Form 10-Q
period 1994-03-31
OTTER TAIL POWER CO
filed 1994-05-13
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
 For the quarterly period ended        MARCH 31, 1994



                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
 For the transition period from               to


 Commission file number     0-368


                           OTTER TAIL POWER COMPANY
            (Exact name of registrant as specified in its charter)


             Minnesota                                     41-0462685
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)


215 South Cascade Street,  Box 496,   Fergus Falls, Minnesota      56538-0496
   (Address of principal executive offices)                        (Zip Code)


                                 218-739-8200
             (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last report.)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES   X     NO


  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

            May 1, 1994 - 11,180,136  Common Shares ($5 par value)
                           OTTER TAIL POWER COMPANY

                                    INDEX



                                                                     Page No.

Part I. Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheets - March 31, 1994
            and December 31, 1993 (Unaudited)                          2 & 3

          Consolidated Statements of Income - Three Months
            Ended March 31, 1994 and 1993 (Unaudited)                    4

          Consolidated Statements of Cash Flows - Three Months
            Ended March 31, 1994 and 1993  (Unaudited)                   5

          Notes to Consolidated Financial Statements (Unaudited)         6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       6, 7 & 8

Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                               8

Signatures                                                               8


                                     PART I. FINANCIAL INFORMATION


 Item 1. Financial Statements


                                        OTTER TAIL POWER COMPANY

                                       CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)

                                               - ASSETS -

                                                               March 31,          December 31,
                                                                  1994                1993
                                                              ------------        ------------
                                                                    (Thousands of Dollars)
   Plant
     Electric Plant in Service                                   $681,667            $679,282
     Other                                                         35,022              34,626
                                                                 ---------           ---------
       Total                                                      716,689             713,908
     Less Accumulated Depreciation and Amortization               275,762             270,385
                                                                 ---------           ---------
                                                                  440,927             443,523
     Construction Work in Progress                                 10,423               8,341
                                                                 ---------           ---------
      Net Plant                                                   451,350             451,864
                                                                 ---------           ---------

   Investments and Other Assets:                                   43,822              43,853
                                                                 ---------           ---------
   Current Assets:
     Cash and Cash Equivalents                                      7,762               3,808
     Temporary Cash Investments                                       433                 451
     Accounts Receivable:
       Trade - Net                                                 22,456              19,531
       Other                                                        2,772               3,361
     Materials and Supplies
       Fuel                                                         3,838               3,667
       Inventory, Materials and Operating Supplies                 15,889              14,552
     Deferred Income Taxes                                          4,565               4,482
     Accrued Utility Revenues                                       3,836               4,368
     Other                                                          2,542               2,477
                                                                 ---------           ---------
        Total Current Assets                                       64,093              56,697
                                                                 ---------           ---------

   Deferred Debits:
     Unamortized Debt Expense and Reacquisition Premiums            5,528               5,611
     Other                                                          6,040               5,880
                                                                 ---------           ---------
        Total Deferred Debits                                      11,568              11,491
                                                                 ---------           ---------
          TOTAL                                                  $570,833            $563,905
                                                                 =========           =========


                     See Accompanying Notes to Consolidated Financial Statements

                                               - 2 -






                                      OTTER TAIL POWER COMPANY

                                     CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)

                                           -LIABILITIES-

                                                               March 31,          December 31,
                                                                  1994                1993
                                                              ------------        ------------
                                                                    (Thousands of Dollars)
   Capitalization:
     Common Shares, Par Value $5 Per Share - Authorized
       15,000,000 Shares; Outstanding 1994 and 1993,
       11,180,136 Shares                                          $55,901             $55,901
     Premium on Common Shares                                      30,335              30,336
     Retained Earnings                                             88,168              84,209
                                                                 ---------           ---------
        Total                                                     174,404             170,446

   Cumulative Preferred Shares - Authorized 1,500,000
     Shares Without Par Value; Outstanding 1994 and 1993, 388,311 Shares:

       Subject to Mandatory Redemption                             18,000              18,000
       Other                                                       20,831              20,831

   Cumulative Preference Shares - Authorized 1,000,000
       Shares Without Par Value;  Outstanding - None                 --                  --

   Long-Term Debt                                                 165,816             166,563
                                                                 ---------           ---------
           Total Capitalization                                   379,051             375,840
                                                                 ---------           ---------
   Current Liabilities:
     Sinking Fund Requirements and Current Maturities               7,749               9,356
     Accounts Payable                                              17,159              15,987
     Federal and State Income Taxes Accrued                         5,138                --
     Other Taxes Accrued                                           11,876              11,187
     Interest Accrued                                               1,828               3,522
     Other                                                          4,508               5,687
                                                                 ---------           ---------
           Total Current Liabilities                               48,258              45,739
                                                                 ---------           ---------
   Noncurrent Liabilities:                                          6,932               5,690
                                                                 ---------           ---------
   Deferred Credits:
     Accumulated Deferred Income Taxes                             93,511              92,940
     Accumulated Deferred Investment Tax Credit                    23,210              23,518
     Regulatory Liability                                          16,305              16,046
     Other                                                          3,566               4,132
                                                                 ---------           ---------
           Total Deferred Credits                                 136,592             136,636
                                                                 ---------           ---------
                  TOTAL                                          $570,833            $563,905
                                                                 =========           =========


                       See Accompanying Notes to Consolidated Financial Statements

                                              - 3 -

                                     OTTER TAIL POWER COMPANY

                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)

                                                                 Three Months Ended
                                                                     March 31,
                                                                  1994        1993
                                                                            Restated
                                                                --------    --------
                                                              (Thousands of Dollars)
                Operating Revenues
                  Electric                                      $54,889     $53,817
                  Health Services                                10,920       1,053
                  Diversified Operations                          7,627       3,844
                                                                --------    --------
                    Total Operating Revenues                     73,436      58,714

                Operating Expenses
                  Production Fuel                                 8,658       7,870
                  Purchased Power                                 6,713       7,728
                  Electric Operation Expenses                    11,703      11,190
                  Electric Maintenance                            3,037       2,760
                  Cost of Health Services Sold                    7,423       --
                  Other Health Services Expenses                  2,784         980
                  Diversified Cost of Goods Sold                  4,803       1,968
                  Other Diversified Expenses                      1,999       1,316
                  Depreciation and Amortization                   5,233       4,778
                  Property Taxes                                  2,982       2,869
                  Income Taxes                                    5,754       4,998
                                                                --------    --------
                    Total Operating Expenses                     61,089      46,457
                                                                --------    --------
                Operating Income                                 12,347      12,257

                Allowance For Equity (Other) Funds Used
                  During Construction                                31          13

                Other Income and Deductions
                  and Applicable Taxes                              312         (41)
                                                                --------    --------
                Income Before Interest Charges                   12,690      12,229

                Interest Charges                                  3,348       3,246

                Allowance For Borrowed Funds Used
                  During Construction - Credit                      (14)         (7)
                                                                --------    --------
                Net Income                                        9,356       8,990

                Preferred Dividend Requirements                     590         617
                                                                --------    --------
                Earnings Available for Common Shares             $8,766      $8,373
                                                                ========    ========
                Earnings Per Average Common Share                 $0.78       $0.75
                                                                ========    ========

                Average Number of Common Shares Outstanding  11,180,136  11,180,136

                Dividends Per Common Share                        $0.43       $0.42

                       See Accompanying Notes to Consolidated Financial Statements

                                                  - 4 -

                                         OTTER TAIL POWER COMPANY

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                                          Three Months Ended
                                                                              March 31,
                                                                           1994        1993
                                                                                     Restated
                                                                         --------    --------
                                                                       (Thousands of Dollars)
     Cash Flows From Operating Activities:
       Net Income                                                         $9,356      $8,990
       Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
         Depreciation and Amortization                                     6,427       5,538
         Deferred Investment Tax Credit - Net                               (308)       (306)
         Deferred Income Taxes                                               928         892
         Change in Deferred Debits and Other Assets                          395         (24)
         Change in Noncurrent Liabilities and Deferred Credits               376       5,001
         Allowance for Equity (Other) Funds Used During Construction         (31)        (14)
         Loss on Disposal of Noncurrent Assets                                20         260
       Cash Provided by (Used for) Current Assets and
        Current Liabilities:
         Change in Receivables, Materials and Supplies                    (3,360)      1,658
         Change in Other Current Assets                                      496      (4,129)
         Change in Payables and Other Current Liabilities                  1,086      (2,225)
         Change in Interest and Income Taxes Payable                       3,442       2,168
                                                                        ---------   ---------
           Net Cash Provided by Operating Activities                      18,827      17,809

     Cash Flows From Investing Activities:
         Gross Capital Expenditures                                       (6,573)     (5,495)
         Proceeds from Disposal of Noncurrent Assets                         494          69
         Purchase of Subsidiaries, Net of Cash Acquired                     (574)     (3,964)
         Change in Temporary Cash Investments                                 18      (4,976)
         Change in Marketable Securities                                    (381)     (1,792)
                                                                        ---------   ---------
           Net Cash Used in Investing Activities                          (7,016)    (16,158)

     Cash Flows From Financing Activities:
         Proceeds from Issuance of Long-Term Debt                            678       1,898
         Payments for Retirement of Long-Term Debt                        (3,082)       (763)
         Payments for Debt Issuance Expenses                                 (56)        --
         Dividends Paid                                                   (5,397)     (5,313)
                                                                        ---------   ---------
           Net Cash Used in Financing Activities                          (7,857)     (4,178)

     Net Change in Cash and Cash Equivalents                               3,954      (2,527)

     Cash and Cash Equivalents at Beginning of Year                        3,808       8,369
                                                                        ---------   ---------
     Cash and Cash Equivalents at March 31                                $7,762      $5,842
                                                                        =========   =========
     Supplemental Cash Flow Information
       Cash Paid for Interest and Income Taxes:
         Interest                                                         $4,816      $5,062
         Income Taxes                                                       $552        $420

                     See Accompanying Notes to Consolidated Financial Statements

                                                - 5 -


                           OTTER TAIL POWER COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


The Company, in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for the periods. The financial statements for 1994 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1993, 1992 and 1991 included in the Company's 1993 Annual Report to the Securities and Exchange Commission on Form 10-K.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112 - Employers' Accounting for Postemployment Benefits and SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 112 establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. SFAS No. 115 establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The adoption of SFAS No. 112 and SFAS No. 115 did not have a material impact on the Company's financial statements.

On September 22, 1993, the North Dakota Public Service Commission entered an Order approving an Agreement for Incentive Regulation for 1993. As part of the Order, the Company is required to accrue the North Dakota portion of unbilled revenue as of January 1, 1993, ($4.4 million) and to amortize it over a 36-month period beginning in January 1993. The Company's financial statements for the three months ended March 31, 1993, have been restated to reflect this change. The effects of the restatement are considered immaterial.

Because of seasonal and other factors, the earnings for the three-month period ended March 31, 1994, should not be taken as an indication of earnings for all or any part of the balance of the year.


Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                    RESULTS OF OPERATIONS

Material Changes in Financial Position

Cash provided by operating activities of $18,827,000 as shown on the Consolidated Statement of Cash Flows for the three months ended March 31, 1994, allowed the Company to finance its construction program, pay dividends, retire long-term debt, and invest in an additional nonutility business. At March 31, 1994, the Company had $8,195,000 in Cash, Cash Equivalents and Temporary Cash Investments. In addition, the Company had $17,145,000 in marketable securities included in Investments and Other Assets which could be used to supplement cash needs.


The Company estimates that funds internally generated, combined with funds on hand, will be sufficient to provide for all of its 1994-1998 electric construction program expenditures (including allowance for funds used during construction) and to meet all sinking fund payments for First Mortgage Bonds in the next five years. Additional short or long-term financing will be required in the period 1994-1998 in connection with the maturity of First Mortgage Bonds and a Long-Term Lease Obligation ($21,000,000), in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, to complete its common stock repurchase program or for other corporate purposes.

The increases in Construction Work in Progress reflects new construction related to electric utility operations, principally in production, transmission, and distribution plant. The increase in Cash and Cash Equivalents is because the cash provided from operating activities exceeded what was used in investing and financing activities. Normal changes in seasonal demand for electricity and increased activity at one of the Company's Health Services subsidiaries caused the increase in Trade Accounts Receivable. The increases in the current liability for Federal and State Income Taxes Accrued and Other Taxes Accrued were caused by the timing of tax payments.
The reduction in Interest Accrued reflects the fact that interest payments for the majority of the Company's bonds were made in February. Payment of an employee incentive plan liability accrued at December 31, 1993, caused the balance in Other Current Liabilities to decrease. Noncurrent Liabilities increased due primarily to the accrual of postretirement benefits other than pensions costs.

The increase in Inventory, Materials and Operating Supplies, and Accounts Payable, and the decrease in Sinking Fund Requirements and Current Maturities are due to increased activity at one of the Company's Health Services subsidiaries. The increase in Accounts Payable was offset, to a smaller extent, by a seasonal decline in the Accounts Payable of the electric utility.


Material Changes in Results of Operations

The 2% increase in Electric Operating Revenues for the quarter ended March 31, 1994, as compared to the quarter ended March 31, 1993, is due primarily to a 4.6% increase in retail revenue offset by a 27% decrease in power pool sales. Retail revenue increased because of a 5.9% increase in kwh sales. The colder weather experienced in the first quarter of 1994 (average system heating degree days increased by 5.3% over 1993) contributed to the increase in kwh sales. Power pool sales decreased for the quarter due to a 32.6% decrease in kwh sales, as the Company utilized generation to serve its own retail customers.

The increase in Production Fuel for the quarter ended March 31, 1994, as compared to the quarter ended March 31, 1993, is due primarily to a 9.3% increase in generation, which relates to the increase in retail kwh sold. The decrease in Purchased Power for the three months ended March 31, 1994, as compared to the same period in 1993, is due to a 38.6% decrease in kwh purchases for resale, which corresponds to the decrease in power pool sales.

The increase in Health Services Operating Revenues, Cost of Health Services Sold, and Other Health Services Expenses for the quarter ended March 31, 1994, as compared to the same period in 1993, is principally due to including the results of a new Health Services subsidiary acquired by the Company toward the end of the first quarter of 1993.


The increase in Diversified Operations Operating Revenues, Diversified Cost of Goods Sold, and Other Diversified Expenses in the first quarter of 1994, as compared to the same period in 1993, was primarily caused by including three months of subsidiary operations in the first quarter of 1994, as compared to only two months in 1993.

The increase in Income Taxes for the three months ended March 31, 1994, as compared to the same period in 1993, is primarily due to higher taxable income, the Federal tax rate change, and a SFAS 109 adjustment made in 1993. The increase in Other Income and Deductions and Applicable Taxes in the quarter ended March 31, 1994, as compared to the same period in 1993, is due to higher investment income.


Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits: None

b)  Report on Form 8-K.

     No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1994.




                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                OTTER TAIL POWER COMPANY



                                By:  Andrew E. Anderson

                                     Andrew E. Anderson
                                Controller/Chief Accounting Officer
                                     Authorized Officer



Dated:    May 11, 1994