Form 10-Q
period 1994-06-30
OTTER TAIL POWER CO
filed 1994-08-12
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
 For the quarterly period ended          JUNE 30, 1994


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

August 1, 1994 - 11,180,136  Common Shares ($5 par value)


                          OTTER TAIL POWER COMPANY

                                   INDEX





Part I. Financial Information                               Page No.

 Item 1. Financial Statements

         Consolidated Balance Sheets - June 30, 1994
         and December 31, 1993 (Unaudited)                    2 & 3

         Consolidated Statements of Income - Three
         and Six Months Ended June 30, 1994 and 1993 (Unaudited)  4

         Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1994 and 1993  (Unaudited)     5

         Notes to Consolidated Financial Statements
         (Unaudited)                                              6


 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  7 & 8


Part II. Other Information

 Item 4. Submission of Matters to a Vote of Security Holders      9

 Item 6. Exhibits and Reports on Form 8-K                         9

Signatures                                                       10


        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          OTTER TAIL POWER COMPANY
        CONSOLIDATED BALANCE SHEETS
                 (Unaudited)

                  -ASSETS-

                                                   June 30,       December 31,
                                                     1994            1993
                                                   _______        ___________
                                                   (Thousands of Dollars)
PLANT:
Electric Plant in Service                          $685,214          $679,282
Other                                                35,991            34,626
                                                   ________          ________
       Total                                        721,205           713,908
Less Accumulated Depreciation and Amortization      280,564           270,385
                                                   ________           _______
                                                    440,641           443,523
Construction Work in Progress                        13,929             8,341
                                                   ________           _______
       Net Plant                                    454,570           451,864
                                                   ________           _______

INVESTMENTS AND OTHER ASSETS:                        43,068            43,853
                                                   ________           _______

CURRENT ASSETS:
Cash and Cash Equivalents                             1,529             3,808
Temporary Cash Investments                              329               451
Accounts Receivable:
   Trade - Net                                       24,817            19,531
   Other                                              2,653             3,361
Materials and Supplies:
   Fuel                                               3,754             3,667
   Inventory, Materials and Operating Supplies       15,241            14,552
Deferred Income Taxes                                 4,300             4,482
Accrued Utility Revenues                              3,146             4,368
Other                                                 2,726             2,477
                                                    _______           _______
       Total Current Assets                          58,495            56,697
                                                    _______           _______

DEFERRED DEBITS:
Unamortized Debt Expense and Reacquisition Premiums   5,405             5,611
Other                                                 5,559             5,880
                                                    _______           _______
       Total Deferred Debits                         10,964            11,491
                                                    _______           _______

       TOTAL                                       $567,097          $563,905
                                                   ========          ========


 See Accompanying Notes to Consolidated Financial Statements

                    - 2 -

             OTTER TAIL POWER COMPANY
           CONSOLIDATED BALANCE SHEETS
                   (Unaudited)

                  -LIABILITIES-



                                                             June 30,       December 31,
                                                               1994         1993
                                                             _______        ________
                                                             (Thousands of Dollars)
CAPITALIZATION:
Common Shares, Par Value $5 Per Share - Authorized
       25,000,000 Shares; Outstanding 1994 and 1993,
       11,180,136 Shares                                      $55,901           $55,901
Premium on Common Shares                                       30,335            30,336
Retained Earnings                                              87,948            84,209
                                                              _______           _______
       Total                                                  174,184           170,446

Cumulative Preferred Shares - Authorized 1,500,000
Shares Without Par Value; Outstanding 1994 and 1993, 388,311 Shares:

       Subject to Mandatory Redemption                         18,000            18,000
       Other                                                   20,831            20,831

Cumulative Preference Shares - Authorized 1,000,000
Shares Without Par Value;  Outstanding - None                      --                --

Long-Term Debt                                                165,530           166,563
                                                              _______           _______
       Total Capitalization                                   378,545           375,840
                                                              _______           _______
CURRENT LIABILITIES:
Short-Term Debt                                                   800                --
Sinking Fund Requirements and Current Maturities               10,293             9,356
Accounts Payable                                               15,639            15,987
Federal and State Income Taxes Accrued                          1,843                --
Other Taxes Accrued                                             8,458            11,187
Interest Accrued                                                3,489             3,522
Other                                                           4,594             5,687
                                                              _______           _______
       Total Current Liabilities                               45,116            45,739
                                                              _______           _______

NONCURRENT LIABILITIES:                                         7,617             5,690
                                                              _______           _______
DEFERRED CREDITS:
Accumulated Deferred Income Taxes                              93,477            92,940
Accumulated Deferred Investment Tax Credit                     22,902            23,518
Regulatory Liability                                           16,151            16,046
Other                                                           3,289             4,132
                                                              _______           _______
       Total Deferred Credits                                 135,819           136,636
                                                              _______           _______
       TOTAL                                                 $567,097          $563,905
                                                              =======           =======


See Accompanying Notes to Consolidated Financial Statements

                       - 3 -

          OTTER TAIL POWER COMPANY

       CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited)

                                             Three Months Ended              Six Months Ended
                                               June 30                        June 30
                                                1994          1993             1994          1993
                                                               Restated                       Restated
                                                ____           ________        ____           ________
                                             (Thousands of Dollars)         (Thousands of Dollars)
OPERATING REVENUES
Electric                                        $46,881       $45,848         $101,770       $99,665
Health Services                                  11,021        15,517           21,941        16,570
Diversified Operations                           11,015         9,818           18,642        13,662
                                                 ______        ______          _______        ______
          Total Operating Revenues               68,917        71,183          142,353       129,897

OPERATING EXPENSES
Production Fuel                                   7,981         7,400           16,639        15,270
Purchased Power                                   7,404         7,565           14,117        15,293
Electric Operation Expenses                      10,991        10,522           22,694        21,712
Electric Maintenance                              3,920         3,987            6,957         6,747
Cost of Health Services Sold                      7,799        10,255           15,222        10,255
Other Health Services Expenses                    2,820         3,843            5,604         4,823
Diversified Cost of Goods Sold                    6,561         6,463           11,364         8,431
Other Diversified Expenses                        2,117         1,910            4,116         3,226
Depreciation and Amortization                     5,314         5,060           10,547         9,838
Property Taxes                                    2,955         2,866            5,937         5,735
Income Taxes                                      2,788         2,874            8,542         7,872
                                                 ______        ______           ______        ______
          Total Operating Expenses               60,650        62,745          121,739       109,202
                                                 ______        ______          _______       _______
OPERATING INCOME                                  8,267         8,438           20,614        20,695

Allowance For Equity (Other) Funds Used
   During Construction                               36            25               67            38

Other Income and Deductions
   and Applicable Taxes                             391           411              703           370
                                                 ______        ______           ______        ______
INCOME BEFORE INTEREST CHARGES                    8,694         8,874           21,384        21,103

Interest Charges                                  3,311         3,438            6,659         6,684

Allowance For Borrowed Funds Used
   During Construction - Credit                     (14)          (11)             (28)          (18)
                                                 ______        ______           ______        ______
NET INCOME                                        5,397         5,447           14,753        14,437

Preferred Dividend Requirements                     589           617            1,179         1,234
                                                 ______        ______           ______        ______
EARNINGS AVAILABLE FOR COMMON SHARES             $4,808        $4,830          $13,574       $13,203
                                                 ======        ======          =======       =======
Earnings Per Average Common Share                 $0.43         $0.43            $1.21         $1.18
                                                 ======        ======          =======       =======

Average Number of Common Shares Outstanding  11,180,136    11,180,136       11,180,136    11,180,136

Dividends Per Common Share                        $0.43         $0.42            $0.86         $0.84

 See Accompanying Notes to Consolidated Financial Statements
                     -4-

                     OTTER TAIL POWER COMPANY

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                                    Six  Months Ended
                                                                    June 30,
                                                                     1994          1993
                                                                                  Restated
                                                                     ____         ________
                                                                                                                            Restated
                                                                    (Thousands of Dollars)
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                     $14,753       $14,437
         Adjustments to Reconcile Net Income to Net Cash
            Provided by Operating Activities:
             Depreciation and Amortization                           12,603        11,313
             Deferred Investment Tax Credit - Net                      (616)         (614)
             Deferred Income Taxes                                    1,187         1,620
             Change in Deferred Debits and Other Assets               1,117            88
             Change in Noncurrent Liabilities and Deferred Credits      785         4,980
             Allowance for Equity (Other) Funds Used During
                    Construction                                        (67)          (38)
             Loss on Disposal of Noncurrent Assets                       68           243
         Cash Provided by (Used for) Current Assets & Current Liabilities:
             Change in Receivables, Materials and Supplies           (5,004)       (2,864)
             Change in Other Current Assets                             990        (2,824)
             Change in Payables and Other Current Liabilities        (4,034)       (4,473)
             Change in Interest and Income Taxes Payable              1,804         1,030
                                                                     ______        ______
                 Net Cash Provided by Operating Activities           23,586        22,898

     CASH FLOWS FROM INVESTING ACTIVITIES:
             Gross Capital Expenditures                             (16,169)      (12,524)
             Proceeds from Disposal of Noncurrent Assets              1,579
             Purchase of Subsidiaries, Net of Cash Acquired            (574)       (3,964)
             Change in Temporary Cash Investments                       122         2,255
             Change in Marketable Securities                           (618)       (3,613)
                                                                    _______       _______
                 Net Cash Used in Investing Activities              (15,660)      (17,846)

     CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from Issuance of Short-Term Debt                  800            --
             Proceeds from Issuance of Long-Term Debt                 2,917        17,871
             Payments for Retirement of Long-Term Debt               (3,072)      (13,662)
             Payments for Debt Issuance Expenses                        (56)           --
             Dividends Paid                                         (10,794)      (10,625)
                                                                     ______        ______
                 Net Cash Used in Financing Activities              (10,205)       (6,416)

     Net Change in Cash and Cash Equivalents                         (2,279)       (1,364)

     Cash and Cash Equivalents at Beginning of Year                   3,808         8,369
                                                                     ______        ______
     Cash and Cash Equivalents at June 30                            $1,529        $7,005
                                                                     ======        ======
     Supplemental Cash Flow Information
       Cash Paid for Interest and Income Taxes:
         Interest                                                    $6,458        $6,551
         Income Taxes                                                $6,630        $5,803

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

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112 - Employers' Accounting for Postemployment Benefits and SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 112 establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. SFAS No. 115 establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company's marketable securities are classified as available-for-sale and are included in Investments and Other Assets at the fair value amount of $17,178,000. The cost basis of the investment is $17,545,000 and the unrealized loss is $367,000. The adoption of SFAS No. 112 and SFAS No. 115 did not have a material impact on the Company's financial statements.

On September 22, 1993, the North Dakota Public Service Commission entered an Order approving an Agreement for Incentive Regulation for 1993. As part of the Order, the Company is required to accrue the North Dakota portion of unbilled revenue as of January 1, 1993, ($4.4 million) and to amortize it over a 36-month period beginning in January 1993. The Company's financial statements for the three and six-month periods ended June 30, 1993, have been restated to reflect this change. The effects of the restatement are considered immaterial.

Because of seasonal and other factors, the earnings for the three and six-month periods ended June 30, 1994, should not be taken as an indication of earnings for all or any part of the balance of the year.


Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




Material Changes in Financial Position

Cash provided by operating activities of $23,586,000 as shown on the Consolidated Statement of Cash Flows for the six months ended June 30, 1994, together with Cash and Temporary Cash Investments on hand at December 31, 1993, allowed the Company to finance its construction program, pay dividends, and invest in an additional nonutility business. At June 30, 1994, the Company had $17,178,000 in marketable securities included in Investments and Other Assets which could be used to supplement cash needs.

The Company estimates that funds internally generated, combined with funds on hand, will be sufficient to provide for all of its 1994-1998 electric construction program expenditures (including allowance for funds used during construction) and to meet all sinking fund payments for First Mortgage Bonds in the next five years. Additional short or long-term financing could be required in the period 1994-1998 in connection with the maturity of First Mortgage Bonds and a Long-Term Lease Obligation ($21,000,000), in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, complete its common stock repurchase program or for other corporate purposes.

The increase in Construction Work in Progress reflects new construction related to electric utility operations, principally in production, general, and distribution plant. The decrease in Cash and Cash Equivalents is because the cash provided from operating activities was less than what was used in investing and financing activities. The bulk of the increase in Trade Accounts Receivable is due to increased seasonal subsidiary sales.
The decrease in Accrued Utility Revenue is due to normal changes in seasonal demand for electricity.

The increase in the current liability for Federal and State Income Taxes Accrued and decrease in Other Taxes Accrued were caused by the timing of tax payments. Noncurrent Liabilities increased due primarily to an increase in the accrual of postretirement benefits other than pensions costs. The decrease in Other Deferred Credits is principally due to the amortizing of the North Dakota unbilled revenue.

Material Changes in Results of Operations

The increase in Electric Operating Revenues was 2.3% and 2.1%, respectively for the quarter and six months ended June 30, 1994, as compared to the same periods in 1993. Revenues increased primarily due to an increase in retail revenue (3.3% and 4.0%, respectively for the quarter and six months ended), offset by a decrease in power pool sales (4.3% and 13.9%, respectively for the quarter and six months ended). Retail revenue increased primarily due to an increase in kwh sold. Most of the increase in retail revenue is due to added load primarily in the commercial category. Power pool sales decreased due to a reduction in kwh sold, offset by an increase in revenue per kwh sold. The decrease in power pool kwh sales can be attributed to the unusually high level of power pool sales in 1993.

The increase in Production Fuel for both the quarter and six months ended June 30, 1994, as compared to the same periods in 1993, is primarily due to an increase in generation which correlates to the increase in retail kwh sales. The decrease in Purchased Power for the six months ended June 30, 1994, as compared to the six months ended June 30, 1993, is due to a 24.5% decrease in kwh purchases for resale, which corresponds to the decrease in power pool sales, offset by a 9.9% increase in cost per kwh. The cost per kwh purchased increased because the lower cost plants in the power pool were down for maintenance.

The decrease in Health Services Operating Revenues, Cost of Health Services Sold, and Other Health Services Expenses for the quarter ended June 30, 1994, as compared to the quarter ended June 30, 1993, is primarily due to an unusually large amount of equipment sales at one of the Health Services subsidiaries in the second quarter of 1993. The increase in Health Services Operating Revenues, Cost of Health Services Sold, and Other Health Services Expenses for the six months ended June 30, 1994, as compared to the six months ended June 30, 1993, is principally due to including the results of a new Health Services subsidiary acquired by the Company toward the end of the first quarter of 1993.

The increase in Diversified Operations Operating Revenues, Diversified Cost of Goods Sold, and Other Diversified Expenses for the quarter ended
June 30, 1994, as compared to the quarter ended June 30, 1993, is primarily due to the increase of existing product lines in the manufacturing subsidiaries. The increase in Diversified Operations Operating Revenues, Diversified Cost of Goods Sold, and Other Diversified Expenses in the first six months of 1994, as compared to the same period in 1993, was primarily caused by including six months of subsidiary operations in 1994, as compared to only five months in 1993.

The majority of the increase in Depreciation and Amortization for the quarter and six months ended June 30, 1994, as compared to the same periods in 1993, is due to higher depreciation rates and more property placed in service at the electric utility. The increase in Income Taxes for the six months ended June 30, 1994, as compared to the same period in 1993, is primarily due to higher taxable income, a SFAS 109 adjustment made in 1993, and Federal tax law changes.

                         PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

   The annual meeting of Shareholders of the Company was held on April 11, 1994, for the purpose of electing three nominees to the Board of Directors with terms expiring in 1997, approving the appointment of auditors, and amending the Company's Restated Articles of Incorporation to increase the authorized common shares to 25,000,000 shares. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

                                        Shares       Shares Voted
      Election of Directors            Voted For   Withheld Authority

      Thomas M. Brown                  9,683,041        122,238
      Maynard D. Helgaas               9,711,665         93,614
      Robert N. Spolum                 9,708,733         96,546

                               Shares          Shares          Shares
      Approval of Auditors    Voted For     Voted Against   Voted Abstain

      Deloitte & Touche       9,519,877         71,917          213,485

      Proposal to Increase    8,975,615        478,553          351,111
        Common Shares


Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits:

   10 Purchased Power and Interconnection Agreement between the Company and Potlatch Corporation dated June 8, 1994.

b)  Report on Form 8-K.

   No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1994.




SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                       OTTER TAIL POWER COMPANY



                       By:         /s/A.E. Anderson

                                     Andrew E. Anderson
                                  Controller/Chief Accounting Officer
                                      Authorized Officer




Dated:    August 11, 1994



Exhibit Index
to
Quarterly Report
on Form 10-Q
For Quarter Ended June 30, 1994







Exhibit Number

     10 Purchased Power and Interconnection Agreement between the Company and Potlatch Corporation dated June 8, 1994.