Form 10-Q
period 1994-09-30
OTTER TAIL POWER CO
filed 1994-11-10
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended          SEPTEMBER 30, 1994

                                   OR

[  ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                     to


 Commission file number    0-368

      OTTER TAIL POWER COMPANY
         (Exact name of registrant as specified in its charter)


   Minnesota                            41-0462685
State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)     Identification No.)

215 South Cascade Street,  Box 496, Fergus Falls, Minnesota 56538-0496
(Address of principal executive offices)                    (Zip Code)

                      218-739-8200
(Registrant's telephone number, including area code)


Former name, former address and former fiscal year, if changed since last report.)

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

November 1, 1994 - 11,180,136  Common Shares ($5 par value)

                        OTTER TAIL POWER COMPANY

                                  INDEX




Part I. Financial Information                           Page No.

Item 1. Financial Statements

      Consolidated Balance Sheets - September 30, 1994
      and December 31, 1993 (Unaudited)                  2 & 3

      Consolidated Statements of Income - Three
      and Nine Months Ended September 30, 1994 and 1993
      (Unaudited)                                            4

      Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1994 and 1993
      (Unaudited)                                            5

      Notes to Consolidated Financial Statements
      (Unaudited)                                        6 & 7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations         7, 8 & 9



Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                   9


Signatures                                                   9



       Part I.  Financial Information

Item 1. Financial Statements

          OTTER TAIL POWER COMPANY
         CONSOLIDATED BALANCE SHEETS
                 (Unaudited)

                  -ASSETS-

                                                   September 30,   December 31,
                                                      1994            1993

                                                   (Thousands of Dollars)
PLANT:
Electric Plant in Service                           $691,682        $679,282
Other                                                 36,113          34,626
                                                   _________       _________
       Total                                         727,795         713,908
Less Accumulated Depreciation and Amortization       283,815         270,385
                                                   _________       _________
                                                     443,980         443,523
Construction Work in Progress                         12,319           8,341
                                                   _________       _________
       Net Plant                                     456,299         451,864
                                                   _________       _________

INVESTMENTS AND OTHER ASSETS:                         42,845          43,853
                                                   _________       _________

CURRENT ASSETS:
Cash and Cash Equivalents                              2,263           3,808
Temporary Cash Investments                               676             451
Accounts Receivable:
   Trade - Net                                        25,184          19,531
   Other                                               3,098           3,361
Materials and Supplies:
   Fuel                                                3,455           3,667
   Inventory, Materials and Operating Supplies        13,658          14,552
Deferred Income Taxes                                  4,168           4,482
Accrued Utility Revenues                               3,194           4,368
Other                                                  3,603           2,477
                                                   _________       _________
       Total Current Assets                           59,299          56,697
                                                   _________       _________

DEFERRED DEBITS:
Unamortized Debt Expense and Reacquisition Premiums    5,282           5,611
Other                                                  5,671           5,880
                                                   _________       _________
       Total Deferred Debits                          10,953          11,491
                                                   _________       _________

       TOTAL                                        $569,396        $563,905
                                                   =========       =========

 See Accompanying Notes to Consolidated Financial Statements



             OTTER TAIL POWER COMPANY
           CONSOLIDATED BALANCE SHEETS
                   (Unaudited)

                  -LIABILITIES-

                                                     September 30,  December 31
                                                       1994           1993

                                                     (Thousands of Dollars)
CAPITALIZATION:
Common Shares, Par Value $5 Per Share - Authorized
       25,000,000 Shares; Outstanding 1994 and 1993,
       11,180,136 Shares                              $55,901        $55,901
Premium on Common Shares                               30,335         30,336
Retained Earnings                                      88,305         84,209
                                                     _________      _________
       Total                                          174,541        170,446

Cumulative Preferred Shares - Authorized 1,500,000
Shares Without Par Value; Outstanding 1994 and 1993, 388,311 Shares:

       Subject to Mandatory Redemption                 18,000         18,000
       Other                                           20,831         20,831

Cumulative Preference Shares - Authorized 1,000,000
Shares Without Par Value;  Outstanding - None              --             --

Long-Term Debt                                        165,296        166,563
                                                     _________      _________
       Total Capitalization                           378,668        375,840
                                                     _________      _________

CURRENT LIABILITIES:
Short-Term Debt                                         4,100             --
Sinking Fund Requirements and Current Maturities        8,053          9,356
Accounts Payable                                       17,007         15,987
Federal and State Income Taxes Accrued                    763             --
Other Taxes Accrued                                    10,534         11,187
Interest Accrued                                        1,840          3,522
Other                                                   4,729          5,687
                                                     _________      _________
       Total Current Liabilities                       47,026         45,739
                                                     _________      _________

NONCURRENT LIABILITIES:                                 7,997          5,690
                                                     _________      _________

DEFERRED CREDITS:
Accumulated Deferred Income Taxes                      94,009         92,940
Accumulated Deferred Investment Tax Credit             22,594         23,518
Regulatory Liability                                   15,997         16,046
Other                                                   3,105          4,132
                                                     _________      _________
       Total Deferred Credits                         135,705        136,636
                                                     _________      _________

       TOTAL                                         $569,396       $563,905
                                                     =========      =========

See Accompanying Notes to Consolidated Financial Statements

           OTTER TAIL POWER COMPANY

      CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited)

                                                Three Months Ended                Nine Months Ended
                                                    September 30                     September 30
                                                 1994          1993               1994          1993
                                                                Restated
                                                (Thousands of Dollars)           (Thousands of Dollars)
OPERATING REVENUES
Electric                                         $45,713       $44,499           $147,483      $144,164
Health Services                                   12,724         8,653             34,665        25,223
Diversified Operations                            12,705        14,730             31,347        28,392
                                               _________     _________          _________     _________

           Total Operating Revenues               71,142        67,882            213,495       197,779

OPERATING EXPENSES
Production Fuel                                    7,417         7,368             24,056        22,638
Purchased Power                                    6,504         6,343             20,621        21,636
Electric Operation Expenses                       11,153        10,730             33,847        32,442
Electric Maintenance                               3,843         2,892             10,800         9,639
Cost of Health Services Sold                       9,136         3,453             24,358        13,708
Other Health Services Expenses                     2,662         4,554              8,266         9,377
Diversified Cost of Goods Sold                     7,816         9,672             19,180        18,103
Other Diversified Expenses                         2,229         2,475              6,345         5,701
Depreciation and Amortization                      5,314         5,213             15,861        15,051
Property Taxes                                     2,921         2,710              8,858         8,445
Income Taxes                                       3,204         3,049             11,746        10,921
                                               _________     _________          _________     _________

           Total Operating Expenses               62,199        58,459            183,938       167,661
                                               _________     _________          _________     _________

OPERATING INCOME                                   8,943         9,423             29,557        30,118

Allowance For Equity (Other) Funds Used
   During Construction                                49            36                116            74

Other Income and Deductions
   and Applicable Taxes                              382           420              1,085           790
                                               _________     _________          _________     _________

INCOME BEFORE INTEREST CHARGES                     9,374         9,879             30,758        30,982

Interest Charges                                   3,491         3,671             10,150        10,355

Allowance For Borrowed Funds Used
   During Construction - Credit                      (22)          (17)               (50)          (35)
                                               _________     _________          _________     _________

NET INCOME                                         5,905         6,225             20,658        20,662

Preferred Dividend Requirements                      590           617              1,769         1,851
                                               _________     _________          _________     _________

EARNINGS AVAILABLE FOR COMMON SHARES              $5,315        $5,608            $18,889       $18,811
                                               =========     =========          =========     =========

Earnings Per Average Common Share                  $0.48         $0.50              $1.69         $1.68
                                               =========     =========          =========     =========

Average Number of Common Shares Outstanding   11,180,136    11,180,136         11,180,136    11,180,136

Dividends Per Common Share                         $0.43         $0.42              $1.29         $1.26

 See Accompanying Notes to Consolidated Financial Statements

                       OTTER TAIL POWER COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                                                      Nine Months Ended
                                                                      September 30,
                                                                       1994          1993

                                                                      (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                            $20,658       $20,662
    Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
        Depreciation and Amortization                                  18,937        18,218
        Deferred Investment Tax Credit - Net                             (924)         (924)
        Deferred Income Taxes                                           1,390         2,845
        Change in Deferred Debits and Other Assets                      1,144          (322)
        Change in Noncurrent Liabilities and Deferred Credits           1,425         6,204
        Allowance for Equity (Other) Funds Used During Construction      (116)          (74)
        Loss on Disposal of Noncurrent Assets                              91            13
    Cash Provided by (Used for) Current Assets & Current Liabilities:
        Change in Receivables, Materials and Supplies                  (4,286)        2,141
        Change in Other Current Assets                                     71        (3,975)
        Change in Payables and Other Current Liabilities                   75        (4,065)
        Change in Interest and Income Taxes Payable                      (925)       (1,394)
                                                                      ________      ________
            Net Cash Provided by Operating Activities                  37,540        39,329

CASH FLOWS FROM INVESTING ACTIVITIES:
        Gross Capital Expenditures                                    (24,589)      (21,854)
        Proceeds from Disposal of Noncurrent Assets                     2,220           576
        Purchase of Subsidiaries, Net of Cash Acquired                   (574)       (3,964)
        Change in Temporary Cash Investments                             (224)        5,387
        Change in Marketable Securities                                (1,132)       (6,024)
                                                                      ________      ________
            Net Cash Used in Investing Activities                     (24,299)      (25,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Change in Short-Term Debt                                       4,100                --
        Proceeds from Issuance of Long-Term Debt                        5,710        17,124
        Payments for Retirement of Long-Term Debt                      (8,349)      (17,546)
        Payments for Debt Issuance Expenses                               (56)               --
        Dividends Paid                                                (16,191)      (15,938)
                                                                      ________      ________
            Net Cash Used in Financing Activities                     (14,786)      (16,360)

Net Change in Cash and Cash Equivalents                                (1,545)       (2,910)

Cash and Cash Equivalents at Beginning of Year                          3,808         8,369
                                                                      ________      ________

Cash and Cash Equivalents at September 30                              $2,263        $5,459
                                                                      ========      ========
Supplemental Cash Flow Information
  Cash Paid for Interest and Income Taxes:
    Interest                                                          $11,418       $11,856
    Income Taxes                                                      $10,633        $8,751

     See Accompanying Notes to Consolidated Financial Statements


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

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112 - Employers' Accounting for Postemployment Benefits and SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 112 establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. SFAS No. 115 establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company's marketable securities are classified as available-for-sale and are included in Investments and Other Assets at the fair value amount of $17,178,000. The cost basis of the investment is $17,796,000 and the unrealized loss is $618,000. The adoption of SFAS No. 112 and SFAS No. 115 did not have a material impact on the Company's financial statements.

On September 22, 1993, the North Dakota Public Service Commission entered an Order approving an Agreement for Incentive Regulation for 1993. As part of the Order, the Company is required to accrue the North Dakota portion of unbilled revenue as of January 1, 1993, ($4.4 million) and to amortize it over a 36-month period beginning in January 1993. The Company's financial statements for the three-month period ended September 30, 1993, have been restated to reflect this change. The effects of the restatement are considered immaterial.

On June 13, 1994, the Company filed a petition with the Minnesota Public Utilities Commission for an approval of an annual recovery mechanism for conservation (CIP) related costs. An intervenor, on behalf of the Large General Service Group, filed comments against the petition. The Company and three intervenors reached an agreement on October 18, 1994, and are waiting for approval of that agreement from the Commission. This agreement would result in costs of approximately $2.2 million each year for three years which must be absorbed in current rates starting in 1995.

Because of seasonal and other factors, the earnings for the three and nine-month periods ended September 30, 1994, should not be taken as an indication of earnings for all or any part of the balance of the year.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Position

Cash provided by operating activities of $37,540,000 as shown on the Consolidated Statement of Cash Flows for the nine months ended September 30, 1994, together with Cash and Temporary Cash Investments on hand at December 31, 1993, allowed the Company to finance its construction program, pay dividends, and invest in an additional nonutility business. At September 30, 1994, the Company had $17,178,000 in marketable securities included in Investments and Other Assets which could be used to supplement cash needs.

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

The increase in Electric Plant in Service was due to more property placed in service, primarily in general and distribution property. The increase in Construction Work in Progress reflected new construction related to electric utility operations, principally in production and transmission plant. The bulk of the increase in Trade Accounts Receivable was due to increased seasonal subsidiary sales. The increase in Accounts Payable was due to seasonal subsidiary activity. The decrease in Accrued Utility Revenue was due to normal changes in seasonal demand for electricity.

Short-Term Debt was incurred because the cash provided by operating activities for the quarter was less than the cash used in investing and financing activities. The increase in the current liability for Federal and State Income Taxes Accrued was caused by the timing of tax payments. The decrease in Interest Accrued was caused by the timing of interest payments. Noncurrent Liabilities increased due primarily to the accrual of postretirement benefits other than pensions costs. The decrease in Other Deferred Credits was principally due to the amortizing of the North Dakota unbilled revenue.

Material Changes in Results of Operations

The increase in Electric Operating Revenues was 2.7% and 2.3%, respectively for the quarter and nine months ended September 30, 1994, as compared to the same periods in 1993. Revenues increased primarily due to an increase in retail revenue (3.5% and 3.8%, respectively for the quarter and nine months ended), offset by a decrease in power pool sales (7.3% and 12.0%, respectively for the quarter and nine months ended). Retail revenue increased primarily due to an increase in kwh sold. Most of the increase in retail revenue was due to added load primarily in the commercial category. Power pool sales decreased due to a reduction in kwh sold, offset by an increase in revenue per kwh sold. The decrease in power pool kwh sales can be attributed to the unusually high level of power pool sales in 1993 due primarily to the wide-spread summer flooding in the Midwest.

The increase in Production Fuel for the nine months ended September 30, 1994, as compared to the same period a year ago, was chiefly because of a 5.5% increase in generation which correlates to the increase in retail kwh sales. The decrease in purchased power for the nine months ended September 30, 1994, as compared to the same period in 1993, resulted from a 18.2% decrease in kwh purchased for resale. The decrease correlates to the drop in power pool sales. The increase in Purchased Power for the quarter ended September 30, 1994, as compared to the same quarter in 1993, was due primarily to a 22.1% increase in cost per kwh purchased for system use. Replacement energy cost for plant outages increased. The increase in Electric Maintenance for the quarter and nine months ended September 30, 1994, as compared to the same periods in 1993, was due to increased production maintenance, primarily in boilers, generators, and turbines.

The increase in Health Services Operating Revenues for the quarter ended September 30, 1994, as compared to the quarter ended September 30, 1993, was due to the timing of a large sale that occurred in 1993, as well as an increase in sales of refurbished equipment. The increase in Health Services Operating Revenues for the nine months ended September 30, 1994, as compared to the same period a year ago, was principally due to including the results of a new Health Services subsidiary acquired by the Company toward the end of the first quarter of 1993. The increase in Cost of Health Services Sold for the quarter and nine months ended September 30, 1994, as compared to the same periods in 1993, resulted primarily from the increase in sales. The decrease in Other Health Services Expenses for the quarter ended September 30, 1994, as compared to the quarter ended September 30, 1993, resulted primarily from reclassifying expenses into Cost of Health Services Sold.

The increase in Diversified Operations Revenues for the nine months ended September 30, 1994, as compared to the nine months ended September 30, 1993, was due principally to an increase in sales of existing product lines in the manufacturing subsidiaries. The decrease in Diversified Operations Revenues for the quarter ended September 30, 1994, as compared to the same period in 1993, was due to including the financial statements of the Company's subsidiaries on a current basis commencing on September 30, 1993. The decrease in Diversified Cost of Goods
Sold and Other Diversified Expenses for the quarter ended
September 30, 1994, as compared to the same period in 1993, follows the change in sales as discussed previously. The increase in Diversified Cost of Goods Sold and Other Diversified Expenses for the nine months ended September 30, 1994, as compared to the same period in 1993, resulted primarily from the increase in sales.

The increase in Income Taxes for the nine months ended September
30, 1994, as compared to the same period in 1993, is primarily due to higher taxable income, a SFAS 109 adjustment made in 1993, and Federal tax law changes.


                       PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits:

   10-A Coal Purchase Agreement dated June 30, 1994 by and between the Company, Montana-Dakota Utilities Company,
          Northwestern Public Service Company, and Westmoreland
          Resources, Inc.

   10-B Coal Transportation Agreement dated July 18, 1994 by and between the Company, Montana-Dakota Utilities
          Company, Northwestern Public Service Company, and
          Burlington Northern Railroad Company.

   27     Financial Data Schedule

b)  Report on Form 8-K.

   No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         OTTER TAIL POWER COMPANY


                    By:   /s/A.E. Anderson
                         Andrew E. Anderson
                         Controller/Chief Accounting Officer
                    Authorized Officer
Dated:  November 9, 1994




                              Exhibit Index
                                   to
                            Quarterly Report
                              on Form 10-Q
                  For Quarter Ended September 30, 1994





Exhibit Number

     10-A Coal Purchase Agreement dated June 30, 1994 by and between the Company, Montana-Dakota Utilities
           Company, Northwestern Public Service Company, and
           Westmoreland Resources, Inc.

     10-B Coal Transportation Agreement dated July 18, 1994 by and between the Company, Montana-Dakota Utilities
           Company, Northwestern Public Service Company, and
           Burlington Northern Railroad Company.

     27    Financial Data Schedule