Form 10-Q/A
period 1994-09-30
OTTER TAIL POWER CO
filed 1994-12-20
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q/A-1


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

                         OTTER TAIL POWER COMPANY


                    By:   /s/A.E. Anderson
                         Andrew E. Anderson
                         Controller/Chief Accounting Officer
                             Authorized Officer
Dated:  December 21, 1994

                              Exhibit Index
                                   to
                            Quarterly Report
                              on Form 10-Q/A-1
                  For Quarter Ended September 30, 1994





Exhibit Number

     10-A* Coal Purchase Agreement dated June 30, 1994 by and between the Company, Montana-Dakota Utilities
            Company, Northwestern Public Service Company, and
            Westmoreland Resources, Inc.

     10-B* Coal Transportation Agreement dated July 18, 1994 by and between the Company, Montana-Dakota Utilities
            Company, Northwestern Public Service Company, and
            Burlington Northern Railroad Company.

     27    Financial Data Schedule


* Exhibit filed herewith. Confidential information has been omitted from such exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.