Form 10-K
period 1994-12-31
OTTER TAIL POWER CO
filed 1995-03-28
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10 - K

(Mark One) (X) Annual Report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 (fee required)
               For the fiscal year ended December 31, 1994
                                     OR
               ( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

               For the transition period from _______to_______

                         Commission File Number 0-368

                           OTTER TAIL POWER COMPANY
               (Exact name of registrant as specified in its charter)

        MINNESOTA                             41 -0462685
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)
215 S. CASCADE ST., BOX 496, FERGUS FALLS, MN          56538-0496
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:(218)739-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class     Name of each exchange on which registered
          NONE                           NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON SHARES, par value $5.00 per share
CUMULATIVE PREFERRED      SHARES, without par value
(Title of class)

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

State the aggregate market value of the voting stock held by nonaffiliates
of the registrant.   $369,437,525 as of March 1, 1995

Indicate the number of shares outstanding of each of the registrant's
classes of Common Stock, as of the latest practicable date:   11,180,136
Common Shares ($5 par value) as of March 1, 1995

Documents Incorporated by Reference:
1994 Annual Report to Shareholders - Portions incorporated by reference into Part II
Proxy Statement dated March 8, 1995 - Portions incorporated by reference into Part III

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

     For a discussion of the Company's results of operations, see
"Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated by reference to pages 24 through 31 of the Company's 1994 Annual Report to Shareholders, filed as an Exhibit hereto.

     (b) Financial Information About Industry Segments

     The Company and its subsidiaries are engaged in businesses that have been classified into three segments: Electric Operations, Health Services Operations, and Diversified Operations. Financial information about the Company's industry segments is incorporated by reference to note 2 of "Notes to Consolidated Financial Statements" on page 39 of the Company's 1994 Annual Report to Shareholders, filed as an Exhibit hereto.

     (c)  Narrative Description of Business

                             ELECTRIC OPERATIONS

General

     On a fully consolidated basis, the Company derived 69% of its operating revenues from the sale of electric energy during 1994; 73% during 1993; and 85% during 1992. During 1994 the Company derived approximately 55.3% of its electric revenues from Minnesota, 37.5% from North Dakota, and 7.2% from South Dakota.

     The territory served by the Company is predominantly agricultural, including a part of the Red River Valley. Although there are relatively few large customers, sales to commercial and industrial customers are significant. By customer category, 52.3% of 1994 electric revenues was derived from commercial and industrial customers, 31.8% from residential customers, and 15.9% from other sources, including municipalities, farms and power pools.

     The Company's two largest oil pipeline customers accounted for about 10.3% of total 1994 retail electric revenues compared to 10.4% of such revenues in 1993. In 1994, retail kwh sales to these pipeline customers increased by 5.1% from the previous year. Sales to a large wood products customer accounted for 1.5% of total retail electric revenues in 1994 as compared to 1.6% in 1993. Sales to a large barley malting plant accounted for 1.3% of total retail electric revenues in 1994 as compared to 1.4% in 1993. Sales to a large diskette manufacturing plant accounted for about 1.1% of total retail electric revenues in 1994 as compared to 1% in 1993.
No other retail customer accounted for more than 1% of retail electric revenues. Power pool sales to other utilities, which accounted for 26.1% of total 1994 kwh sales, increased only slightly from 1993. Activity in short-term energy sales is subject to change based on a number of factors and the Company is unable to predict the 1995 level of activity. The Company's other sales of electricity for resale are insignificant.

     The aggregate population of the Company's retail service area is approximately 230,000. In this service area of 423 communities and adjacent rural areas and farms, approximately 123,600 people lived in communities having a population of more than 1,000, according to the 1990 census. The only communities served which have a population in excess of 10,000 are Jamestown, North Dakota (15,571); Fergus Falls, Minnesota (12,362); and Bemidji, Minnesota (11,245). Since 1990 when the customer count was at a low of 121,287, the Company has experienced an increase in customers. By year end 1994 total customers had increased to 123,223. During 1994, the Company experienced a net increase of 796 customers, with the majority of growth in the number of residential and commercial customers.

Competition

     The Company's electric sales are subject to competition in some areas from municipally owned systems, rural cooperatives and, in certain respects, from on-site generators and cogenerators. The Company's electricity also competes with other forms of energy. The degree of competition may vary from time to time depending on relative costs and supplies of other forms of energy. The Company may also face competition as the restructuring of the electric industry evolves. Proposals that are being considered by various states and at the federal level, along with the National Energy Policy Act of 1992 ("NEPA"), are expected to bring more competition into the electric business. The NEPA reduces restrictions on operation and ownership of independent power producers ("IPPs"). It also allows IPPs and other wholesale suppliers and purchasers increased access to transmission lines. The NEPA prohibits retail wheeling ordered by the Federal Energy Regulatory Commission, but it does not address the states' authority to order retail wheeling.

     As the electric industry evolves, the Company may also have opportunities to increase its market share. The Company's generation capacity appears well positioned for competition due to unit heat rate improvements and reductions in fuel and freight costs. A comparison of the Company's electric retail rates to the rates of other investor-owned utilities, cooperatives, and municipals in the states the Company serves indicates that the Company's rates are competitive. In addition, the Company would attempt more flexible pricing strategies under an open, competitive environment.

Rate Matters

     The Company is subject to electric rate regulation as follows:

                                                       Year Ended
                                                   December 31, 1994
                                                  % of
                                                  Electric   % of kwh
 Rates                 Regulation                 Revenues      Sales
MN retail sales        MN Public Utilities
                       Commission                  46.5%        39.2%

ND retail sales        ND Public Service
                       Commission                  36.5         28.9

SD retail sales        SD Public Utilities
                       Commission                   7.1          5.5

Transmission & sales   Federal Energy Regulatory
  for resale           Commission ("FERC")          9.9         26.4
                                                  _____        _____
                                                  100.0%       100.0%

   The following table summarizes the electric rate proceedings with the Minnesota and the South Dakota Public Utilities Commissions, the North Dakota Public Service Commission, and the Federal Energy Regulatory Commission since January 1, 1990:

                                                       Increase
                                                  (Decrease) Granted
Commission                Date                      Amount        %
                                                  (Thousands)

Minnesota    Last Proceeding was July 1, 1987

North Dakota (1)June 1, 1990                      ($  315)     (0.5%)
             (2)September 9, 1992                 ($1,000)     (1.5%)
             (3)September 22, 1993                ($  449)     (0.6%)

South Dakota Last Proceeding was November 1, 1987

FERC         Last Proceeding was July 1, 1987
__________

(1) This voluntary rate adjustment decreased North Dakota retail rates by $315,000 annually to recognize the positive effect on the Company's customer base in North Dakota as a result of economic development efforts in North Dakota.

(2) A voluntary settlement agreement reached between the Company and the North Dakota Commission pursuant to which the Company made a refund of $1,000,000 to its North Dakota customers. This settlement does not require a permanent reduction in rates charged by the Company to customers in North Dakota.

(3) An agreement for incentive regulation reached between the Company and the North Dakota Commission provides for sharing equally between ratepayers and shareholders any amount earned in 1993 over or under a benchmark overall rate of return. A liability of $449,000 resulting from sharing earnings above this benchmark for 1993, was returned to customers in 1994.

   In 1994 the Company filed a petition with the Minnesota Public
Utilities Commission for approval of an annual recovery mechanism for demand-side management related costs, under Minnesota's Conservation Improvement Programs. See "General Regulation". An intervenor, on behalf of the Large General Service Group, filed comments against the petition and requested the Commission to order a general rate case to review the Company's earnings levels. In the interest of rate stability the Company reached an agreement, which was approved by the Commission, resulting in costs of approximately $2,000,000 each year for three years which must be absorbed in current rates starting in 1995.

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

   South Dakota law provides that a requested rate increase can be implemented 30 days after the date of filing, unless its effectiveness is suspended by the South Dakota Public Utilities Commission. The Commission may suspend the effectiveness of the proposed rate change for a period not longer than 90 days beyond the time when the rate change would otherwise go into effect, unless the Commission finds that a longer time is required, in which case the Commission may extend the suspension for a period not to exceed a total of 12 months. A public utility may not put a proposed rate change into effect until at least 45 days after the Commission has made a determination concerning any previously filed rate change. In the event that a requested rate change is suspended by the Commission, such requested rate change can be implemented by the public utility six months after the date of filing (unless previously authorized by the Commission), subject to refund with interest.

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

Capability and Demand

   At December 31, 1994, the Company had base load net plant capability totaling 557,825 kw, consisting of 248,775 kw from the Big Stone Plant (the Company's 53.9% share), 154,175 kw from the Hoot Lake Plant, 149,450 kw from the Coyote Plant (the Company's 35% share), and 5,425 kw from the Potlatch Co-generation Plant near Bemidji, Minnesota (the Company's 50% share). In addition to its base load capability, the Company has internal combustion units and small diesel units, used chiefly for peaking and standby purposes, with a total capability of 89,202 kw, and 4,375 kw of hydroelectric capability. During 1994, the Company generated about 74% of its total kwh sales and purchased the balance.

   The Company has made arrangements to help meet its future base load requirements, and continues to investigate other means for meeting such requirements. The Company has an agreement with Northern States Power Company ("NSP") for the annual exchange of 75,000 kw of seasonal diversity capacity. Pursuant to this agreement, NSP began providing the Company with 75,000 kw of capacity for winter seasons on November 1, 1990, and the Company started providing NSP with 75,000 kw of summer capacity on May 1, 1991. This is a fifteen-year agreement which provides the Company a means of increasing the capacity of its winter peaking system and better coordinates use of its generating facilities with no additional investment. In addition, for the 1994-1995 winter season, the Company purchased 20,000 kw of capacity from Lincoln Electric System ("LES"). The Company has extended its winter season agreement with LES through the 1995-1996 winter season. The Company has agreements with Manitoba Hydro Electric Board to purchase 110,000 kw of capacity for the summer seasons of 1994 through 1996 and 50,000 kw of year-round capacity for the May 1, 1997 through April 30, 2005 period. The Company also has a direct control load management system which provides some flexibility to the Company to effect reductions of peak load.

   The Company is a member of the Mid-Continent Area Power Pool ("MAPP"), which includes 49 members representing investor-owned utilities, rural cooperatives, municipal utilities, and other power suppliers (including power marketers) in the North Central region of the United States and in two Canadian provinces. The objective of MAPP is to coordinate planning and operation of generating and interconnecting transmission facilities to provide reliable and economic electric service to members' customers. Customers served by MAPP members may, therefore, benefit from the regional high voltage interconnections which are capable of transferring large blocks of energy between systems. Also, high voltage interconnections permit companies to buy and sell power among each other according to differing peak demands.

   The Company traditionally experiences its peak system demand during the winter season. For the calendar year 1994, the Company established a peak demand of 580,374 kw on January 7, 1994. Taking into account additional capacity available to it in January 1994 under power purchase contracts (including short-term arrangements), as well as its own generating capacity, the Company's capability of then meeting system demand, including reserve requirements computed in accordance with accepted industry practice, amounted to 744,092 kw. The highest sixty-minute peak demand ever experienced by the Company was 589,239 kw on January 8, 1993. In 1995 the Company expects moderate growth in peak demand as compared to 1994. The Company's additional capacity available under power purchase contracts (as described above), combined with the Company's generating capability and load management control capabilities, are expected to meet 1995 system demand, including industry reserve requirements.

Fuel Supply

   Lignite coal is the principal fuel burned by the Company at its Big
Stone and Coyote generating plants. The majority of coal burned at the Hoot Lake Plant since 1988 has been western subbituminous coal. The following table shows for 1994 the sources of energy used to generate the Company's net output of electricity:
                                           Net Kilowatt     % of Total
                                           Hours            Kilowatt
                                           Generated        Hours
          Sources                          (Thousands)      Generated

   Lignite Coal  . . . . . . . . . . . . . 2,329,831          82.3%
   Subbituminous Coal  . . . . . . . . . .   475,607          16.8
   Hydro . . . . . . . . . . . . . . . . .    25,055            .9
   Oil . . . . . . . . . . . . . . . . . .     1,533             -
                                           _________         _____
   Total . . . . . . . . . . . . . . .     2,832,026         100.0%

   The Company's supply of lignite coal, all of which comes from North Dakota, is furnished by Knife River Coal Mining Company (an affiliate of Montana-Dakota Utilities Co., which is a co-owner of the Big Stone and Coyote Plants). The Company has a contract for sufficient lignite coal to supply the Big Stone Plant until May 1995. The Company has negotiated a new coal supply agreement with Westmoreland Resources Inc. of Billings, Montana for supply of subbituminous coal to Big Stone Plant from mid-1995 through 1999. The coal will come from the Absaloka mine near Hardin, Montana. The Company has also entered into a spot coal agreement with Kennecott Energy Company of Gillette, Wyoming for subbituminous coal from Spring Creek mine to replace the Big Stone Plant's coal stockpile in 1995. The Company has a contract running through 1999 with Knife River Coal Mining Company for sufficient lignite coal to operate its Hoot Lake Plant. The Company has also negotiated purchase agreements for fixed quantities of subbituminous coal as needed for Hoot Lake Plant. The lignite coal contract with Knife River Coal Mining Company for the Coyote Plant expires in 2016, with a 15-year renewal option subject to certain contingencies, and is expected to provide the plant's lignite coal requirements during the term of the contract.

   It is the Company's practice to maintain minimum 30-day inventories (at full output) of coal at the Big Stone and Coyote Plants, and a 10-day inventory at the Hoot Lake Plant.

   The lignite coal used at Big Stone Plant is transported in unit train cars belonging to the plant owners. The coal transportation contract for the Big Stone Plant with the Burlington Northern Railroad expires in May 1995. The Company negotiated a new coal transportation agreement with Burlington Northern Railroad for transportation services to the Big Stone Plant. This contract begins in 1995 and runs through 1999. These new coal and freight agreements will result in significantly lower delivered coal prices at the Big Stone Plant.

   Transportation costs of lignite coal to Hoot Lake Plant are governed by tariffs established pursuant to authority of the Interstate Commerce Commission. The existing contract with Burlington Northern Railroad for subbituminous coal deliveries at Hoot Lake was amended in 1993 and will remain in effect for 1995 with annual renewals by mutual agreement. The Company also has a subbituminous coal transportation agreement with Northern Coal Transportation Company effective January 1993 covering coal moved from Kennecott Energy's Spring Creek mine to Hoot Lake Plant. This agreement expires January, 1996. Freight rates were reduced in 1993 under both agreements.

   The Coyote Plant is a mine-mouth plant located in western North Dakota, near the source of lignite coal used for generation. Therefore, there are no coal transportation costs, giving Coyote Plant the lowest delivered fuel costs as compared to other Company units.

   The average cost of coal consumed (including handling charges to the plant sites) in cents per million BTU for each of the three years 1994, 1993 and 1992, was 100.3 cents, 100.7 cents and 100.5 cents, respectively. The average cost of coal consumed (including handling charges to the plant sites) per ton for each of the three years 1994, 1993 and 1992 was $13.62, $13.75 and $13.33, respectively.

   North Dakota imposes a severance tax on lignite at a flat rate of $.75 per ton, plus an additional $ .02 per ton which is deposited in a lignite research fund. The lignite coal used by the Company at its plants is surface mined. The North Dakota laws relating to surface mining and the Federal Surface Mining Control and Reclamation Act will continue to adversely affect the price of lignite to the Company. Any increased costs of lignite would be substantially recovered through the provisions in the Company's rate schedules for adjustments in rates based upon the cost of fuel delivered to the Company's generating plants. See "Rate Matters."

   During 1990, the Company conducted test burns of tire-derived fuel ("TDF") at the Big Stone Plant and has received approval from the South Dakota Department of Environment and Natural Resources to burn TDF. The quantity of TDF burned as fuel during 1994 (1.5% of total fuel burned at the Big Stone Plant), and expected to be burned in 1995, is insignificant when compared to the coal consumption at the Big Stone Plant. During 1991, test burns of refuse derived fuel ("RDF") were conducted at Big Stone Plant and approval to burn RDF as fuel was granted by the South Dakota Department of Environment and Natural Resources. The quantity of RDF burned in 1994 (.5% of total fuel burned at the Big Stone Plant) and expected to be burned in 1995 is insignificant when compared to Big Stone Plant's coal consumption.

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

   Under Minnesota law, every public utility that furnishes electric service must make annual investments and expenditures in energy conservation improvements, or make a contribution to the State's energy and conservation account, in an amount equal to at least 1.5% of its gross operating revenues from service provided in Minnesota. The DPS may require the Company to make investments and expenditures in energy conservation improvements whenever it finds that the improvement will result in energy savings at a total cost to the utility less than the cost to the utility to produce or purchase an equivalent amount of a new supply of energy. Such DPS orders are appealable to the MPUC. Investments made pursuant to such orders generally are recoverable costs in rate cases, even though ownership of the improvement may belong to the property owner rather than the utility. The Company is required to submit, and the MPUC has approved, the Company's incentive mechanism for recovery of conservation related expenditures for 1992, 1993 and 1994.

   The MPUC requires the submission of a 15-year advance integrated resource plan by jurisdictional utilities. The Company submitted its first plan in 1992, which was approved by the MPUC in 1993, and submitted its next plan in 1994. The Company is currently awaiting a decision by the MPUC on this latest plan. The Minnesota legislature has enacted a statute that favors conservation over the addition of new resources. In addition it has mandated the use of renewable resources where new supplies are needed, unless the utility proves that a renewable energy facility is not in the public interest. It has effectively prohibited the building of new nuclear facilities. An environmental externality law requires the MPUC to quantify the environmental costs of each type of generation, and to use such monetized values in evaluating resource plans. The MPUC must disallow any nonrenewable rate base additions (whether within or without the state) or any rate recovery therefrom, and shall not approve any nonrenewable energy facility in an integrated resource plan, unless the utility proves that a renewable energy facility is not in the public interest. The state has prioritized the acceptability of new generation with wind and solar ranked one and coal and nuclear ranked five, the lowest ranking. Whether these state policies are preempted by federal law has not been determined.

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

   The Company is subject to the jurisdiction of the Public Service Commission of North Dakota with respect to rates, services, certain issuances of securities and other matters. The North Dakota Energy Conversion and Transmission Facility Siting Act grants the North Dakota Commission the authority to approve sites in North Dakota for large electric generating facilities and high voltage transmission lines. This Act is similar to the Minnesota Power Plant Siting Act described above and affects new electric power generating plants of 50,000 kw or more and new transmission lines of more than 115 kv.

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

Environmental Regulation

   Impact of Environmental Laws The Company's existing generating plants are subject to stringent standards and regulations regarding, among other things, air, water and solid waste pollution, by agencies of the federal government and the respective states where the Company's plants are located. The Company estimates that it has expended in the five years ended December 31, 1994, approximately $9,400,000 for environmental control facilities (excluding allowance for funds used during construction). Included in the 1995-1999 construction budget are approximately $3,130,000 for environmental improvements for existing and new facilities, including $1,056,000 for 1995.

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

   The phase one requirements do not apply to any of the Company's plants. The phase two standards apply to the Company's plants in the year 2000. The Company believes that its current use of low sulfur coal at the Hoot Lake Plant and the dry scrubbers installed at the Coyote Plant will enable the facilities to comply with anticipated phase two limitations with regards to SO2. Although the Big Stone Plant's current annual SO2 emissions meet presently applicable standards, they are higher than the levels that will be allowed by the phase two requirements, if plant operations are to continue near current levels. The Company intends that the Big Stone Plant will maintain current levels of operation and meet phase two requirements by burning subbituminous coal which is much lower in sulfur emissions than the current fuel, lignite. The Company has signed a new subbituminous coal contract for Big Stone Plant which will run from mid-1995 through December 1999. The cost of burning subbituminous coal in 2000 and beyond would probably be higher than current market price but would likely not adversely affect the Company's power plant operations.

   The national NOx emission reduction goals are to be achieved by imposing mandatory emissions standards on individual sources. The standards will not apply to the Company's plants until the year 2000. The NOx emissions regulations that were issued by the EPA for boilers such as those used at the Company's Hoot Lake Plant were overturned by the U. S. Circuit Court of Appeals for the District of Columbia after a successful challenge by electric utility representatives. The Company expects that the regulations that are ultimately adopted will be less stringent than those which were overturned. Subject to additional evaluation of the results of continuous emission monitoring which began at Hoot Lake in 1994, the Company currently anticipates that the cost of complying with the limitations expected to be applicable to Hoot Lake will not be material. The Act requires the EPA to specify before January 1, 1997 the NOx limitations for cyclone boilers such as those used at Big Stone and Coyote. Because the EPA has not yet issued such regulations, the Company is unable to determine the NOx emissions limitations that will be applicable to those plants in the year 2000 or the cost to comply with such limitations.

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

   The Company has all federal and state water permits presently necessary for the operation of its Big Stone Plant. A water discharge permit for the Hoot Lake Plant was renewed in 1992 for a five year term. A renewal permit for the Coyote Plant was renewed in 1993 also for a five year term. The Company owns five small dams on the Otter Tail River which are subject to FERC licensing requirements. A license for all five dams was issued on December 5, 1991. Total nameplate rating of the five dams is 3,450 kw (net unit capability of 3,580 kw at December 31, 1994).

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

Franchises

   At December 31, 1994, the Company had franchises in all of the 371 incorporated municipalities which it serves. All franchises are nonexclusive and generally were obtained for 20-year terms, with varying expiration dates. No franchises are required to serve unincorporated communities in any of the three states which the Company serves. The Company believes that the situation with regard to its franchises is satisfactory.


                          HEALTH SERVICES OPERATIONS

General

   Health Services Operations consists of businesses involved in the sale, service, rental, refurbishing and operation of medical imaging equipment and the sale of related supplies and accessories to various medical institutions primarily in the Midwest United States. All of these businesses were acquired in 1993 by the Company's wholly-owned subsidiary Mid-States Development, Inc. On a fully consolidated basis, the Company derived 16% of its operating revenues from this segment in 1994 and 12% in 1993.

   Subsidiaries comprising Health Services Operations include the following:

   Diagnostic Medical Systems, Inc. ("DMS"), located in Fargo, ND, sells, services and refurbishes diagnostic medical imaging equipment manufactured primarily by Philips Medical Systems ("Philips"), including fluoroscopic, radiographic and mammography equipment, along with ultrasound, computerized tomography ("CT") scanners, magnetic resonance imaging ("MRI") scanners, cardiac cath labs, and radiation therapy equipment for the treatment of cancer. In 1994 DMS entered into a five year dealer agreement with Philips, which can be terminated by Philips upon eighteen months notice and certain other circumstances. DMS is also a supplier for Kodak, DuPont, and Fuji in the medical film and accessory business. DMS markets mainly to hospitals, clinics and mobile services in North Dakota, South Dakota, Minnesota, Montana and Wyoming. Almost 80% of the hospitals served by DMS have 50 or fewer beds. DMS also offers, through its subsidiaries, mobile CT and MRI service in the Upper Midwest and Central United States.

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

   In January 1995 the Company acquired three small diagnostic imaging companies which are part of Mobile Imaging, Inc. The Company continues to investigate acquisitions of additional businesses and expects continued growth in this area.


                            DIVERSIFIED OPERATIONS

General

   The Company's Diversified Operations consists of businesses that are diversified in such areas as manufacturing, electrical and telephone contracting, radio broadcasting, waste incinerating, and telephone/cable TV utility. On a fully consolidated basis, the Company derived 15% of its operating revenues from these smaller diversified businesses during 1994, 1993 and 1992.

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

   Dakota Machine Tool, Inc., located in West Fargo, ND, is primarily engaged in metal fabrication of large machines that handle and refine sugar beets. Tec Steel, a division of Dakota Machine, cuts metal parts for these machines and sells the same service to other manufacturers.

   Glendale Machining, Inc. of Pelican Rapids, MN, machines parts for manufacturers.

   KFGO, Inc. operates both AM and FM commercial radio stations broadcasting from Fargo, ND.

   Western Minnesota Broadcasting Company, operates both AM and FM commercial radio stations broadcasting from Morris, MN.

   Quadrant Co. ("Quadrant") operates a municipal waste burning facility located in Perham, MN. Pursuant to agreements which will expire in September 1996, Quadrant receives a processing fee from five Minnesota counties for disposal of mixed waste. Under agreements which expire in June 1995 with two industrial customers, Quadrant sells the steam generated from the incineration process. The Company has invested approximately $4 million in plant and equipment in Quadrant. Quadrant represented approximately $1.8 million in sales for 1994 and an insignificant contribution to consolidated operating income for the Company. Successful negotiation of the above contracts will be necessary to provide for recovery of the amount the Company has invested in Quadrant. See "Environmental Regulation" below.

   Midwest Information Systems, Inc.("MIS"), headquartered in Parkers Prairie, MN, owns two operating telephone companies serving over 4,000 customers and a cable television company serving approximately 600 customers. MIS is also involved in long-distance transport, fiber-optic transmission facilities, and the sale of direct broadcast satellite television programming and equipment.

   With the exception of Quadrant, which was founded by the Company in 1985, each of these businesses was acquired by the Company since 1989. An additional business, BTD Manufacturing, Inc.(a metal parts manufacturer located in Detroit Lakes, Minnesota) was acquired in January, 1995.
Quadrant is a wholly-owned subsidiary of Minnesota Dakota Generating Company ("MDG"), which in turn is a wholly-owned subsidiary of the Company. MIS is a wholly-owned subsidiary of North Central Utilities, Inc., a subsidiary of MDG formed for the purpose of acquiring utility companies. Each of the other subsidiaries described above are owned by Mid-States Development, Inc., which is also a wholly-owned subsidiary of MDG.

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

Environmental Regulation

   In recent years, facilities such as Quadrant that burn municipal solid waste have been subjected to increasing state and federal environmental regulation. The Minnesota Pollution Control Agency promulgated rules relating to ash in 1993 and air emissions in 1994. Under a 1994 Supreme Court ruling, ash from municipal solid waste combustors must be tested for toxic characteristics prior to disposal in landfills. The EPA recently proposed air emission regulations which, if adopted as proposed, will be more stringent than state regulations. Quadrant currently is operating under an expired air emission permit with the permission of the Minnesota Pollution Control Agency and is required to submit its application for a new air emission permit in April of 1995. Historically, the terms of Quadrant's contacts with customers have enabled Quadrant to pass on to its customers much of the cost of environmental compliance. The increasing cost of environmental compliance may adversely affect Quadrant's ability to successfully negotiate the renewal of the contracts discussed above.

                       CONSTRUCTION PROGRAM & FINANCING

   The Company is continually expanding, replacing and improving its electric utility facilities. During 1994, the Company invested approximately $26,951,000 (including allowance for funds used during construction) for additions to its electric utility properties. During the five years ended December 31, 1994, the Company had gross electric property additions, including construction work in progress, of approximately $121,826,000 and gross retirements of approximately $29,171,000. During 1994, capital expenditures of approximately $2,000,000 were also made in each of Health Services Operations and Diversified Operations.

   Total capital expenditures for the Company and its subsidiaries during the five-year period 1995-1999 are estimated to be approximately $182,000,000. Of this $14,000,000 is for Health Services Operations and $16,000,000 for Diversified Operations. The Company estimates that during the five years 1995 through 1999 it will invest for electric utility construction approximately $152,000,000 (including allowance for funds used during construction). The Company has no firm plans for additional base load construction. The majority of electric utility expenditures for the five-year period 1995 through 1999 will be for work related to the Company's production plant and distribution system.

   The Company estimates that funds internally generated, combined with funds on hand, will be sufficient to provide for all sinking fund payments for First Mortgage Bonds in the next five years and to provide for most of its 1995-1999 construction program expenditures (including allowance for funds used during construction). Additional short or long-term financing will be required in the period 1995-1999 in connection with the Company's construction program, maturity of First Mortgage Bonds and a Long-Term Lease Obligation ($21,000,000), in the event the Company decides to refund or retire early any of its presently outstanding debt or Cumulative Preferred Shares, to complete its Common Share repurchase program or for other corporate purposes.

   The foregoing estimates of capital expenditures and funds internally generated may be subject to substantial changes due to unforeseen factors, such as changed economic conditions, competitive conditions, technological changes, new environmental and other governmental regulations, changed tax laws and rate regulation.

   As of December 31, 1994, the Company had unutilized net fundable property available for the issuance of more than $24,000,000 principal amount of additional First Mortgage Bonds and also was entitled to issue in excess of $102,000,000 principal amount of additional Bonds on the basis of Bonds theretofore retired.

   The Company's operating subsidiaries are responsible for obtaining their own financing after the Company's initial equity investment and have developed financing arrangements with various banks. The Company does not intend to make or guarantee loans to its subsidiaries, lend any subsidiary money or cosign on any of their borrowing.

   The Company has access to short-term borrowing resources. At December 31, 1994, the Company and its subsidiaries had established bank lines of credit totaling $27,650,000 of which $4,738,000 was used.

                                  EMPLOYEES

   The Company and its subsidiaries had approximately 1,290 full-time employees at December 31, 1994. A total of 462 employees are represented by local unions of the International Brotherhood of Electrical Workers, of which 430 are employees of the Electrical Operations segment and are covered by a three-year labor contract expiring November 1, 1996. The Company has never experienced any strike, work stoppage, or strike vote, and regards its present relations with employees as very good.

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

   At December 31, 1994, the Company's transmission facilities, which are interconnected with lines of other public utilities, consisted of 48 miles of 345 kv lines; 363 miles of 230 kv lines; 567 miles of 115 kv lines; and 4,272 miles of lower voltage lines, principally 41.6 kv. The Company owns the uprated portion of the 48 miles of the 345 kv line, with Minnkota Power Cooperative retaining title to the original 230 kv construction.

   All of the Company's electric utility properties, with minor exceptions, are subject to the lien of the Company's Indenture of Mortgage dated July 1, 1936, as amended and supplemented, securing its First Mortgage Bonds.

Item 3.  LEGAL PROCEEDINGS

   Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the three months ended December 31, 1994.


Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 1, 1995)

   Set forth below is a summary of the principal occupations and business experience during the past five years of executive officers of the Company:

                       DATES ELECTED
NAME AND AGE             TO OFFICE    PRESENT POSITION AND BUSINESS
                                      EXPERIENCE
John C. MacFarlane (55)      4/8/91   Present:  Chairman, President and
                                      Chief Executive Officer
                           Prior to
                             4/8/91   President and Chief Executive Officer

Dennis R. Emmen (61)        4/13/81   Present:  Senior Vice President,
                                      Finance, Treasurer and Chief
                                      Financial Officer

Marlowe E. Johnson (50)     4/12/93   Present:  Vice President, Customer
                                      Service, North Dakota
                           Prior to
                            4/12/93   Division Manager, Jamestown


Douglas L. Kjellerup (53)   4/12/93   Present:  Vice President, Marketing
                                      and Development
                             4/8/91   Vice President, Planning and
                                      Development
                           Prior to
                             4/8/91   Director, Strategic Planning and
                                      Productivity

LeRoy S. Larson (49)        4/12/93   Present:  Vice President,
                                      Customer Service,
                                      Minnesota and South Dakota
                            4/13/92   Vice President, Division
                                      Operations, Minnesota and South
                                      Dakota
                           Prior to
                            4/13/92   Division Manager, Morris

Richard W. Muehlhausen (56)  1/1/78   Present:  Vice President,
                                      Corporate Services

Jay D. Myster (56)          4/12/82   Present:  Vice President, Governmental
                                           and Legal, and Corporate
                                           Secretary

Earl D. Sjoberg (62)        4/10/89   Present:  Vice President, Electrical

Ward L. Uggerud (45)        4/10/89   Present:  Vice President, Operations

Andrew E. Anderson (55)      1/1/78   Present:  Controller

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

                                   PART II

Item 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

   The information required by this Item is incorporated by reference to "Dividends" on page 48, to first sentence under "Buying and Selling" on the inside back cover, to "Selected Consolidated Financial Data" on page 23 and to "Quarterly Information" on page 45, of the Company's 1994 Annual Report to Shareholders, filed as an Exhibit hereto.


Item 6.      SELECTED FINANCIAL DATA

   The information required by this Item is incorporated by reference to "Selected Consolidated Financial Data" on Page 23 of the Company's 1994 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required by this Item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 24 through 31 of the Company's 1994 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this Item is incorporated by reference to "Quarterly Information" on Page 45 and the Company's audited financial statements on Pages 32 through 45 of the Company's 1994 Annual Report to Shareholders excluding "Report of Management" on page 32, filed as an Exhibit hereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item is incorporated by reference from the information under "Nominees for Election as Directors" in the Company's definitive Proxy Statement dated March 8, 1995. The information regarding executive officers is set forth in Item 4A hereto.

Item 11.     EXECUTIVE COMPENSATION

   The information required by this Item is incorporated by reference from the information under "Summary Compensation Table", "Pension and Supplemental Retirement Plans", "Severance Agreements", and "Directors' Compensation" in the Company's definitive Proxy Statement dated March 8, 1995.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated by reference from the information under "Outstanding Voting Shares" and "Security Ownership of Management" in the Company's definitive Proxy Statement dated March 8, 1995.


Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated by reference from the information under "Nominees for Election as Directors" in the Company's definitive Proxy Statement dated March 8, 1995.

                                   PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)  List of documents filed:

        (1)  and (2)  See Table of Contents on Page 21 hereof.

        (3)  See Exhibit Index on Pages 22 through 30 hereof.

             Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Company are not filed, and in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

   (b)  Reports on Form 8-K:

        No reports on Form 8-K have been filed during the quarter ended December 31, 1994.

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

                                 Dated:  March 27, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title

John C. MacFarlane                      )
  Chairman, President and               )
  Chief Executive Officer               )
  (principal executive officer)         )
  and Director                          )
                                        )
D. R. Emmen                             )
  Senior Vice President, Finance,       )
  Treasurer and Chief Financial Officer )
  (principal financial officer)         )
  and Director                          )
                                        )
Andrew E. Anderson                      )
 Controller                             )   By    D. R. Emmen
 (principal accounting officer)         )         D. R. Emmen
                                        )  Pro Se and Attorney-in-Fact
                                        )     Dated March 27, 1995
Thomas M. Brown, Director               )
                                        )
Dayle Dietz, Director                   )
                                        )
Maynard D. Helgaas, Director            )
                                        )
Kenneth L. Nelson, Director             )
                                        )
Nathan I. Partain, Director             )
                                        )
Robert N. Spolum, Director              )
                                        )
James L. Stengel, Director              )

                        OTTER TAIL POWER COMPANY

                           TABLE OF CONTENTS

FINANCIAL STATEMENTS, SUPPLEMENTARY FINANCIAL DATA, SUPPLEMENTAL FINANCIAL
   SCHEDULES INCLUDED IN ANNUAL REPORT (FORM 10-K) FOR THE YEAR ENDED
                            DECEMBER 31, 1994

The following items are included in this annual report by reference to the registrant's Annual Report to Shareholders for the year ended December 31, 1994:
                                                          Page in
                                                           Annual
                                                          Report to
                                                          Shareholders
Financial Statements:

   Independent Auditors' Report. . . . . . . . . . . . . . . . . . 33

   Consolidated Balance Sheets, December 31, 1994 and 1993 . .32 & 33

   Consolidated Statements of Income for the Three Years
   Ended December 31, 1994 . . . . . . . . . . . . . . . . . . . . 34

   Consolidated Statements of Cash Flows for the Three Years
   Ended December 31, 1994 . . . . . . . . . . . . . . . . . . . . 35

   Consolidated Statements of Retained Earnings for the
   Three Years Ended December 31, 1994 . . . . . . . . . . . . . . 35

   Consolidated Statements of Capitalization, December 31, 1994
   and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

   Notes to Consolidated Financial Statements. . . . . . . . .  37-45

Selected Consolidated Financial Data for the Five Years
   Ended December 31, 1994 . . . . . . . . . . . . . . . . . . . . 23

Quarterly Data for the Two Years Ended
   December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . 45



Schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes thereto.



                              Exhibit Index
                                   to
                              Annual Report
                              on Form 10-K
                    For Year Ended December 31, 1994

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

10-C-3 2-55813           5-E-2     --Amendment No. 1 dated
                                   December 19, 1973, to
                                   Supplement Seven.

10-C-4 10-K for year     10-C-4    --Amendment No. 2 dated
       ended 12/31/91              June 17, 1986, to Supple-
                                   ment Seven.

10-C-5 10-K for year     10-C-5    --Amendment No. 3 dated
       ended 12/31/92              June 18, 1992, to Supple-
                                   ment Seven.

10-C-6 10-K for year     10-C-6    --Amendment No. 4 dated
       ended 12/31/93              January 18, 1994, to Supple-
                                   ment Seven.

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

10-E-3 10-K for year     10-E-3    --Supplement Two dated
       ended 12/31/89              June 10, 1983.

10-E-4 10-K for year     10-E-4    --Supplement Three dated
       ended 12/31/90              June 6, 1985.

10-E-5 10-K for year     10-E-5    --Supplement No. Four, dated
       ended 12/31/92              as of September 10, 1986.

10-E-6 10-K for year     10-E-6    --Supplement No. Five, dated
       ended 12/31/92              as of January 7, 1993.

10-E-7 10-K for year     10-E-7    --Supplement No. Six, dated
       ended 12/31/93              as of December 2, 1993.

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

10-F-3 10-K for year     10-F-3    --Supplemental Agreement No. 2
       ended 12/31/91              to Agreement for Sharing
                                   ownership of Big Stone Plant
                                   (dated as of March 1, 1985).

10-F-4 10-K for year     10-F-4    --Supplemental Agreement No. 3
       ended 12/31/91              to Agreement for Sharing
                                   ownership of Big Stone Plant
                                   (dated as of March 31, 1986).

10-F-5 10-K for year     10-F-5    --Amendment I to Letter of
       ended 12/31/92              Intent dated May 8, 1984, for
                                   purchase of share of Big Stone
                                   Plant.

10-G   2-50382           5-F       --Big Stone Plant Coal Agrmnt
                                   by and between the Company,
                                   Montana-Dakota Utilities Co.,
                                   Northwestern Public Service
                                   Company, and Knife River Coal
                                   Mining Company (dated as of
                                   January 1, 1972).

10-G-1 10-Q for quarter  19-A      --Amendment, dated as of
       ended 6/30/92               June 25, 1992, to Big Stone
                                   Plant Coal Agreement (dated
                                   as of January 1, 1972).

10-G-2 10-Q for quarter  10-A      --Big Stone Plant Coal Agrmnt
       ended 9/30/94               by and between the Company,
                                   Montana-Dakota Utilities Co.,
                                   Northwestern Public Service
                                   Company, and Westmoreland
                                   Resources, Inc. (dated as of
                                   June 30, 1994).

10-G-3 10-Q for quarter  19-A      --Big Stone Coal Transp.
       ended 3/31/89               Agreement by and between the
                                   Company, Northwestern Public
                                   Service Company, Montana-
                                   Dakota Utilities Co. and
                                   Burlington Northern Railroad
                                   Company (dated as of
                                   October 5, 1983).

10-G-4 10-Q for quarter  19-A      --Amendment No. 1, dated as of
       ended 6/30/90               May 30, 1990, to Big Stone
                                   Coal Transportation Agreement
                                   (dated as of October 5, 1983).

10-G-5 10-K for year     10-G-3    --Amendment No. 2, dated as of
       ended 12/31/91              February 4, 1991, to Big Stone
                                   Coal Transportation Agreement
                                   (dated as of October 5, 1983).

10-G-6 10-Q for quarter  10-B      --Big Stone Coal Transp.
       ended 9/30/94               Agreement by and between the
                                   Company, Montana-Dakota
                                   Utilities, Northwestern Public
                                   Service Co., and Burlington
                                   Northern Railroad Company
                                   (dated as of July 18, 1994).

10-G-7 10-Q for quarter  19-D      --Big Stone Plant Tire Derived
       ended 6/30/93               Fuel Agreement by and between
                                   the Company and BFI Tire
                                   Recyclers of Minnesota (dated
                                   as of November 2, 1992).

10-G-8 10-Q for quarter  19-E      --Big Stone Plant Tire Derived
       ended 6/30/93               Fuel Agreement by and between
                                   the Company and National Tire
                                   Services (dated as of November
                                   2, 1992).

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

10-H-2 10-K for year     10-H-2    --Supplemental Agreement No.
       ended 12/31/89              Two dated as of March 1, 1981,
                                   to Agreement for Sharing
                                   Ownership of Coyote Generating
                                   Unit No. 1 and Amendment No. 2
                                   dated March 1, 1981, to Coyote
                                   Plant Coal Agreement.

10-H-3 10-K for year     10-H-3    --Amendment dated as of
       ended 12/31/89              July 29, 1983, to Agreement
                                   for Sharing Ownership of
                                   Coyote Generating Unit No. 1.

10-H-4 10-K for year     10-H-4    --Agreement dated as of Sept.
       ended 12/31/92              5, 1985, containing Amendment
                                   No. 3 to Agreement for Sharing
                                   Ownership of Coyote Generating
                                   Unit No.1, dated as of July 1,
                                   1977, and Amendment No. 5 to
                                   Coyote Plant Coal Agreement,
                                   dated as of January 1, 1978.

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

10-I-1 10-K for year     10-I-1    --Addendum, dated as of March
       ended 12/31/92              10, 1980, to Coyote Plant
                                   Coal Agreement.

10-I-2 10-K for year     10-I-2    --Amendment (No. 3), dated as
       ended 12/31/92              of May 28, 1980, to Coyote
                                   Plant Coal Agreement.

10-I-3 10-K for year     10-I-3    --Fourth Amendment, dated as
       ended 12/31/92              of August 19, 1985, to
                                   Coyote Plant Coal Agreement.

10-I-4 10-Q for quarter  19-A      --Sixth Amendment, dated as of
       ended 6/30/93               February 17, 1993, to Coyote
                                   Plant Coal Agreement.

10-J-1 10-K for year     10-J-1    --Mid-Continent Area Power
       ended 12/31/92              Pool Agreement dated March 31,
                                   1972 (amended through May 1,
                                   1985).

10-J-2 2-66914           5-J-1     --Memorandum of Understanding
                                   between Mid-Continent Area
                                   Power Pool Parties (dated
                                   as of December 1979).

10-K   10-K for year     10-K      --Diversity Exchange Agreement
       ended 12/31/91              by and between the Company
                                   and Northern States Power
                                   Company, (dated as of May 21,
                                   1985) and amendment thereto
                                   (dated as of August 12, 1985).

10-K-1 10-K for year     10-K-2    --Firm Power Service Agreement
       ended 12/31/92              by and between Company and
                                   Manitoba Electric Hydro Board
                                   (dated as of 12/29/92).

10-K-2 10-K for year     10-K-3    --Firm Power Serv. Agreements
       ended 12/31/93              by and between Company and
                                   Manitoba Electric Hydro Board
                                   (dated as of 02/08/94).

10-K-3 10-Q for quarter  10        --Purchased Power and
       ended 6/30/94               Interconnection Agreement
                                   between the Company and
                                   Potlatch Corporation dated
                                   as of June 8, 1994.

10-K-4 --Capacity & Energy Agreement by and between the Company and Minnkota Power Coop.
                                   Inc. dated as of May 27, 1994.

10-K-5 10-K for year     10-K-5    --Interchange Agreement by and
       ended 12/31/92              between the Company and
                                   Wisconsin Power and Light
                                   Company dated as of February
                                   21, 1992.

10-K-6 10-K for year     10-K-6    --Interchange Agreement by and
       ended 12/31/92              between the Company and
                                   Wisconsin Electric Power Co.
                                   dated as of June 26, 1992.

10-K-7 10-Q for quarter  19-B      --Interchange Agreement by and
       ended 6/30/93               between the Company and
                                   Wisconsin Public Service Corp
                                   dated as of January 20, 1993.

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

10-M-6 10-K for year     10-M-6    --Supplement Three dated as
       ended 12/31/89              of December 18, 1989, to
                                   Hoot Lake Coal Transporta-
                                   tion Agreement.

10-M-7 10-K for year     10-M-7    --Supplement Four dated as of
       ended 12/31/91              May 10, 1991, to Hoot Lake
                                   Coal Transportation Agreement.

10-M-8 10-K for year     10-M-8    --Supplement Five dated as of
       ended 12/31/92              December 11, 1992 to Hoot Lake
                                   Coal Transportation Agreement.

10-M-9 10-K for year     10-M-9    --Supplement Six dated as of
       ended 12/31/92              January 11, 1993 to Hoot Lake
                                   Coal Transportation Agreement.

10-M-10 10-K for year    10-M-10   --Supplement Seven dated as of
       ended 12/31/93              November 22, 1993 to Hoot Lake
                                   Coal Transportation Agreement.

10-M-11 10-K for year    10-M-10   --Hoot Lake Coal Transp.
       ended 12/31/92              Agreement dated January 15,
                                   1993 by and between the
                                   Company and Northern Coal
                                   Transportation Co.

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

10-N-1 10-K for year     10-N      --Deferred Compensation Plan
       ended 12/31/91              for Directors, dated
                                   April 9, 1984.*

10-N-2                             --Executive Survivor and Sup-
                                   plemental Retirement Plan,
                                   as amended.*

10-N-3 10-K for year     10-P      --Form of Severance Agrmnt.*
       ended 12/31/92

10-N-4 10-K for year     10-N-5    --Nonqualified Profit Sharing
       ended 12/31/93              Plan.*

10-N-5 10-K for year     10-N-6    --Nonqualified Retirement
       ended 12/31/93              Savings Plan.*

10-O   10-K for year     10-O      --Dealer Agreement by and
       ended 12/31/93              between DMS and Philips
                                   Medical Systems North
                                   America Company dated
                                   January 18, 1994.

13-A                               --Portions of 1994 Annual
                                   Report to Shareholders
                                   incorporated by reference
                                   in this Form 10-K.

21-A                               --Subsidiaries of Registrant

23-A                               --Independent Auditors'
                                   Consent.

24-A                               --Powers of Attorney.

27                                 --Financial Data Schedule.

- ------------

* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.