Form 10-Q
period 1995-03-31
OTTER TAIL POWER CO
filed 1995-05-10
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended          March 31, 1995
                                     OR

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

May 1, 1995 - 11,180,136  Common Shares ($5 par value)

                        OTTER TAIL POWER COMPANY

                                  INDEX




Part I. Financial Information                           Page No.

Item 1. Financial Statements

      Consolidated Balance Sheets - March 31, 1995
      and December 31, 1994 (Unaudited)                  2 & 3

      Consolidated Statements of Income - Three
      Months Ended March 31, 1995 and 1994 (Unaudited)       4

      Consolidated Statements of Cash Flows -
      Three Months Ended March 31,1995 and 1994 (Unaudited)  5

      Notes to Consolidated Financial Statements
      (Unaudited)                                            6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations            6 & 7



Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                   8


Signatures                                                   8


               Part I.  Financial Information

Item 1. Financial Statements

                                  OTTER TAIL POWER COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                           -ASSETS-

                                                            March 31,       December 31,
                                                               1995            1994

                                                            (Thousands of Dollars)
PLANT:
Electric Plant in Service                                    $700,998        $698,437
Other                                                          42,702          36,221
                                                            _________       _________
       Total                                                  743,700         734,658
Less Accumulated Depreciation and Amortization                293,365         287,902
                                                            _________       _________
                                                              450,335         446,756
Construction Work in Progress                                  12,487          10,485
                                                            _________       _________
       Net Plant                                              462,822         457,241
                                                            _________       _________

INVESTMENTS AND OTHER ASSETS:                                  47,692          43,944
                                                            _________       _________

CURRENT ASSETS:
Cash and Cash Equivalents                                       2,367           1,852
Temporary Cash Investments                                        357             391
Accounts Receivable:
   Trade - Net                                                 31,465          27,004
   Other                                                        3,759           5,172
Materials and Supplies:
   Fuel                                                         3,346           3,664
   Inventory, Materials and Operating Supplies                 18,885          15,794
Deferred Income Taxes                                           4,312           4,306
Accrued Utility Revenues                                        4,018           4,154
Other                                                           3,184           3,041
                                                            _________       _________
       Total Current Assets                                    71,693          65,378
                                                            _________       _________

DEFERRED DEBITS:
Unamortized Debt Expense and Reacquisition Premiums             5,042           5,174
Other                                                           6,549           7,235
                                                            _________       _________
       Total Deferred Debits                                   11,591          12,409
                                                            _________       _________

       TOTAL                                                 $593,798        $578,972
                                                            =========       =========

                    See Accompanying Notes to Consolidated Financial Statements

                                                - 2 -

                                      OTTER TAIL POWER COMPANY
                                    CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)

                                         -LIABILITIES-

                                                                March 31,       December 31
                                                                  1995             1994

                                                                   (Thousands of Dollars)
CAPITALIZATION:
Common Shares, Par Value $5 Per Share - Authorized
       25,000,000 Shares; Outstanding 1995 and 1994,
       11,180,136 Shares                                          $55,901          $55,901
Premium on Common Shares                                           30,335           30,335
Retained Earnings                                                  94,226           90,412
                                                                _________        _________
       Total                                                      180,462          176,648

Cumulative Preferred Shares - Authorized 1,500,000
Shares Without Par Value; Outstanding 1995 and 1994, 388,311 Shares:

       Subject to Mandatory Redemption                             18,000           18,000
       Other                                                       20,831           20,831

Cumulative Preference Shares - Authorized 1,000,000
Shares Without Par Value;  Outstanding - None                          --               --

Long-Term Debt                                                    168,370          162,196
                                                                _________        _________
       Total Capitalization                                       387,663          377,675
                                                                _________        _________

CURRENT LIABILITIES:
Short-Term Debt                                                       950            2,900
Sinking Fund Requirements and Current Maturities                   13,195            8,739
Accounts Payable                                                   20,273           22,542
Federal and State Income Taxes Accrued                              5,841            2,095
Other Taxes Accrued                                                12,454           11,712
Interest Accrued                                                    1,855            3,524
Other                                                               5,003            6,369
                                                                _________        _________
       Total Current Liabilities                                   59,571           57,881
                                                                _________        _________

NONCURRENT LIABILITIES:                                             9,883            8,245
                                                                _________        _________

DEFERRED CREDITS:
Accumulated Deferred Income Taxes                                  96,531           94,911
Accumulated Deferred Investment Tax Credit                         21,878           22,171
Regulatory Liability                                               15,052           15,197
Other                                                               3,220            2,892
                                                                _________        _________
       Total Deferred Credits                                     136,681          135,171
                                                                _________        _________

       TOTAL                                                     $593,798         $578,972
                                                                =========        =========

                 See Accompanying Notes to Consolidated Financial Statements
                                             -3-

                                  OTTER TAIL POWER COMPANY

                             CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)

                                                            Three Months Ended
                                                                  March 31
                                                               1995          1994
                                                            (Thousands of Dollars)
OPERATING REVENUES
Electric                                                       $55,726       $54,889
Health Services                                                 15,108        10,920
Manufacturing                                                    7,810         2,393
Diversified Operations                                           5,319         5,234
                                                             _________     _________

                  Total Operating Revenues                      83,963        73,436

OPERATING EXPENSES
Production Fuel                                                  9,212         8,658
Purchased Power                                                  7,780         6,713
Electric Operation Expenses                                     12,307        11,703
Electric Maintenance                                             2,954         3,037
Cost of Goods Sold                                              17,560        11,627
Other Nonelectric Expenses                                       7,451         5,382
Depreciation and Amortization                                    5,421         5,233
Property Taxes                                                   3,056         2,982
Income Taxes                                                     5,624         5,754
                                                             _________     _________

                  Total Operating Expenses                      71,365        61,089
                                                             _________     _________

OPERATING INCOME                                                12,598        12,347

Allowance For Equity (Other) Funds Used
   During Construction                                               2            31

Other Income and Deductions
   and Applicable Taxes                                           (201)          312
                                                             _________     _________

INCOME BEFORE INTEREST CHARGES                                  12,399        12,690

Interest Charges                                                 3,734         3,348

Allowance For Borrowed Funds Used
   During Construction - Credit                                    (42)          (14)
                                                             _________     _________

NET INCOME                                                       8,707         9,356

Preferred Dividend Requirements                                    589           590
                                                             _________     _________

EARNINGS AVAILABLE FOR COMMON SHARES                            $8,118        $8,766
                                                             =========     =========

Earnings Per Average Common Share                                $0.73         $0.78
                                                             =========     =========

Average Number of Common Shares Outstanding                 11,180,136    11,180,136

Dividends Per Common Share                                       $0.44         $0.43

              See Accompanying Notes to Consolidated Financial Statements
                                       -4-

                            OTTER TAIL POWER COMPANY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Three Months Ended
                                                                            March 31,
                                                                         1995            1994

                                                                      (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                               $8,707          $9,356
    Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
        Depreciation and Amortization                                     7,020           6,427
        Deferred Investment Tax Credit - Net                               (294)           (308)
        Deferred Income Taxes                                               232             928
        Change in Deferred Debits and Other Assets                        1,850             395
        Change in Noncurrent Liabilities and Deferred Credits             1,966             376
        Allowance for Equity (Other) Funds Used During Construction          (2)            (31)
        Loss on Disposal of Noncurrent Assets                               713              20
    Cash Provided by (Used for) Current Assets & Current Liabilities:
        Change in Receivables, Materials and Supplies                    (1,605)         (3,360)
        Change in Other Current Assets                                       57             496
        Change in Payables and Other Current Liabilities                 (2,835)          1,086
        Change in Interest and Income Taxes Payable                       1,988           3,442
                                                                       ________        ________
            Net Cash Provided by Operating Activities                    17,797          18,827

CASH FLOWS FROM INVESTING ACTIVITIES:
        Gross Capital Expenditures                                       (8,058)         (6,573)
        Proceeds from Disposal of Noncurrent Assets                       1,560             494
        Purchase of Subsidiaries, Net of Cash Acquired                   (1,634)           (286)
        Change in Temporary Cash Investments                                 35              18
        Change in Marketable Securities and Other Investments            (2,401)           (381)
                                                                       ________        ________
            Net Cash Used in Investing Activities                       (10,498)         (6,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Change in Short-Term Debt - Net Issuances                        (1,950)              --
        Proceeds from Issuance of Long-Term Debt                          4,570             390
        Payments for Retirement of Long-Term Debt                        (3,895)         (3,082)
        Payments for Debt Issuance Expenses                                   --            (56)
        Dividends Paid                                                   (5,509)         (5,397)
                                                                       ________        ________
            Net Cash Used in Financing Activities                        (6,784)         (8,145)

Net Change in Cash and Cash Equivalents                                     515           3,954

Cash and Cash Equivalents at Beginning of Year                            1,852           3,808
                                                                       ________        ________

Cash and Cash Equivalents at March 31                                    $2,367          $7,762
                                                                       ========        ========
Supplemental Cash Flow Information
  Cash Paid for Interest and Income Taxes:
    Interest                                                             $5,169          $4,816
    Income Taxes                                                         $1,182            $552

              See Accompanying Notes to Consolidated Financial Statements

                                     - 5 -

                          OTTER TAIL POWER COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

The Company, in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for the periods. The financial statements for 1995 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1994, 1993, and 1992 included in the Company's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K.

In January 1995 the Company acquired an additional manufacturing business and three small diagnostic imaging companies. The total revenues of these companies were $17,122,000 in 1994. These acquisitions were accounted for under the purchase method of accounting.

The breakdown of Cost of Goods Sold and Other Nonelectric Expenses by business segments are as follows:

                                             3 Months Ended
                              Cost of Goods Sold   Other Nonelectric Expenses
                                    1995      1994         1995      1994
                                               (in thousands)
          Health Services          $9,279     $6,824       $4,287    $3,224
          Manufacturing             6,225      1,786        1,010       255
          Diversified Operations    2,056      3,017        2,154     1,903
                                   ------     ------       ------    -------
                Total             $17,560    $11,627       $7,451    $5,382


Because of seasonal and other factors, the earnings for the three-month period ended March 31, 1995, should not be taken as an indication of earnings for all or any part of the balance of the year.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Position

Cash provided by operating activities of $17,797,000 as shown on the Consolidated Statement of Cash Flows for the three months ended March 31, 1995, combined with funds on hand of $2,243,000 at December 31, 1994, allowed the Company to finance its construction program, pay dividends, invest in additional nonutility businesses, and in passive investments. At March 31, 1995, the Company had $17,474,000 in marketable securities included in Investments and Other Assets which could be used to supplement cash needs.

The Company estimates that funds internally generated, combined with funds on hand, will be sufficient to meet all sinking fund payments for First Mortgage Bonds in the next five year and to provide for most of its 1995-1999 construction program expenditures (including allowance for funds used during construction). Additional short- or long-term financing will be required in the period 1995-1999 in connection with the maturity of First Mortgage Bonds and a Long-Term Lease Obligation ($21,000,000), in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, complete its common stock repurchase program or for other corporate purposes.

The bulk of the increases in Plant - Other, Accounts Receivable - Trade, Inventory, Materials and Operating Supplies, Long-Term Debt, and Sinking Fund Requirements and Current Maturities are due to the acquisitions of an additional manufacturing company and three small diagnostic imaging companies. In addition, Investments and Other Assets also increased because of further passive investments. Inventory, Materials and Operating Supplies also increased due to timing of purchases of the health services companies and increases in steel inventory in the manufacturing companies as result of a longer lead-times. Accounts Payable decreased due to the seasonal decline at the electric utility.

The increase in Construction Work in Progress is due to new electric construction principally in transmission, distribution, and general plant. The increase in Federal and State Income Taxes Accrued was due to the timing of tax payments. The reduction in Interest Accrued was caused by the timing of interest payments.

Material Changes in Results of Operations

The 1.5% increase in Electric Operating Revenues for the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, was due to a 70% increase in noncontractual power pool sales offset by a 2.7% decrease in retail sales. Noncontractual power pool sales increased because the Company had more energy to market due to warmer weather and greater plant availability in 1995. Retail sales decreased mainly because of the warmer weather in 1995.

The increase in Production Fuel for the three months ended March 31, 1995, as compared to the same period a year ago, was chiefly because of a 7.5% increase in generation which resulted from greater plant availability in 1995. The increase in Purchased Power for the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, was due to a 91% increase in kwh purchased for resale which correlates to the increase in power pool sales. The increase in Electric Operation Expenses for the three months ended March 31, 1995, as compared to the same interval a year ago, was chiefly due to a settlement with the Minnesota Public Utilities Commission. The settlement required recovery of Conservation Improvement Program costs in current rates starting in 1995.

The increase in Health Services Operating Revenues for the quarter ended March 31,1995, as compared to the same period a year ago, resulted principally from the acquisition of three additional mobile imaging companies and the sale of three scanners. The increase in Cost of Health Services Sold and Other Health Services Expenses resulted primarily from the increase in sales.

The increase in Manufacturing Operating Revenues for the three months ended March 31, 1995, as compared to the quarter ended March 31, 1994, resulted chiefly from an acquisition of a new company, as well as continued expansion of existing product lines. The increase in Manufacturing Cost of Goods Sold and Other Manufacturing Expenses resulted predominately from the increase in sales.

The decrease in Other Income and Deductions and Applicable Taxes for the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, primarily resulted from the timing of net investment earnings realized in the Company's marketable securities.


                         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits:

   27 Financial Data Schedule

b)  Report on Form 8-K.

   No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1995.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       OTTER TAIL POWER COMPANY


                       By:      /s/ Andrew E. Anderson

                                     Andrew E. Anderson
                       Vice President, Finance /Chief Accounting Officer
                                            Authorized Officer

Dated:  May 10, 1995