Form 10-Q
period 1995-06-30
OTTER TAIL POWER CO
filed 1995-08-10
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended          June 30, 1995
                                     OR

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

August 1, 1995 - 11,180,136  Common Shares ($5 par value)


                        OTTER TAIL POWER COMPANY

                                  INDEX




Part I. Financial Information                           Page No.

Item 1. Financial Statements

      Consolidated Balance Sheets - June 30, 1995
      and December 31, 1994 (Unaudited)                  2 & 3

      Consolidated Statements of Income - Three and Six
      Months Ended June 30, 1995 and 1994 (Unaudited)        4

      Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1995 and 1994 (Unaudited)    5

      Notes to Consolidated Financial Statements
      (Unaudited)                                            6


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


                        Part I.  Financial Information

Item 1. Financial Statements

                          OTTER TAIL POWER COMPANY
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                 -ASSETS-

                                                         June 30,           December 31,
                                                           1995                 1994

                                                            (Thousands of Dollars)
PLANT:
Electric Plant in Service                                   $703,538             $698,437
Other                                                         44,997               36,221
                                                           _________            _________
       Total                                                 748,535              734,658
Less Accumulated Depreciation and Amortization               299,473              287,902
                                                           _________            _________
                                                             449,062              446,756
Construction Work in Progress                                 16,266               10,485
                                                           _________            _________
       Net Plant                                             465,328              457,241
                                                           _________            _________

INVESTMENTS AND OTHER ASSETS:                                 48,307               43,944
                                                           _________            _________

CURRENT ASSETS:
Cash and Cash Equivalents                                      1,133                1,852
Temporary Cash Investments                                       357                  391
Accounts Receivable:
   Trade - Net                                                28,858               27,004
   Other                                                       3,704                5,172
Materials and Supplies:
   Fuel                                                        2,741                3,664
   Inventory, Materials and Operating Supplies                18,494               15,794
Deferred Income Taxes                                          4,260                4,306
Accrued Utility Revenues                                       3,566                4,154
Other                                                          4,282                3,041
                                                           _________            _________
       Total Current Assets                                   67,395               65,378
                                                           _________            _________

DEFERRED DEBITS:
Unamortized Debt Expense and Reacquisition Premiums            4,923                5,174
Other                                                          5,646                7,235
                                                           _________            _________
       Total Deferred Debits                                  10,569               12,409
                                                           _________            _________

       TOTAL                                                $591,599             $578,972
                                                           =========            =========

                See Accompanying Notes to Consolidated Financial Statements

                             OTTER TAIL POWER COMPANY
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                  -LIABILITIES-

                                                         June 30,           December 31,
                                                           1995                 1994

                                                            (Thousands of Dollars)
CAPITALIZATION:
Common Shares, Par Value $5 Per Share - Authorized
       25,000,000 Shares; Outstanding 1995 and 1994,
       11,180,136 Shares                                     $55,901              $55,901
Premium on Common Shares                                      30,335               30,335
Retained Earnings                                             94,054               90,412
                                                           _________            _________
       Total                                                 180,290              176,648

Cumulative Preferred Shares - Authorized 1,500,000
Shares Without Par Value; Outstanding 1995 and 1994, 388,311 Shares:

       Subject to Mandatory Redemption                        18,000               18,000
       Other                                                  20,831               20,831

Cumulative Preference Shares - Authorized 1,000,000
Shares Without Par Value;  Outstanding - None                     --                   --

Long-Term Debt                                               167,656              162,196
                                                           _________            _________
       Total Capitalization                                  386,777              377,675
                                                           _________            _________

CURRENT LIABILITIES:
Short-Term Debt                                                7,150                2,900
Sinking Fund Requirements and Current Maturities              13,466                8,739
Accounts Payable                                              18,632               22,542
Federal and State Income Taxes Accrued                         1,054                2,095
Other Taxes Accrued                                            8,937               11,712
Interest Accrued                                               3,501                3,524
Other                                                          5,126                6,369
                                                           _________            _________
       Total Current Liabilities                              57,866               57,881
                                                           _________            _________

NONCURRENT LIABILITIES:                                       10,679                8,245
                                                           _________            _________

DEFERRED CREDITS:
Accumulated Deferred Income Taxes                             96,981               94,911
Accumulated Deferred Investment Tax Credit                    21,584               22,171
Regulatory Liability                                          14,908               15,197
Other                                                          2,804                2,892
                                                           _________            _________
       Total Deferred Credits                                136,277              135,171
                                                           _________            _________

       TOTAL                                                $591,599             $578,972
                                                           =========            =========

            See Accompanying Notes to Consolidated Financial Statements

                            OTTER TAIL POWER COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                        Three Months Ended           Six Months Ended
                                                             June 30                       June 30
                                                        1995         1994            1995         1994
                                                     (Thousands of Dollars)       (Thousands of Dollars)
OPERATING REVENUES
Electric                                              $47,906      $46,881        $103,632     $101,770
Health Services                                         9,775       11,021          24,883       21,941
Manufacturing                                           8,065        3,400          15,875        5,793
Diversified Operations                                  8,061        7,615          13,380       12,849
                                                    _________    _________       _________    _________

               Total Operating Revenues                73,807       68,917         157,770      142,353

OPERATING EXPENSES
Production Fuel                                         7,770        7,981          16,982       16,639
Purchased Power                                         7,724        7,404          15,504       14,117
Electric Operation Expenses                            12,039       10,991          24,346       22,694
Electric Maintenance                                    2,829        3,920           5,783        6,957
Cost of Goods Sold                                     15,712       13,638          33,272       25,265
Other Nonelectric Expenses                              7,239        5,659          14,690       11,041
Depreciation and Amortization                           5,451        5,314          10,872       10,547
Property Taxes                                          2,956        2,955           6,012        5,937
Income Taxes                                            3,515        2,788           9,139        8,542
                                                    _________    _________       _________    _________

               Total Operating Expenses                65,235       60,650         136,600      121,739
                                                    _________    _________       _________    _________

OPERATING INCOME                                        8,572        8,267          21,170       20,614

Allowance For Equity (Other) Funds Used
   During Construction                                      4           36               6           67

Other Income and Deductions
   and Applicable Taxes                                   374          391             173          703
                                                    _________    _________       _________    _________

INCOME BEFORE INTEREST CHARGES                          8,950        8,694          21,349       21,384

Interest Charges                                        3,668        3,311           7,402        6,659

Allowance For Borrowed Funds Used
   During Construction - Credit                           (55)         (14)            (97)         (28)
                                                    _________    _________       _________    _________

NET INCOME                                              5,337        5,397          14,044       14,753

Preferred Dividend Requirements                           590          589           1,179        1,179
                                                    _________    _________       _________    _________

EARNINGS AVAILABLE FOR COMMON SHARES                   $4,747       $4,808         $12,865      $13,574
                                                    =========    =========       =========    =========

Earnings Per Average Common Share                       $0.42        $0.43           $1.15        $1.21
                                                    =========    =========       =========    =========

Average Number of Common Shares Outstanding        11,180,136   11,180,136      11,180,136   11,180,136

Dividends Per Common Share                              $0.44        $0.43           $0.88        $0.86

              See Accompanying Notes to Consolidated Financial Statements

                          OTTER TAIL POWER COMPANY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                            1995                 1994
                                                                            ________             ________

                                                                               (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                   $14,044              $14,753
    Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
        Depreciation and Amortization                                         14,098               12,603
        Deferred Investment Tax Credit - Net                                    (588)                (616)
        Deferred Income Taxes                                                    534                1,187
        Change in Deferred Debits and Other Assets                             2,566                1,117
        Change in Noncurrent Liabilities and Deferred Credits                  2,346                  785
        Allowance for Equity (Other) Funds Used During Construction               (6)                 (67)
        Loss on Disposal of Noncurrent Assets                                    795                   68
    Cash Provided by (Used for) Current Assets & Current Liabilities:
        Change in Receivables, Materials and Supplies                          2,259               (5,004)
        Change in Other Current Assets                                          (598)                 990
        Change in Payables and Other Current Liabilities                      (7,676)              (4,034)
        Change in Interest and Income Taxes Payable                           (1,153)               1,804
                                                                            ________             ________
            Net Cash Provided by Operating Activities                         26,621               23,586

CASH FLOWS FROM INVESTING ACTIVITIES:
        Gross Capital Expenditures                                           (17,708)             (16,169)
        Proceeds from Disposal of Noncurrent Assets                            1,635                1,579
        Purchase of Subsidiaries, Net of Cash Acquired                        (1,634)                (574)
        Change in Temporary Cash Investments                                      34                  122
        Change in Marketable Securities and Other Investments                 (3,121)                (618)
                                                                            ________             ________
            Net Cash Used in Investing Activities                            (20,794)             (15,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Change in Short-Term Debt - Net Issuances                              4,250                  800
        Proceeds from Issuance of Long-Term Debt                              23,380                2,917
        Payments for Retirement of Long-Term Debt                            (23,158)              (3,072)
        Payments for Debt Issuance Expenses                                   --                      (56)
        Dividends Paid                                                       (11,018)             (10,794)
                                                                            ________             ________
            Net Cash Used in Financing Activities                             (6,546)             (10,205)

Net Change in Cash and Cash Equivalents                                         (719)              (2,279)

Cash and Cash Equivalents at Beginning of Year                                 1,852                3,808
                                                                            ________             ________

Cash and Cash Equivalents at June 30                                          $1,133               $1,529
                                                                            ========             ========
Supplemental Cash Flow Information
  Cash Paid for Interest and Income Taxes:
    Interest                                                                  $6,486               $6,458
    Income Taxes                                                              $9,590               $6,630

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

In June of 1995, the original ten-year terms of the steam sales contracts between the Company's subsidiary, Quadrant Co., and Quadrant's two industrial steam customers expired. The contracts provide that they shall continue to remain in effect until terminated by either party upon one year's prior written notice. As of August 1, 1995, none of the parties had provided notice of termination. Quadrant is in the process of negotiating new steam sales contracts with these two customers while continuing to sell steam under terms of the original contracts

The breakdown of Cost of Goods Sold and Other Nonelectric Expenses by business segments are as follows:

                                    Three Months Ended June 30
                               Cost of Goods Sold     Other Nonelectric Expenses
                                1995        1994         1995         1994
                                              (in thousands)
      Health Services          $5,399      $7,077       $3,833       $3,401
      Manufacturing             5,894       2,315        1,125          280
      Diversified Operations    4,419       4,246        2,281        1,978
                             --------    --------      -------      -------
                Total         $15,712     $13,638       $7,239       $5,659
                             ========    ========      =======       ======

                                      Six Months Ended June 30
                               Cost of Goods Sold     Other Nonelectric Expenses
                                1995        1994        1995          1994
                                              (in thousands)
      Health Services         $14,678     $13,901       $8,120       $6,625
      Manufacturing            12,119       4,101        2,135          535
      Diversified Operations    6,475       7,263        4,435        3,881
                             --------    --------      -------      -------
                Total         $33,272     $25,265      $14,690      $11,041
                             ========    ========      =======      =======

Because of seasonal and other factors, the earnings for the three-month and six-month periods ended June 30, 1995, should not be taken as an indication of earnings for all or any part of the balance of the year.



Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Position

Cash provided by operating activities of $26,621,000 as shown on the Consolidated Statement of Cash Flows for the six months ended June 30, 1995, combined with funds on hand of $2,243,000 at December 31, 1994, allowed the Company to pay dividends, invest in additional nonutility businesses and passive investments, and finance the majority of its construction expenditures. At June 30, 1995, the Company had $36,140,000 available in unused lines of credit and $17,742,000 in marketable securities included in Investments and Other Assets which could be used to supplement cash needs. Proceeds from Issuance of Long-Term Debt and Payments for Retirement of Long-Term Debt for the six months ended June 30, 1995, reflect refinancing activity by the Company's subsidiaries.

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

The bulk of the increases in Plant - Other, Investments and Other Assets, Accounts Receivable - Trade, Inventory, Materials and Operating Supplies, Long-Term Debt, and Sinking Fund Requirements and Current Maturities are due to the acquisitions of an additional manufacturing company and three small diagnostic imaging companies in the first quarter of fiscal 1995. In addition, Investments and Other Assets also increased because of further passive investments. The decrease in Accounts Receivable - Other is the result of the timing of operating payments from the Big Stone Plant Partners. Inventory, Materials and Operating Supplies also increased to support increased summer construction activity and expanded operations at one of the manufacturing companies. The increase in Construction Work in Progress is due to new electric construction principally in transmission, distribution, and general plant. The decrease in Other Deferred Debits is mainly due to the amortization of previously deferred and currently recoverable Conservation Improvement Program costs.

The increase in Short-Term Debt reflects the issuance of notes and commercial paper to provide for short term cash requirements. The decrease in Accounts Payable reflects a reduction in purchases by the electric utility in June of 1995 compared to December of 1994. The decrease in Federal and State Income Taxes Accrued was due to the timing of tax payments. The reduction in Other Taxes Accrued is mainly due to the timing of property tax payments.

Material Changes in Results of Operations

The 2.2% increase in Electric Operating Revenues for the quarter ended June 30, 1995, as compared to the same period in 1994, was due to increases in retail revenues of 3.7% and noncontractual power pool sales of 8.2% offset by a 91.3% decrease ($883,000) in contractual and wholesale power pool sales. The 1.8% increase in Electric Operating Revenues for the six months ended June 30, 1995 compared to the six months ended June 30, 1994, was primarily due to a 32.3% increase in noncontractual power pool sales offset by an 81.3% decrease in contractual and wholesale power pool sales. Noncontractual power pool sales increased for both the three and six month periods because the Company had more energy to market due to a warmer winter season and greater plant availability in 1995. In May and June of 1994, the Company had a firm contract to sell 40 megawatts of power to a wholesale customer. In 1995, the Company had no firm sales contracts which resulted in the decrease in contractual and wholesale power pool sales for the three and six month periods ended June 30, 1995, compared to the same periods in 1994.

The increase in Purchased Power for the six months ended June 30, 1995, as compared to the same period in 1994, was due to increased kwh purchases for resale of 24.7% which correlates to the increase in noncontractual power pool sales. The increase in Electric Operation Expenses for both the quarter and six months ended June 30, 1995, as compared to the same periods in 1994, is primarily due to a settlement with the Minnesota Public Utilities Commission. The settlement required recovery of Conservation Improvement Program costs in current rates starting in 1995. General wage and salary increases for nonunion employees in April of 1995 and storm related expenses in June of 1995 also contributed to the increases in Electric Operation Expenses. The decrease in Electric Maintenance Expenses for the three and six months ended June, 30, 1995, compared to the same periods in 1994, is primarily due to significant reductions in production plant maintenance expenses. Most of these reductions are attributable to the Coyote plant which had a major overhaul in the Spring of 1994 but had no major overhaul during the first half of 1995.

Health Services Operating Revenues decreased in the second quarter of 1995 compared to the second quarter of 1994 due to a decrease in sales volume. The increase in Health Services Operating Revenues for the six months ended June 30, 1995, as compared to the same period a year ago, resulted principally from the acquisition of three additional mobile imaging companies and the sale of three scanners in the first quarter of 1995. Increases in Cost of Health Services Sold and Other Health Services Expenses for the first six months of 1995, compared to the same period in 1994, correspond to the increase in operating revenue for the same period, while the decrease in Cost of Health Services Sold for the second quarter of 1995, compared to the second quarter of 1994, corresponds to the decrease in Health Services Operating Revenues for the same comparative period.

The increase in Manufacturing Operating Revenues for the three and six month periods ended June 30, 1995, as compared to the same periods in 1994, resulted chiefly from an acquisition of a new company, as well as continued expansion of existing product lines. The increases in Manufacturing Cost of Goods Sold and Other Manufacturing Expenses for the same comparative periods were directly related to the acquisition and expanded product lines.

The increase in Income Taxes for the quarter and six months ended June 30, 1995 compared to same periods in 1994, is related primarily to increases in Operating Income before Income Taxes for the same comparative periods.

The decrease in Other Income and Deductions and Applicable Taxes for the six months ended June 30, 1995, as compared to the first six months of 1994, primarily resulted from the timing of the realization of net investment earnings in marketable securities owned by the Company.

                         PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

   The annual meeting of Shareholders of the Company was held on April 10, 1995, for the purpose of electing three nominees to the Board of Directors with terms expiring in 1998 and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

                                 Shares              Shares Voted
     Election of Directors    Voted For          Withheld Authority

     Dayle Deitz              9,683,716                 96,051
     John C. MacFarlane       9,701,972                 77,795
     Arvid R. Liebe           9,634,840                144,927

                                 Shares          Shares        Shares
     Approval of Auditors     Voted For      Voted Against   Voted Abstain

     Deloitte & Touche LLP    9,577,593          55,088         147,086


Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits:

   27 Financial Data Schedule

b)  Report on Form 8-K.

   No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       OTTER TAIL POWER COMPANY


                       By:  Jeff Legge
                            Jeff Legge
                            Controller
                            (Chief Accounting Officer/Authorized Officer)


Dated:  August 10, 1995