Form 10-Q
period 1995-09-30
OTTER TAIL POWER CO
filed 1995-11-13
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended          September 30, 1995
                                  OR
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

      November 1, 1995 - 11,180,136  Common Shares ($5 par value)

                        OTTER TAIL POWER COMPANY
                                 INDEX



Part I. Financial Information                                    Page No.

Item 1. Financial Statements

      Consolidated Balance Sheets - September 30, 1995
      and December 31, 1994 (Unaudited)                            2 & 3

      Consolidated Statements of Income - Three and Nine
      Months Ended September 30, 1995 and 1994
      (Unaudited)                                                      4

      Consolidated Statements of Cash Flows -
      Nine Months Ended September 30,1995 and 1994
      (Unaudited)                                                      5

      Notes to Consolidated Financial Statements
      (Unaudited)                                                  6 & 7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   7, 8 & 9



Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                            10


Signatures                                                            10


                          Part I.  Financial Information

Item 1. Financial Statements

                            OTTER TAIL POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    -ASSETS-

                                                            September 30,      December 31,
                                                                1995               1994

                                                            (Thousands of Dollars)
PLANT:
Electric Plant in Service                                       $707,394           $698,437
Other                                                             46,948             36,221
                                                               _________          _________
       Total                                                     754,342            734,658
Less Accumulated Depreciation and Amortization                   303,580            287,902
                                                               _________          _________
                                                                 450,762            446,756
Construction Work in Progress                                     18,814             10,485
                                                               _________          _________
       Net Plant                                                 469,576            457,241
                                                               _________          _________

INVESTMENTS AND OTHER ASSETS:                                     58,024             43,944
                                                               _________          _________

CURRENT ASSETS:
Cash and Cash Equivalents                                          1,048              1,852
Temporary Cash Investments                                           353                391
Accounts Receivable:
   Trade - Net                                                    29,251             27,004
   Other                                                           4,098              5,172
Materials and Supplies:
   Fuel                                                            3,357              3,664
   Inventory, Materials and Operating Supplies                    17,260             15,794
Deferred Income Taxes                                              4,239              4,306
Accrued Utility Revenues                                           3,430              4,154
Other                                                              4,256              3,041
                                                               _________          _________
       Total Current Assets                                       67,292             65,378
                                                               _________          _________

DEFERRED DEBITS:
Unamortized Debt Expense and Reacquisition Premiums                4,804              5,174
Other                                                              6,140              7,235
                                                               _________          _________
       Total Deferred Debits                                      10,944             12,409
                                                               _________          _________

       TOTAL                                                    $605,836           $578,972
                                                               =========          =========

          See Accompanying Notes to Consolidated Financial Statements

                                    - 2 -

                            OTTER TAIL POWER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                -LIABILITIES-

                                                            September 30,      December 31,
                                                                1995               1994

                                                            (Thousands of Dollars)
CAPITALIZATION:
Common Shares, Par Value $5 Per Share - Authorized
       25,000,000 Shares; Outstanding 1995 and 1994,
       11,180,136 Shares                                         $55,901            $55,901
Premium on Common Shares                                          30,335             30,335
Retained Earnings                                                 95,898             90,412
                                                               _________          _________
       Total                                                     182,134            176,648

Cumulative Preferred Shares - Authorized 1,500,000
Shares Without Par Value; Outstanding 1995 and 1994, 388,311 Shares:

       Subject to Mandatory Redemption                            18,000             18,000
       Other                                                      20,831             20,831

Cumulative Preference Shares - Authorized 1,000,000
Shares Without Par Value;  Outstanding - None                         --                 --

Long-Term Debt                                                   166,352            162,196
                                                               _________          _________
       Total Capitalization                                      387,317            377,675
                                                               _________          _________

CURRENT LIABILITIES:
Short-Term Debt                                                   14,000              2,900
Sinking Fund Requirements and Current Maturities                  13,970              8,739
Accounts Payable                                                  20,452             22,542
Accrued Salaries and Wages                                         2,621              3,889
Federal and State Income Taxes Accrued                             1,156              2,095
Other Taxes Accrued                                               10,821             11,712
Interest Accrued                                                   1,875              3,524
Other                                                              6,116              2,480
                                                               _________          _________
       Total Current Liabilities                                  71,011             57,881
                                                               _________          _________

NONCURRENT LIABILITIES:                                           11,073              8,245
                                                               _________          _________

DEFERRED CREDITS:
Accumulated Deferred Income Taxes                                 97,921             94,911
Accumulated Deferred Investment Tax Credit                        21,290             22,171
Regulatory Liability                                              14,763             15,197
Other                                                              2,461              2,892
                                                               _________          _________
       Total Deferred Credits                                    136,435            135,171
                                                               _________          _________

       TOTAL                                                    $605,836           $578,972
                                                               =========          =========

           See Accompanying Notes to Consolidated Financial Statements
                                       -3-

                              OTTER TAIL POWER COMPANY

                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                                                  Three Months Ended               Nine Months Ended
                                                    September 30                     September 30
                                                 1995          1994               1995          1994
                                                (Thousands of Dollars)           (Thousands of Dollars)
OPERATING REVENUES
Electric                                         $49,537       $45,713           $153,169      $147,483
Health Services                                    9,901        12,724             34,784        34,665
Manufacturing                                     10,040         3,708             25,915         9,501
Diversified Operations                            11,570         8,997             24,950        21,846
                                               _________     _________          _________     _________

           Total Operating Revenues               81,048        71,142            238,818       213,495

OPERATING EXPENSES
Production Fuel                                    7,090         7,417             24,072        24,056
Purchased Power                                    7,822         6,504             23,326        20,621
Electric Operation Expenses                       12,013        11,153             36,359        33,847
Electric Maintenance                               2,531         3,843              8,314        10,800
Cost of Goods Sold                                20,049        17,411             53,321        42,676
Other Nonelectric Expenses                         7,998         4,432             22,688        15,473
Depreciation and Amortization                      5,472         5,314             16,344        15,861
Property Taxes                                     2,924         2,921              8,936         8,858
Income Taxes                                       4,127         3,204             13,266        11,746
                                               _________     _________          _________     _________

           Total Operating Expenses               70,026        62,199            206,626       183,938
                                               _________     _________          _________     _________

OPERATING INCOME                                  11,022         8,943             32,192        29,557

Allowance For Equity (Other) Funds Used
   During Construction                               119            49                125           116

Other Income and Deductions
   and Applicable Taxes                             (116)          382                 57         1,085
                                               _________     _________          _________     _________

INCOME BEFORE INTEREST CHARGES                    11,025         9,374             32,374        30,758

Interest Charges                                   3,875         3,491             11,277        10,150

Allowance For Borrowed Funds Used
   During Construction - Credit                        3           (22)               (94)          (50)
                                               _________     _________          _________     _________

NET INCOME                                         7,147         5,905             21,191        20,658

Preferred Dividend Requirements                      590           590              1,769         1,769
                                               _________     _________          _________     _________

EARNINGS AVAILABLE FOR COMMON SHARES              $6,557        $5,315            $19,422       $18,889
                                               =========     =========          =========     =========

Earnings Per Average Common Share                  $0.59         $0.48              $1.74         $1.69
                                               =========     =========          =========     =========

Average Number of Common Shares Outstanding   11,180,136    11,180,136         11,180,136    11,180,136

Dividends Per Common Share                         $0.44         $0.43              $1.32         $1.29

          See Accompanying Notes to Consolidated Financial Statements
                                        -4-

                             OTTER TAIL POWER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                          1995              1994


                                                                      (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                $21,191           $20,658
    Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
        Depreciation and Amortization                                      21,221            18,937
        Deferred Investment Tax Credit - Net                                 (882)             (924)
        Deferred Income Taxes                                                 713             1,390
        Change in Deferred Debits and Other Assets                          1,446             1,144
        Change in Noncurrent Liabilities and Deferred Credits               2,397             1,425
        Allowance for Equity (Other) Funds Used During Construction          (125)             (116)
        Loss on Disposal of Noncurrent Assets                               1,149                91
    Cash Provided by (Used for) Current Assets & Current Liabilities:
        Change in Receivables, Materials and Supplies                       1,815            (4,286)
        Change in Other Current Assets                                       (427)               71
        Change in Payables and Other Current Liabilities                   (3,893)               75
        Change in Interest and Income Taxes Payable                        (2,677)             (925)
                                                                         ________          ________
            Net Cash Provided by Operating Activities                      41,928            37,540

CASH FLOWS FROM INVESTING ACTIVITIES:
        Gross Capital Expenditures                                        (28,837)          (24,589)
        Proceeds from Disposal of Noncurrent Assets                         2,169             2,220
        Purchase of Subsidiaries, Net of Cash Acquired                     (1,634)             (574)
        Change in Temporary Cash Investments                                   38              (224)
        Change in Marketable Securities and Other Investments              (8,455)           (1,132)
                                                                         ________          ________
            Net Cash Used in Investing Activities                         (36,719)          (24,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Change in Short-Term Debt - Net                                    11,100             4,100
        Proceeds from Issuance of Long-Term Debt                           37,970             5,710
        Payments for Retirement of Long-Term Debt                         (38,556)           (8,349)
        Payments for Debt Issuance Expenses                                   --                (56)
        Dividends Paid                                                    (16,527)          (16,191)
                                                                         ________          ________
            Net Cash Used in Financing Activities                          (6,013)          (14,786)

Net Change in Cash and Cash Equivalents                                      (804)           (1,545)

Cash and Cash Equivalents at Beginning of Year                              1,852             3,808
                                                                         ________          ________

Cash and Cash Equivalents at September 30                                  $1,048            $2,263
                                                                         ========          ========
Supplemental Cash Flow Information
  Cash Paid for Interest and Income Taxes:
    Interest                                                              $11,952           $11,418
    Income Taxes                                                          $14,066           $10,633

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

In January 1995 the Company acquired an additional manufacturing business and three small diagnostic imaging companies. The total revenues of these companies were $17,122,000 in 1994. These acquisitions were accounted for under the purchase method of accounting. On October 1, 1995 the company acquired another manufacturing business which had revenues of $23,378,000 for its fiscal year ended February 28, 1995. This acquisition will be accounted for under the purchase method of accounting.

One of the Company's largest industrial customers has set a goal of reducing its electric energy costs by up to 25% through self-generation of electricity or by changing consumption patterns and implementing more efficient processes requiring less energy. The Company has been working with the customer toward the latter option. Though no financial impact to the Company is expected in 1995, the collaborative efforts of the customer and the Company may result in decreased electric sales to this customer in excess of $1 million in 1996.

Quadrant Company's waste incineration contracts expire in September of 1996. In June of 1997, new pollution rules will be in effect which will require new operating permits and possible modifications to current plant operations and equipment. The costs to comply with the new pollution rules will have an impact on the negotiation of new waste incineration agreements and could affect the economic viability of the plant.

In September of 1995, the Company recorded a $3.5 million passive investment in the form of a delayed equity contribution to a limited liability company. The $3.5 million obligation related to the investment is reflected in Other Current Liabilities on the Company's balance sheet as of September 30, 1995. The objective of this investment is not only to generate investment income but also to promote economic development and increased electric sales in the Company's service territory.

The breakdown of Cost of Goods Sold and Other Nonelectric Expenses by business segments is as follows:

                                 Three Months Ended September 30
                          Cost of Goods Sold  Other Nonelectric Expenses
                           1995      1994          1995      1994
                                        (in thousands)
   Health Services        $5,749    $9,595        $3,965    $2,128
   Manufacturing           7,407     2,627         1,546       297
   Diversified Operations  6,893     5,189         2,487     2,007
                        --------  --------       -------   -------
           Total         $20,049   $17,411        $7,998    $4,432


                                 Nine Months Ended September 30
                        Cost of Goods Sold  Other Nonelectric Expenses
                            1995      1994          1995      1994
                                      (in thousands)
   Health Services         $20,427   $23,496       $12,085    $8,753
   Manufacturing            19,526     6,728         3,681       832
   Diversified Operations   13,368    12,452         6,922     5,888
                          --------   -------       -------   -------
           Total           $53,321   $42,676       $22,688   $15,473


Because of seasonal and other factors, the earnings for the three-month and nine-month periods ended September 30, 1995, should not be taken as an indication of earnings for all or any part of the balance of the year.


Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Position

Cash provided by operating activities of $41,928,000 as shown on the Consolidated Statement of Cash Flows for the nine months ended September 30, 1995, combined with funds on hand of $2,243,000 at December 31, 1994, allowed the Company to pay dividends, invest in additional nonutility businesses and passive investments, and finance the majority of its construction expenditures. At September 30, 1995, the Company had $27,175,000 available in unused lines of credit and $15,541,000 in marketable securities included in Investments and Other Assets which will be sold in the fourth quarter of 1995 to supplement cash needs. Proceeds from Issuance of Long-Term Debt and Payments for Retirement of Long-Term Debt for the nine months ended September 30, 1995, reflect refinancing activity by the Company's subsidiaries.

The Company estimates that funds internally generated, combined with funds on hand, will be sufficient to meet all sinking fund payments for First Mortgage Bonds in the next five years and to provide for the majority of its 1995-1999 construction program expenditures. Additional short- or long-term financing will be required in the period 1995-1999 in connection with the Company's construction program, maturity of First Mortgage Bonds and a Long-Term Lease Obligation ($21,000,000), in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, complete its common stock repurchase program or for other corporate purposes.

The bulk of the increases in Plant - Other, Accounts Receivable - Trade, Inventory, Materials and Operating Supplies, Long-Term Debt, and Sinking Fund Requirements and Current Maturities are due to the acquisitions of an additional manufacturing company and three small diagnostic imaging companies in the first quarter of fiscal 1995. Investments and Other Assets increased as a result of investments held by the businesses acquired in the first quarter and further passive investments.

The decrease in Accounts Receivable - Other is the result of the timing of operating payments from the Big Stone Plant Partners. The increase in Construction Work in Progress is due to new electric construction principally in transmission, distribution, and general plant. The increase in Other Current Assets reflects an increase in prepaid insurance resulting from the timing of premium payments at one of the Company's health services subsidiaries. The decrease in Other Deferred Debits is mainly due to the amortization of previously deferred and currently recoverable Conservation Improvement Program costs.

The increase in Short-Term Debt reflects the issuance of notes and commercial paper to provide for current cash requirements. The decrease in Accrued Salaries and Wages reflects the payment in 1995 of an employee incentive plan liability accrued as of December 31, 1994. The decrease in Federal and State Income Taxes Accrued was due to the timing of tax payments. The reduction in Interest Accrued resulted from interest payments on the Company's outstanding bonds, the majority of which are due in the first and third quarters. The increase in Other Current Liabilities reflects the recording of a $3.5 million obligation referred to in the Notes to Consolidated Financial Statements.

Material Changes in Results of Operations

The 8.4% increase in Electric Operating Revenues for the quarter ended September 30, 1995, as compared to the same period in 1994, was due to increases in retail revenues of 6.4%, noncontractual power pool sales of 20.3% and contractual and wholesale power pool sales of 43%. The 3.9% increase in Electric Operating Revenues for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994, was due to a 2.1% increase in retail revenues and a 29.1% increase in noncontractual power pool sales. Noncontractual power pool sales increased for the quarter as a result of greater sales opportunities due to warmer weather in the summer of 1995 compared to 1994. Noncontractual power pool sales for the nine months ended September 30, 1995, compared to the same period in 1994, were higher due to the warmer summer weather and because the Company had more energy to market due to a warmer winter season and greater plant availability in 1995. In July of 1995, the Company entered into a firm sales contract to sell 40 megawatts of power to a wholesale customer which resulted in an increase in contractual and wholesale power pool sales for the three months ended September 30, 1995, compared to the same period in 1994.

The increase in Purchased Power for the three and nine month periods ended September 30, 1995, as compared to the same periods in 1994, was due to increased kwh purchases for both system use and resale, which correlates to the increases in retail and noncontractual power pool sales. The increase in Electric Operation Expenses for both the quarter and nine months ended September 30, 1995, as compared to the same periods in 1994, was primarily due to a settlement with the Minnesota Public Utilities Commission. The settlement required recovery of Conservation Improvement Program costs in current rates starting in 1995. General wage and salary increases for nonunion employees in April of 1995 and storm related expenses in the summer of 1995 also contributed to the increases in Electric Operation Expenses.

The decreases in Electric Maintenance Expenses for the three and nine months ended September, 30, 1995, compared to the same periods in 1994, were primarily due to significant reductions in production plant maintenance expenses. Most of the reductions in the third quarter were attributable to Hoot Lake Plant Unit #2 which was out of service for major repairs through all of July and most of August of 1994. Coyote plant, which had a major overhaul in the Spring of 1994 but no major overhaul or repairs during 1995, contributed significantly to the reduction in Electric Maintenance Expenses in the first nine months of 1995 compared to the same period in 1994.

Health Services Operating Revenues decreased in the third quarter of 1995 compared to the third quarter of 1994 as a result of the timing of production and delivery of product from the supplier. Increases in Other Health Services Expenses for the three and nine months ended September 30, 1995, compared to the same periods in 1994, were due to the acquisition of three additional diagnostic imaging companies and increased sales efforts in 1995. The decrease in Cost of Health Services Sold for the third quarter of 1995, compared to the third quarter of 1994, corresponds to the decrease in Health Services Operating Revenues for the same comparative period.

The increase in Manufacturing Operating Revenues for the three and nine month periods ended September 30, 1995, as compared to the same periods in 1994, resulted mainly from the acquisition of a new company in January of 1995, as well as continued expansion of existing product lines. The increases in Manufacturing Cost of Goods Sold and Other Manufacturing Expenses for the same comparative periods were directly related to the acquisition and expanded product lines.

The increase in revenues from Diversified Operations for the three and nine months ended September 30, 1995, compared to the same periods in 1994, was the result of increased construction revenues in the summer of 1995 which was primarily reflective of increased material costs billed on larger projects. Increases in Costs of Goods Sold and Other Nonelectric Expenses from Diversified Operations for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994, were directly related to increased construction revenues for the same comparative periods.

The increase in Income Taxes for the quarter and nine months ended September 30, 1995 compared to same periods in 1994, was related primarily to increases in Operating Income before Income Taxes for the same comparative periods.

The decrease in Other Income and Deductions and Applicable Taxes for the three and nine months ended September 30, 1995, as compared to the same periods in 1994, primarily resulted from losses on investments in marketable securities related to the Company's preferred stock investment program.

                         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits:

   27 Financial Data Schedule

b)  Report on Form 8-K.

   No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1995.


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

Dated:  November 13, 1995