Form 10-K
period 1995-12-31
OTTER TAIL POWER CO
filed 1996-03-28
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10 - K

(Mark One) (X) Annual Report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 (fee required)
               For the fiscal year ended December 31, 1995
                                  OR
           ( ) Transition Report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 (no fee required)

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

State the aggregate market value of the voting stock held by nonaffiliates
of the registrant.   $411,315,199 as of March 1, 1996

Indicate the number of shares outstanding of each of the registrant's
classes of Common Stock, as of the latest practicable date:   11,180,136
Common Shares ($5 par value) as of March 1, 1996

Documents Incorporated by Reference:
1995 Annual Report to Shareholders-Portions incorporated by reference into
Part II Proxy Statement dated March 8, 1996-Portions incorporated by reference into Part III

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

     The Company's primary business is the production, transmission, distribution and sale of electric energy. The Company, through its subsidiaries, is also engaged in other businesses which are referred to as Health Services, Manufacturing and Other Business Operations. Health Services Operations consists of certain businesses acquired beginning in 1993, including the diagnostic medical imaging company, a management company for a number of diagnostic medical imaging companies, and a medical imaging company that sells and services diagnostic medical imaging equipment and associated supplies and accessories. Manufacturing Operations includes businesses acquired beginning in 1990 in such areas as metal parts stamping and fabrication, agricultural equipment, and plastic pipe extrusion. Other Business Operations include businesses involved in such areas as electrical and telephone construction contracting, radio broadcasting, waste incinerating, and telephone/cable TV utility.

     The Company continues to investigate acquisitions of additional non-electric businesses and expects continued growth in this area. In February 1996, the Company's subsidiary, Mid-States Development, Inc. ("Mid-States"), acquired a Montana-based supplier of X-ray supplies and accessories. In February 1996, Mid-States entered into an agreement to acquire three radio stations in the Fargo, ND-Moorhead, MN market, subject to FCC approval. Also in February 1996, Mid-States entered into a letter of intent to acquire a mobile medical diagnostic services company located in Bemidji, Minnesota, subject to the negotiation of a definitive purchase agreement and other conditions to closing. In 1995, the total combined revenues for all these businesses was approximately $29,000,000. If consummated, the total acquisition price for all these businesses will be approximately $10,000,000.

     For a discussion of the Company's results of operations, see
"Management's discussion and analysis of financial condition and results of operations," which is incorporated by reference to pages 24 through 31 of the Company's 1995 Annual Report to Shareholders, filed as an Exhibit hereto.

     (b) Financial Information About Industry Segments

     The Company and its subsidiaries are engaged in businesses that have been classified into four segments: Electric, Health Services, Manufacturing, and Other Business Operations. Financial information about the Company's industry segments is incorporated by reference to note 2 of "Notes to consolidated financial statements" on page 39 of the Company's 1995 Annual Report to Shareholders, filed as an Exhibit hereto.

     (c) Narrative Description of Business

                          ELECTRIC OPERATIONS

General

     The Company derived 62% of its consolidated operating revenues from the sale of electric energy during 1995; 69% during 1994; and 73% during 1993. During 1995 the Company derived approximately 55.4% of its electric revenues from Minnesota, 37.4% from North Dakota, and 7.2% from South Dakota.

     The territory served by the Company is predominantly agricultural, including a part of the Red River Valley. Although there are relatively few large customers, sales to commercial and industrial customers are significant. By customer category, 52.2% of 1995 electric revenues was derived from commercial and industrial customers, 31.9% from residential customers, and 15.9% from other sources, including municipalities, farms and power pools.

     No customer accounted for more than 10% of electric revenues. Power pool sales to other utilities, which accounted for 25.3% of total 1995 kwh sales, decreased only slightly from 1994. Activity in short-term energy sales is subject to change based on a number of factors and the Company is unable to predict the 1996 level of activity. The Company's other sales of electricity for resale are insignificant.

     The aggregate population of the Company's retail service area is approximately 230,000. In this service area of 423 communities and adjacent rural areas and farms, approximately 123,600 people lived in communities having a population of more than 1,000, according to the 1990 census. The only communities served which have a population in excess of 10,000 are Jamestown, North Dakota (15,571); Fergus Falls, Minnesota (12,362); and Bemidji, Minnesota (11,245). Since 1990 when the customer count was at a low of 121,287, the Company has experienced an increase in customers. By year end 1995 total customers had increased to 124,082. During 1995, the Company experienced a net increase of 859 customers, with the majority of growth in residential and commercial customers.

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

     In 1995, the Federal Energy Regulatory Commission ("FERC") issued a Notice of Proposed Rulemaking ("NOPR") to promote competition and deregulation in wholesale electric markets by requiring owners of transmission facilities to offer nondiscriminatory open-access transmission and ancillary services to wholesale sellers and purchasers of electric energy in interstate commerce. This NOPR, referred to as the Mega-NOPR, requires the establishment of tariffs by all owners of transmission facilities for point to point and network transmission services, to which the owners of the facilities will also be subject. The NOPR also addresses the issue of recovery of stranded investment costs which may result when a utility's customer is lost to another supplier of electric energy. The FERC is currently receiving comments on the NOPR and final rules have not been issued. The FERC has not established tariffs for transmitting utilities.
The Company has preliminarily determined that the NOPR, in its current form, would not likely result in the Company having any stranded investment costs due to the Company's competitively low generation costs.

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

Rate Matters

     The Company is subject to electric rate regulation as follows:

                                                           Year Ended
                                                     December 31, 1995
                                                       % of
                                                     Electric   % of kwh
 Rates                 Regulation                   Revenues      Sales
MN retail sales        MN Public Utilities
                       Commission                     46.4%       39.7%

ND retail sales        ND Public Service
                       Commission                     36.8        29.1

SD retail sales        SD Public Utilities
                       Commission                      7.1         5.6

Transmission & sales   FERC
  for resale                                           9.7        25.6
                                                     _____       _____
                                                     100.0%      100.0%
                                                     =====       =====

     The following table summarizes the electric rate proceedings with the Minnesota and the South Dakota Public Utilities Commissions, the North Dakota Public Service Commission, and the Federal Energy Regulatory Commission since January 1, 1991:

                                                                 Increase
                                                         (Decrease) Granted
Commission                Date                             Amount      %
                                                         (Thousands)

Minnesota    Last Proceeding was July 1, 1987

North Dakota (1)September 9, 1992                          ($1,000)  (1.5%)
             (2)September 22, 1993                         ($  449)  (0.6%)

South Dakota Last Proceeding was November 1, 1987

FERC         Last Proceeding was July 1, 1987

   In 1994 the Company filed a petition with the Minnesota Public Utilities Commission for approval of an annual recovery mechanism for demand-side management related costs, under Minnesota's Conservation Improvement Programs. See "General Regulation". An intervenor, on behalf of the Large General Service Group, filed comments against the petition and requested the Commission to order a general rate case to review the Company's earnings levels. In the interest of rate stability the Company reached an agreement, which was approved by the Commission, resulting in costs of approximately $2,200,000 each year for three years which must be absorbed in current rates starting in 1995.

   Under Minnesota law, the Minnesota Commission must allow implementation of an interim rate increase, subject to refund with interest, 60 days after the initial filing date of a rate increase request, except that the Commission is not required to allow implementation of the interim rate increase until four months after the effective date of a previous rate order. The amount of the interim rate increase will be calculated using the proposed test year cost of capital, the rate of return on common equity most recently granted to the Company by the Commission, and rate base and expense items allowed by a currently effective Commission order. In addition, if the Commission fails to make a final determination regarding any rate request within ten months after the initial request is filed, then the requested rate is deemed to be approved, except if (i) an extension of the procedural schedule (in case of a contested rate increase request) has been granted, in which case the schedule of rates will be deemed to have been approved by the Commission on the last day of the extended period of suspension of the rate increase, or (ii) a
__________

(1) A voluntary settlement agreement reached between the Company and the North Dakota Commission pursuant to which the Company made a refund of $1,000,000 to its North Dakota customers. This settlement does not require a permanent reduction in rates charged by the Company to customers in North Dakota.

(2) An agreement for incentive regulation reached between the Company and the North Dakota Commission provided for sharing equally between ratepayers and shareholders any amount earned in 1993 over or under a benchmark overall rate of return. A liability of $449,000 resulting from sharing earnings above this benchmark for 1993 was returned to customers in 1994.

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

   In rate cases, a forward test year procedure enables cost increases to be recovered more promptly than use of an historic test year. The Minnesota Public Utilities Commission has established by regulation a forward test year procedure. North Dakota law allows a forward test year. The South Dakota Public Utilities Commission uses an historic test year with adjustments for known and measurable changes occurring within 24 months of the last month of the test year.

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

Capability and Demand

   At December 31, 1995, the Company had base load net plant capability totaling 551,594 kw, consisting of 241,256 kw from the Big Stone Plant (the Company's 53.9% share), 155,800 kw from the Hoot Lake Plant, 149,450 kw from the Coyote Plant (the Company's 35% share), and under contract 5,088 kw from the Potlatch Co-generation Plant near Bemidji, Minnesota. In addition to its base load capability, the Company has combustion turbine and small diesel units, used chiefly for peaking and standby purposes, with a total capability of 90,968 kw, and 4,193 kw of hydroelectric capability. During 1995 the Company generated about 71% of its total kwh sales and purchased the balance.

   The Company has made arrangements to help meet its future base load requirements, and continues to investigate other means for meeting such requirements. The Company has an exchange agreement with another utility for the annual exchange of 75,000 kw of seasonal diversity capacity which runs through 2004. In addition, for the 1995-1996 winter season, the Company has 50,000 kw capacity available for purchase from other utilities. The Company also has agreements to purchase 110,000 kw of capacity for the summer of 1996 and 50,000 kw of year-round capacity for the May 1, 1997 through April 30, 2005 period. The Company also has a direct control load management system which provides some flexibility to the Company to effect reductions of peak load.

   The Company is a member of the Mid-Continent Area Power Pool, which includes 29 full participans, 30 associate participants, and 1 liaison participant representing investor-owned utilities, rural cooperatives, municipal utilities, and other power suppliers (including power marketers) in the North Central region of the United States and in two Canadian provinces. The objective of MAPP is to coordinate planning and operation of generating and interconnecting transmission facilities to provide reliable and economic electric service to members' customers. Customers served by MAPP members may, therefore, benefit from the regional high voltage interconnections which are capable of transferring large blocks of energy between systems. Also, high voltage interconnections permit companies to engage in power transactions with each other.

   The Company traditionally experiences its peak system demand during the winter season. For the calendar year 1995, the Company established a new system peak demand of 594,350 kw on December 11, 1995. The highest previous sixty-minute peak demand was 589,239 kw on January 8, 1993. Taking into account additional capacity available to it in December 1995 under power purchase contracts (including short-term arrangements), as well as its own generating capacity, the Company's capability of then meeting system demand, including reserve requirements computed in accordance with accepted industry practice, amounted to 773,755 kw. In 1996 the Company expects moderate growth in peak demand as compared to 1995. The Company's additional capacity available under power purchase contracts (as described above), combined with the Company's generating capability and load management control capabilities, is expected to meet 1996 system demand, including industry reserve requirements.

Fuel Supply

   Coal is the principal fuel burned by the Company at its Big Stone, Coyote, and Hoot Lake generating plants. Hoot Lake has burned primarily western subbituminous coal since 1988, and Big Stone switched from North Dakota lignite to western subbituminous coal in August of 1995. The following table shows for 1995 the sources of energy used to generate the Company's net output of electricity:

                                           Net Kilowatt  % of Total
                                           Hours         Kilowatt
                                           Generated     Hours
        Sources                            (Thousands)   Generated

   Lignite Coal  . . . . . . . . . . . . . 2,011,566      70.0%
   Subbituminous Coal  . . . . . . . . . .   837,960      29.1
   Hydro . . . . . . . . . . . . . . . . .    25,474        .9
   Oil . . . . . . . . . . . . . . . . . .     1,219         -
                                           _________     _____
   Total . . . . . . . . . . . . . . .     2,876,219     100.0%

   The Company has a coal supply agreement with Westmoreland Resources, Inc. of Billings, Montana, for supply of subbituminous coal to Big Stone Plant from mid-1995 through 1999. The coal comes from the Absaloka Mine near Hardin, Montana. The Company replaced the Big Stone Plant's coal stockpile in 1995 with subbituminous coal from Kennecott Energy's Spring Creek Mine. Big Stone's long-term lignite supply contract with Knife River Coal Mining Company ended in 1995. The Company has purchase agreements for fixed quantities of subbituminous coal with Kennecott Energy as needed for Hoot Lake Plant. The lignite coal contract with Knife River Coal Mining Company for the Coyote Plant expires in 2016, with a 15-year renewal option subject to certain contingencies, and is expected to provide the plant's lignite coal requirements during the term of the contract. Knife River Coal Mining Company is an affiliate of Montana-Dakota Utilities Co., which is a co-owner of the Big Stone and Coyote Plants.

   In November 1995 three of the four co-owners of the Coyote generating plant filed a summons and complaint against Knife River Coal Mining Company and MDU Resources Group, Inc. The three co-owners contend that the 14-year-old pricing mechanism outlined in the original coal supply contract has been abandoned by all parties over the past 7 years and no longer results in fair, equitable, and competitive prices for the lignite coal used to generate electricity at the plant.

   It is the Company's practice to maintain minimum 30-day inventories (at full output) of coal at the Big Stone and Coyote Plants, and a 10-day inventory at the Hoot Lake Plant.

   The coal used at Big Stone Plant is transported in coal cars belonging to the plant owners. The Company has entered into an agreement to acquire new aluminum coal cars for transporting coal to the Big Stone Plant beginning in September of 1996. The Company has a new coal transportation agreement with Burlington Northern Railroad for transportation services to the Big Stone Plant. This contract began in 1995 and runs through 1999. The new coal and freight agreements resulted in significantly lower delivered coal prices at the Big Stone Plant which will be returned to the Company's retail customers through the Cost of Energy Adjustment clause.

   Transportation costs of coal to Hoot Lake Plant are governed by tariffs established pursuant to authority of the Interstate Commerce Commission. The Company has a subbituminous coal transportation agreement with Northern Coal Transportation Company effective January 1993 covering coal moved from Kennecott Energy's Spring Creek mine to the Hoot Lake Plant. That agreement was set to expire in January 1996, but is expected to be renewed for an additional three years.

   The Coyote Plant is a mine-mouth plant located in western North Dakota. There are no coal transportation costs, giving Coyote Plant the lowest delivered fuel costs as compared to other Company units.

   The average cost of coal consumed (including handling charges to the plant sites) in cents per million BTU for each of the three years 1995, 1994, and 1993, was .969 cents, 100.3 cents and 100.7 cents, respectively.

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

   The Company is permitted by the State of South Dakota to burn some alternative fuels, including tire and refuse derived fuel, at its Big Stone Plant. The quantity of alternative fuel burned during 1995, 2.3% of total fuel burned at the Big Stone Plant, and expected to be burned in 1996, is insignificant when compared to the coal consumption at the Big Stone Plant.

General Regulation

   Under the Minnesota Public Utilities Act, the Company is subject to the jurisdiction of the Minnesota Public Utilities Commission ("MPUC") with respect to rates, issuance of securities, depreciation rates, public utility services, construction of major utility facilities, establishment of exclusive assigned service areas, contracts and arrangements with subsidiaries and other affiliated interests, and other matters. The MPUC has the authority to assess the need for large energy facilities and to issue or deny certificates of need, after public hearings, within six months of an application to construct such a facility.

   The Minnesota Department of Public Service ("DPS") is responsible for investigating all matters subject to the jurisdiction of the DPS or the MPUC, and for the enforcement of MPUC orders. Among other things, the DPS is authorized to collect and analyze data on energy and the consumption of energy, develop recommendations as to energy policies for the Governor and the Legislature of Minnesota and evaluate policies governing the establishment of rates and prices for energy as related to energy conservation. The DPS acts as a state advocate in matters heard before the MPUC. The DPS also has the power to prepare and adopt regulations to conserve and allocate energy in the event of energy shortages and on a long-term basis.

   Under Minnesota law, every public utility that furnishes electric service must make annual investments and expenditures in energy conservation improvements, or make a contribution to the State's energy and conservation account, in an amount equal to at least 1.5% of its gross operating revenues from service provided in Minnesota. The DPS may require the Company to make investments and expenditures in energy conservation improvements whenever it finds that the improvement will result in energy savings at a total cost to the utility less than the cost to the utility to produce or purchase an equivalent amount of a new supply of energy. Such DPS orders are appealable to the MPUC. Investments made pursuant to such orders generally are recoverable costs in rate cases, even though ownership of the improvement may belong to the property owner rather than the utility. In 1995 the MPUC approved an automatic recovery mechanism which allows the Company to begin collecting from customers any conservation-related expenditures not included in base rates.

   The MPUC requires the submission of a 15-year advance integrated resource plan by jurisdictional utilities. The Company submitted its first plan in 1992, which was approved by the MPUC in 1993, and submitted its next plan in 1994, which was approved in 1995. The Minnesota legislature has enacted a statute that favors conservation over the addition of new resources. In addition it has mandated the use of renewable resources where new supplies are needed, unless the utility proves that a renewable energy facility is not in the public interest. It has effectively prohibited the building of new nuclear facilities. The environmental externality law requires the MPUC, to the extent practicable, to quantify the environmental costs of each type of generation, and to use such monetized values in evaluating resource plans.
The MPUC must disallow any nonrenewable rate base additions (whether within or without the state) or any rate recovery therefrom, and shall not approve any nonrenewable energy facility in an integrated resource plan, unless the utility proves that a renewable energy facility is not in the public interest. The state has prioritized the acceptability of new generation with wind and solar ranked first and coal and nuclear ranked fifth, the lowest ranking. Whether these state policies are preempted by federal law has not been determined.

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

   The Company is subject to the jurisdiction of the Public Service Commission of North Dakota with respect to rates, services, certain issuances of securities and other matters. The North Dakota Energy Conversion and Transmission Facility Siting Act grants the North Dakota Commission the authority to approve sites in North Dakota for large electric generating facilities and high voltage transmission lines. This Act is similar to the Minnesota Power Plant Siting Act described above and affects new electric power generating plants of 50,000 kw or more and new transmission lines of more than 115 kv. The Company is required to submit a ten-year plan to the North Dakota Commission annually.

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

Environmental Regulation

   Impact of Environmental Laws: The Company's existing generating plants are subject to stringent standards and regulations regarding, among other things, air, water and solid waste pollution, by agencies of the federal government and the respective states where the Company's plants are located. The Company estimates that it has expended in the five years ended December 31, 1995, approximately $8,900,000 for environmental control facilities (excluding allowance for funds used during construction). Included in the 1996-2000 construction budget are approximately $1,680,000 for environmental improvements for existing and new facilities, including $390,000 for 1996.

   Air Quality: Pursuant to the Federal Clean Air Act of 1970, the Clean Air Act Amendments of 1990 and other amendments thereto (collectively the "Act"), the United States Environmental Protection Agency ("EPA") has promulgated national primary and secondary standards for certain air pollutants.

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

   The Clean Air Act Amendments of 1990, in addressing acid deposition, will impose new requirements on power plants in an effort to reduce national emissions of sulfur dioxide ("SO2") and nitrogen oxide ("NOx").

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

   The phase one requirements do not apply to any of the Company's plants.
The phase two standards apply to the Company's plants in the year 2000. The Company believes that its current use of low sulfur coal at the Hoot Lake Plant and the dry scrubbers installed at the Coyote Plant will enable the facilities to comply with anticipated phase two limitations with regards to SO2. The Company has a new subbituminous coal contract for Big Stone Plant which runs through December 1999. The subbituminous coal replaced lignite, which had been used since inception of plant operation in 1975 as the primary fuel. The Company intends that the Big Stone Plant will maintain current levels of operation and meet phase two requirements by burning low sulfer subbituminous coal. The cost of subbituminous coal in 2000 and beyond may be higher than the current market price but would likely not adversely affect the Company's power plant operations.

   The national NOx emission reduction goals are to be achieved by imposing mandatory emissions standards on individual sources. The standards will not apply to the Company's plants until the year 2000. The NOx emissions regulations that were issued by the EPA in 1995 apply to phase one boilers of the same design as those used at the Company's Hoot Lake Plant units 2 and 3. The Act allows EPA to either retain the standard as it currently applies to phase one boilers or adopt more stringent standards for such phase two boilers by January 1, 1997. The Company has the option to either comply with the phase one standards beginning on January 1, 1997, under EPA's early opt-in provision, or comply with any revised standard for phase two units. If the Company elects the early opt-in provision, the Company would be governed by the standard until January 1, 2008. Subject to additional evaluation of the results of continuous emission monitoring which began at Hoot Lake in 1994, the Company anticipates that it will elect the early opt-in provision for Hoot Lake Plant unit 2 and may also do so for unit 3. The Company currently anticipates that the cost of complying with the limitations expected to be applicable to Hoot Lake Plant will not be material.

   On January 19, 1996, the EPA also proposed NOx emissions regulations that would be applicable to cyclone-fired boilers such as those used at Big Stone and Coyote. The Act requires the EPA to specify before January 1, 1997, the NOx limitations for cyclone boilers. If the regulations are adopted as proposed, modifications may be required at Big Stone by 2000 to satisfy the emission standards. Compliance costs will depend on the regulations that are ultimately adopted and the cost of available technologies.

   The Clean Air Act Amendments of 1990 contain a list of toxic air pollutants to be regulated. The list includes certain substances believed to be emitted by the Company's plants. The Act calls for EPA studies of the effects of emissions of the listed pollutants by electric utility steam generating plants. Because promulgation of rules by the EPA has not been completed, it is not possible to assess at this time whether, or to what extent, this legislation will ultimately impact the Company.

   Water Quality: The Federal Water Pollution Control Act Amendments of
1972, and amendments thereto, provide for, among other things, the imposition of effluent limitations to regulate discharges of pollutants, including thermal discharges, into the waters of the United States, and the EPA has established effluent guidelines for the steam electric power generating industry. Discharges must also comply with state water quality standards.

   The Company has all federal and state water permits presently necessary for the operation of its Big Stone Plant. A water discharge permit for the Hoot Lake Plant was renewed in 1992 for a five-year term. A permit for the Coyote Plant was renewed in 1993 also for a five-year term. The Company owns five small dams on the Otter Tail River which are subject to FERC licensing requirements. A license for all five dams was issued on December 5, 1991. Total nameplate rating of the five dams is 3,450 kw (net unit capability of 3,398 kw at December 31, 1995).

   Solid Waste: Permits for disposal of ash and other solid wastes have been issued for the Company's Big Stone and Coyote Plants. A renewal permit is pending for the Company's Hoot Lake Plant and the Company anticipates that it will obtain this renewal in due course. The EPA has promulgated various solid and hazardous waste regulations and guidelines pursuant to, among other laws, the Resource Conservation and Recovery Act of 1976, the Solid Waste Disposal Act Amendments of 1980, and the Hazardous and Solid Waste Amendments of 1984, which provide for, among other things, the comprehensive control of various solid and hazardous wastes from their generation to final disposal. The states of Minnesota, North Dakota and South Dakota have also adopted rules and regulations pertaining to solid and hazardous waste. The total impact on the Company of the various solid and hazardous waste statutes and regulations enacted by the Federal Government or the states of Minnesota, North Dakota and South Dakota is not certain at this time. To date the Company has incurred no significant costs as a result of these laws.

   In 1980 the United States enacted the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as the Federal Superfund law, and in 1986 reauthorized and amended the 1980 Act. In 1983 Minnesota adopted the Minnesota Environmental Response and Liability Act, commonly known as the Minnesota Superfund law. In 1988 South Dakota enacted the Regulated Substance Discharges Act, commonly called the South Dakota Superfund law. In 1989 North Dakota enacted the Environmental Emergency Cost Recovery Act. Among other requirements the federal and state acts establish environmental response funds to pay for remedial actions associated with the release or threatened release of certain regulated substances into the environment. These federal and state Superfund laws also establish liability for cleanup costs and damage to the environment resulting from such releases or threatened releases of regulated substances. The Minnesota Superfund law also creates liability for personal injury and economic loss under certain circumstances. The Company is unable to determine the total impact of the Superfund laws on its operations at this time but has not incurred any significant costs to date related to these laws.

   The Federal Toxic Substances Control Act of 1976 regulates, among other things, polychlorinated byphenyls ("PCBs"). The EPA has enacted regulations concerning the use, storage and disposal of PCBs. The Company completed a program for removal of all PCB-filled transformers and capacitors by the end of 1987 and received Certificates of Disposal in 1989. The Company completed removal of PCB-contaminated mineral oil dielectric fluid from all substation transformers in 1991 and continues to remove such oil from voltage regulators as well as other electrical equipment.

   Health Effects of Electric and Magnetic Fields: Although research conducted to date has found no conclusive evidence that electric and magnetic fields affect health, a few studies have suggested a possible connection with cancer. The utility industry is funding studies. The ultimate impact, if any, of this issue on the Company and the utility industry is impossible to predict.

Franchises

   At December 31, 1995, the Company had franchises in all of the 371 incorporated municipalities which it serves. All franchises are nonexclusive and generally were obtained for 20-year terms, with varying expiration dates. No franchises are required to serve unincorporated communities in any of the three states which the Company serves. The Company believes that the situation with regard to its franchises is satisfactory.

                       HEALTH SERVICES OPERATIONS

General

   Health Services Operations consists of businesses acquired beginning in 1993 involved in the sale, service, rental, refurbishing and operation of medical imaging equipment and the sale of related supplies and accessories to various medical institutions primarily in the Midwest United States. The Company derived 15% of its consolidated operating revenues from this segment in 1995, 16% in 1994, and 12% in 1993.

   Subsidiaries comprising Health Services Operations include the following:

   Diagnostic Medical Systems, Inc. ("DMS"), located in Fargo, ND, sells, services and refurbishes diagnostic medical imaging equipment manufactured primarily by Philips Medical Systems ("Philips"), including fluoroscopic, radiographic and mammography equipment, along with ultrasound, computerized tomography ("CT") scanners, magnetic resonance imaging ("MRI") scanners, cardiac cath labs, and radiation therapy equipment for the treatment of cancer. In 1994 DMS entered into a five-year dealer agreement with Philips, which can be terminated by Philips upon eighteen months notice and certain other circumstances. DMS is also a supplier for Kodak, DuPont, and Fuji in the medical film and accessory business. DMS markets mainly to hospitals, clinics and mobile service companies in North Dakota, South Dakota, Minnesota, Montana and Wyoming. Almost 80% of the hospitals served by DMS have 50 or fewer beds. DMS also offers, through its subsidiaries, mobile CT and MRI service in the Upper Midwest and Central United States.

   Mobile Imaging, Inc., located in Fargo, ND, is engaged primarily in providing mobile CT and MRI services in the Upper Midwest, and also provides interim scanner rental service on a national basis.

   Imaging Plus, Inc., located in Fargo, ND, provides management, marketing and administrative services for diagnostic medical imaging companies, including Mobile Imaging, Inc. and a subsidiary of DMS.

   Combined, the Health Service subsidiaries cover the three basics of the medical imaging industry: (1) operating technologists who do the imaging of patients of hospitals and clinics; (2) the equipment function that researches, buys, sells, owns, rents, refurbishes and maintains the imaging machines; and
(3) central office specialists who provide scheduling, billing and administrative support.

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

                       MANUFACTURING OPERATIONS

General

   Manufacturing Operations consists of businesses involved in the production of agricultural equipment, plastic pipe extrusion, and metal parts stamping and fabrication. Initial acquisitions of businesses in this sector were made in 1990. Two additional companies were acquired in 1995, one in January and the other in October. The Company derived 12% of its consolidated operating revenues from this segment in 1995, 5% in 1994, and 3% in 1993.

   The following is a brief description of each of these businesses:

   Precision Machine of North Dakota, Inc., located in West Fargo, ND, uses computer numerically controlled lathes and milling machines to produce parts for manufacturers.

   Dakota Machine, Inc., located in West Fargo, ND, is primarily engaged in metal fabrication of large machines that handle and refine sugar beets. Dakota Engineering, Inc., a subsidiary of Dakota Machine, Inc., was formed in 1995 and is engaged in design engineering and construction management, primarily in the sugar industry.

   Glendale Machining, Inc., located in Pelican Rapids, MN, uses computer numerically controlled lathes and milling machines to produce parts for manufacturers.

   BTD Manufacturing, Inc. ("BTD"), located in Detroit Lakes, MN, is a metal stamping and tool and die manufacturer. BTD stamps, machines, and assembles metal parts according to manufacturers' specifications.

   Northern Pipe Products, Inc., located in Fargo, ND, manufactures poly-vinyl-chloride (PVC) pipe for municipal, rural water, irrigation and other uses in a sixteen-state area.

   Each of the subsidiaries described above under Health Services and Manufacturing Operations are owned by Mid-States Development, Inc., which is a wholly-owned subsidiary of Minnesota Dakota Generating Company ("MDG"). MDG is a wholly-owned subsidiary of the Company.

                        OTHER BUSINESS OPERATIONS
General

   The Company's Other Business Operations consists of businesses that are diversified in such areas as electrical and telephone contracting, radio broadcasting, waste incinerating, and telephone/cable TV utility. The Company derived 11% of its consolidated operating revenues from these diversified businesses during 1995, 10% in 1994, and 12% during 1993.

   The following is a brief description of each of these businesses:

   Moorhead Electric, Inc., located in Moorhead, MN, provides commercial and industrial wiring of large buildings, constructs and maintains telecommunications and power distribution systems, and installs computer network cable.

   Aerial Contractors, Inc., located in West Fargo, ND, constructs and maintains overhead and underground electric, telecommunications, and cable television lines.

   KFGO, Inc., located in Fargo, ND, operates an AM and FM commercial radio station.

   Western Minnesota Broadcasting Company, located in Morris, MN, operates an AM and FM commercial radio station.

   Quadrant Co. ("Quadrant") operates a municipal waste burning facility located in Perham, MN. Pursuant to agreements which will expire in September 1996, Quadrant receives a processing fee from five Minnesota counties for disposal of mixed waste. Under agreements (which expired in June 1995 and have been extended) with two industrial customers, Quadrant sells the steam generated from the incineration process. The Company has invested approximately $3.65 million in plant and equipment in Quadrant. Quadrant represented approximately $2.7 million in sales for 1995 and an insignificant contribution to consolidated operating income for the Company. Long-term extensions of the above contracts will be necessary to provide for recovery of the amount the Company has invested in Quadrant. See "Environmental Regulation" below.

   Midwest Information Systems, Inc.("MIS"), headquartered in Parkers Prairie, MN, owns two operating telephone companies serving over 4,000 customers and a cable television company serving approximately 600 customers. MIS is also involved in long-distance transport, fiber-optic transmission facilities, and the sale of direct broadcast satellite television programming and equipment.

   With the exception of Quadrant, which was founded by the Company in 1985, each of these businesses was acquired by the Company since 1989. Quadrant is a wholly-owned subsidiary of MDG, which in turn is a wholly-owned subsidiary of the Company. MIS is a wholly-owned subsidiary of North Central Utilities, Inc., a subsidiary of MDG formed for the purpose of acquiring utility companies. Each of the other subsidiaries described above are owned by Mid-States Development, Inc., which is also a wholly-owned subsidiary of MDG.

   Each of the businesses in Other Business Operations is subject to competition, as well as the effects of general economic conditions, in their respective industries.

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

Environmental Regulation

   In recent years, facilities such as Quadrant that burn municipal solid waste have been subjected to increasing state and federal environmental regulation. The Minnesota Pollution Control Agency promulgated rules relating to ash in 1993 and air emissions in 1994. The EPA has proposed air emission regulations which, if adopted as proposed, will defer to state regulations. Quadrant currently is operating under an expired air emission permit with the permission of the Minnesota Pollution Control Agency and submitted its application for a new air emission permit in April of 1995. Historically the terms of Quadrant's contacts with customers have enabled Quadrant to pass on to its customers much of the cost of environmental compliance. The increasing cost of environmental compliance may adversely affect Quadrant's ability to successfully negotiate the renewal of the contracts discussed above.

                    CONSTRUCTION PROGRAM & FINANCING

   The Company is continually expanding, replacing and improving its electric utility facilities. During 1995 the Company invested approximately $28,327,000 (including allowance for funds used during construction) for additions to its electric utility properties. During the five years ended December 31, 1995, the Company had gross electric property additions, including construction work in progress, of approximately $123,674,000 and gross retirements of approximately $30,260,000. During 1995 capital expenditures of approximately $4,000,000 were also made in both Health Services and Manufacturing, and $2,000,000 in Other Business Operations.

   Total capital expenditures for the Company and its subsidiaries during the five-year period 1996-2000 are estimated to be approximately $171,000,000. Of this $14,000,000 is for Health Services Operations, $9,000,000 for Manufacturing, and $7,000,000 for Other Business Operations. The Company estimates that during the five years 1996 through 2000 it will invest for electric utility construction approximately $141,000,000 (including allowance for funds used during construction). The Company continously reviews options for increasing its generating capacity, but at this time has no firm plans for additional base load generating plant construction. The majority of electric utility expenditures for the five-year period 1996 through 2000 will be for work related to the Company's transmission and distribution system.

   The Company estimates that funds internally generated, combined with funds on hand will be sufficient to meet all sinking fund payments for First Mortgage Bonds in the next five years and to provide for the majority of its 1996-2000 construction program expenditures. Additional short-term or long-term financing will be required in the period 1996-2000 in connection with a portion of the Company's construction program, maturity of First Mortgage Bonds and a Long-Term Lease Obligation ($21,000,000), in the event the Company decides to refund or retire early any of its presently outstanding debt or Cumulative Preferred Shares, or for other corporate purposes.

   The foregoing estimates of capital expenditures and funds internally generated may be subject to substantial changes due to unforeseen factors, such as changed economic conditions, competitive conditions, technological changes, new environmental and other governmental regulations, tax law changes, and rate regulation.

   As of December 31, 1995, the Company had unutilized net fundable property available for the issuance of more than $30,000,000 principal amount of additional First Mortgage Bonds and also was entitled to issue in excess of $102,000,000 principal amount of additional Bonds on the basis of Bonds theretofore retired.

   The Company's operating subsidiaries are responsible for obtaining their own financing after the Company's initial equity investment and have developed financing arrangements with various banks. The Company does not intend to make or guarantee loans to its subsidiaries, lend any subsidiary money or cosign on any of their borrowing.

   The Company has access to short-term borrowing resources. As of December 31, 1995, the Company and subsidiaries had unused credit lines totaling $42,600,000. The Company had no short-term borrowings as of December 31, 1995. However, the subsidiary companies had $7,200,000 of credit lines in use at December 31, 1995, a portion classified as current maturities and a portion classified as long-term debt depending on the terms and nature of use.

                                EMPLOYEES

   The Company and its subsidiaries had approximately 1,552 full-time employees at December 31, 1995. A total of 476 employees are represented by local unions of the International Brotherhood of Electrical Workers, of which 432 are employees of the Electrical Operations segment and are covered by a three-year labor contract expiring November 1, 1996. The Company has never experienced any strike, work stoppage, or strike vote, and regards its present relations with employees as very good.

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

   Located near Fergus Falls, Minnesota, the Hoot Lake Plant is comprised of three separate generating units with a combined rating of 127,000 kw. The oldest Hoot Lake Plant generating unit was constructed in 1948 (7,500 kw nameplate rating) and a subsequent unit was added in 1959 (53,500 kw nameplate rating). A third unit was added in 1964 (66,000 kw nameplate rating) and later modified during 1988 to provide cycling capability, allowing this unit to be more efficiently brought on-line from a standby mode.

   At December 31, 1995, the Company's transmission facilities, which are interconnected with lines of other public utilities, consisted of 48 miles of 345 kv lines; 363 miles of 230 kv lines; 567 miles of 115 kv lines; and 4,270 miles of lower voltage lines, principally 41.6 kv. The Company owns the uprated portion of the 48 miles of the 345 kv line, with Minnkota Power Cooperative retaining title to the original 230 kv construction.

   All of the Company's electric utility properties, with minor exceptions, are subject to the lien of the Company's Indenture of Mortgage dated July 1, 1936, as amended and supplemented, securing its First Mortgage Bonds.

Item 3.  LEGAL PROCEEDINGS

   Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the three months ended December 31, 1995.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 1, 1996)

     Set forth below is a summary of the principal occupations and business experience during the past five years of executive officers of the Company:

                       DATES ELECTED
NAME AND AGE             TO OFFICE    PRESENT POSITION AND BUSINESS EXPERIENCE
John C. MacFarlane (56)     4/8/91    Present:  Chairman, President and Chief
                                        Executive Officer
                            Prior to
                            4/8/91    President and Chief Executive Officer

Andrew E. Anderson (56)     4/10/95   Present:  Vice President, Finance
                            Prior to
                            4/10/95   Controller

Marlowe E. Johnson (51)     4/12/93   Present:  Vice President, Customer
                                        Service, North Dakota
                            Prior to
                            4/12/93   Division Manager, Jamestown

Douglas L. Kjellerup (54)   4/12/93   Present:  Vice President, Marketing and
                                        Development
                            4/8/91    Vice President, Planning and Development
                            Prior to
                            4/8/91    Director, Strategic Planning and
                                        Productivity

LeRoy S. Larson (50)        4/12/93   Present:  Vice President,
                                        Customer Service,
                                        Minnesota and South Dakota
                            4/13/92   Vice President, Division
                                        Operations, Minnesota and South
                                        Dakota
                            Prior to
                            4/13/92   Division Manager, Morris

Richard W. Muehlhausen (57) 1/1/78    Present:  Vice President,
                                        Corporate Services

Jay D. Myster (57)          4/12/82   Present:  Vice President, Governmental
                                        and Legal, and Corporate Secretary

Rodney C.H. Scheel (46)     4/10/95   Present:  Vice President, Electrical
                            Prior to
                            4/10/95   Director, Information Services

Ward L. Uggerud (46)        4/10/89   Present:  Vice President, Operations

Jeffrey J. Legge(39)        4/10/95   Present:  Controller
                            Prior to
                            4/10/95   Manager, Tax Department
                            Prior to
                            5/1/91    Manager, General Accounting

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

                                 PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The information required by this Item is incorporated by reference to "Dividends" on Page 48, to the first sentence under "Buying and selling" on Page 48, to "Selected consolidated financial data" on Page 23 and to "Quarterly information" on Page 45, of the Company's 1995 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 6.   SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to "Selected consolidated financial data" on Page 23 of the Company's 1995 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to "Management's discussion and analysis of financial condition and results of operations" on Pages 24 through 31 of the Company's 1995 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to "Quarterly information" on Page 45 and the Company's audited financial statements on Pages 32 through 45 of the Company's 1995 Annual Report to Shareholders excluding "Report of Management" on Page 32, filed as an Exhibit hereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference from the information under "Nominees for Election as Directors" in the Company's definitive Proxy Statement dated March 8, 1996. The information regarding executive officers is set forth in Item 4A hereto.

Item 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the information under "Summary Compensation Table", "Pension and Supplemental Retirement Plans", "Severance Agreements", and "Directors' Compensation" in the Company's definitive Proxy Statement dated March 8, 1996.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the information under "Outstanding Voting Shares" and "Security Ownership of Management" in the Company's definitive Proxy Statement dated March 8, 1996.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the information under "Nominees for Election as Directors" in the Company's definitive Proxy Statement dated March 8, 1996.

                                PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  List of documents filed:

          (1)  and (2)  See Table of Contents on Page 22 hereof.

          (3)  See Exhibit Index on Pages 23 through 31 hereof.

               Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Company are not filed, and in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K have been filed during the quarter ended December 31, 1995.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OTTER TAIL POWER COMPANY


                                        By  /s/ A. E. Anderson
                                             A. E. Anderson
                                             Vice President, Finance

                                   Dated:  March 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title

John C. MacFarlane                      )
  Chairman, President and               )
  Chief Executive Officer               )
  (principal executive officer)         )
  and Director                          )
                                        )
A. E. Anderson                          )
  Vice President, Finance               )
  (principal financial officer)         )
                                        )
Jeffrey J. Legge                        )
 Controller                             )   By   /s/ A. E. Anderson
 (principal accounting officer)         )         A. E. Anderson
                                        )  Pro Se and Attorney-in-Fact
                                        )     Dated March 27, 1996
Thomas M. Brown, Director               )
                                        )
Dayle Dietz, Director                   )
                                        )
Dennis R. Emmen, Director               )
                                        )
Maynard D. Helgaas, Director            )
                                        )
Arvid R. Liebe, Director                )
                                        )
Kenneth L. Nelson, Director             )
                                        )
Nathan I. Partain, Director             )
                                        )
Robert N. Spolum, Director              )

                        OTTER TAIL POWER COMPANY

                           TABLE OF CONTENTS

FINANCIAL STATEMENTS, SUPPLEMENTARY FINANCIAL DATA, SUPPLEMENTAL FINANCIAL
  SCHEDULES INCLUDED IN ANNUAL REPORT (FORM 10-K) FOR THE YEAR ENDED
                           DECEMBER 31, 1995

The following items are included in this annual report by reference to the registrant's Annual Report to Shareholders for the year ended December 31, 1995:
                                                          Page in
                                                           Annual
                                                          Report to
                                                          Shareholders
Financial Statements:

   Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . .33

   Consolidated Balance Sheets, December 31, 1995 and 1994 . . . . . 32 & 33

   Consolidated Statements of Income for the Three Years
   Ended December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . .34

   Consolidated Statements of Retained Earnings for the
   Three Years Ended December 31, 1995 . . . . . . . . . . . . . . . . . .34

   Consolidated Statements of Cash Flows for the Three Years
   Ended December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . .35

   Consolidated Statements of Capitalization, December 31, 1995
   and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .36

   Notes to Consolidated Financial Statements. . . . . . . . . . . . . 37-45

Selected Consolidated Financial Data for the Five Years
   Ended December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . .  23

Quarterly Data for the Two Years Ended
   December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .45

Schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes thereto.

                         Exhibit Index
                               to
                         Annual Report
                          on Form 10-K
                For Year Ended December 31, 1995

           Previously Filed
                           As
                         Exhibit
       File No.            No.
3-A    10-K for year     3-A       --Restated Articles of
       ended 12/31/94              Incorporation, as amended
                                   (including resolutions
                                   creating outstanding series
                                   of Cumulative Preferred
                                   Shares).

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

10-F-5 10-K for year     10-F-5    --Amendment I to Letter of
       ended 12/31/92              Intent dated May 8, 1984, for
                                   purchase of share of Big Stone
                                   Plant.

10-G   10-Q for quarter  10-A      --Big Stone Plant Coal Agrmnt
       ended 9/30/94               by and between the Company,
                                   Montana-Dakota Utilities Co.,
                                   Northwestern Public Service
                                   Company, and Westmoreland
                                   Resources, Inc. (dated as of
                                   June 30, 1994).

10-G-1 10-Q for quarter  10-B      --Big Stone Coal Transp.
       ended 9/30/94               Agreement by and between the
                                   Company, Montana-Dakota
                                   Utilities, Northwestern Public
                                   Service Co., and Burlington
                                   Northern Railroad Company
                                   (dated as of July 18, 1994).

10-G-2                             --Amendment No. 1, dated as of
                                   December 27, 1995, to Big
                                   Stone Coal Transportation
                                   Agreement (dated as of
                                   July 18, 1994).*

10-G-3 10-Q for quarter  19-D      --Big Stone Plant Tire Derived
       ended 6/30/93               Fuel Agreement by and between
                                   the Company and BFI Tire
                                   Recyclers of Minnesota (dated
                                   as of November 2, 1992).

10-G-4 10-Q for quarter  19-E      --Big Stone Plant Tire Derived
       ended 6/30/93               Fuel Agreement by and between
                                   the Company and National Tire
                                   Services (dated as of November
                                   2, 1992).

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

10-I-4 10-Q for quarter  19-A      --Sixth Amendment, dated as of
       ended 6/30/93               February 17, 1993, to Coyote
                                   Plant Coal Agreement.

10-J-1 10-K for year     10-J-1    --Mid-Continent Area Power
       ended 12/31/92              Pool Agreement dated March 31,
                                   1972 (amended through May 1,
                                   1985).

10-J-2 2-66914           5-J-1     --Memorandum of Understanding
                                   between Mid-Continent Area
                                   Power Pool Parties (dated
                                   as of December 1979).

10-K   10-K for year     10-K      --Diversity Exchange Agreement
       ended 12/31/91              by and between the Company
                                   and Northern States Power
                                   Company, (dated as of May 21,
                                   1985) and amendment thereto
                                   (dated as of August 12, 1985).

10-K-1 10-Q for quarter  10        --Purchased Power and
       ended 6/30/94               Interconnection Agreement
                                   between the Company and
                                   Potlatch Corporation dated
                                   as of June 8, 1994.

10-K-2 10-K for year     10-K-4    --Capacity & Energy Agreement
       ended 12/31/94              by and between the Company
                                   and Minnkota Power Coop.
                                   Inc. dated as of May 27, 1994.

10-K-3 10-K for year     10-K-5    --Interchange Agreement by and
       ended 12/31/92              between the Company and
                                   Wisconsin Power and Light
                                   Company dated as of February
                                   21, 1992.

10-K-4 10-K for year     10-K-6    --Interchange Agreement by and
       ended 12/31/92              between the Company and
                                   Wisconsin Electric Power Co.
                                   dated as of June 26, 1992.

10-K-5 10-Q for quarter  19-B      --Interchange Agreement by and
       ended 6/30/93               between the Company and
                                   Wisconsin Public Service
                                   Corp dated as of January
                                   20, 1993.

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

10-M-2 10-K for year     10-M-2    --First Amendment dated as of
       ended 12/31/89              August 14, 1985, to Hoot
                                   Lake Plant Coal Agreement.

10-M-3 10-K for year     10-M-10   --Hoot Lake Coal Transp.
       ended 12/31/92              Agreement dated January 15,
                                   1993 by and between the
                                   Company and Northern Coal
                                   Transportation Co.

10-M-4 10-Q for quarter  19-C      --First Amendment dated as of
       ended 6/30/93               January 20, 1993 to Hoot Lake
                                   Coal Transportation Agreement
                                   dated January 15, 1993.

10-N-1 10-K for year     10-N      --Deferred Compensation Plan
       ended 12/31/91              for Directors, dated
                                   April 9, 1984.**

10-N-2 10-K for year     10-N-2    --Executive Survivor and Sup-
       ended 12/31/94              plemental Retirement Plan,
                                   as amended.**

10-N-3 10-K for year     10-P      --Form of Severance Agrmnt.**
       ended 12/31/92

10-N-4 10-K for year     10-N-5    --Nonqualified Profit Sharing
       ended 12/31/93              Plan.**

10-N-5 10-K for year     10-N-6    --Nonqualified Retirement
       ended 12/31/93              Savings Plan.**

10-O   10-K for year     10-O      --Dealer Agreement by and
       ended 12/31/93              between DMS and Philips
                                   Medical Systems North
                                   America Company dated
                                   January 18, 1994.

13-A                               --Portions of 1995 Annual
                                   Report to Shareholders
                                   incorporated by reference
                                   in this Form 10-K.

21-A                               --Subsidiaries of Registrant

23-A                               --Independent Auditors'
                                   Consent.

24-A                               --Powers of Attorney.

27                                 --Financial Data Schedule.

------------
*Confidential information has been omitted from such Exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

** Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.