Form 10-Q
period 1996-03-31
OTTER TAIL POWER CO
filed 1996-05-13
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended          MARCH 31, 1996
                                  OR
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

       May 1, 1996 - 11,180,136  Common Shares ($5 par value)


                          OTTER TAIL POWER COMPANY
                                    INDEX



Part I. Financial Information                                    Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets - March 31, 1996
        (Unaudited) and December 31, 1995                          2 & 3

        Consolidated Statements of Income - Three
        Months Ended March 31, 1996 and 1995
        (Unaudited)                                                    4

        Consolidated Statements of Cash Flows -
        Three Months Ended March 31,1996 and 1995
        (Unaudited)                                                    5

        Notes to Consolidated Financial Statements
        (Unaudited)                                                    6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     7, 8 & 9



Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                               9


Signatures                                                             9


                          Part I.  Financial Information

Item 1. Financial Statements

                             Otter Tail Power Company
                           Consolidated Balance Sheets

                                     -Assets-

                                                     March 31,        December 31,
                                                        1996              1995
                                                    (Unaudited)
                                                         (Thousands of dollars)
Plant:
Electric plant in service                              $716,908          $715,305
Subsidiary companies                                     56,967            54,266
                                                       ________          ________
       Total                                            773,875           769,571
Less accumulated depreciation and amortization          315,014           308,174
                                                       ________          ________
                                                        458,861           461,397
Construction work in progress                            20,345            16,285
                                                       ________          ________
       Net plant                                        479,206           477,682
                                                       ________          ________

Investments                                              16,250            12,716
                                                       ________          ________
Intangibles -- net                                       18,570            18,902
                                                       ________          ________
Other assets                                              7,647             7,732
                                                       ________          ________

Current assets:
Cash and cash equivalents                                 4,769             1,867
Temporary cash investments                                1,106             2,208
Accounts receivable:
   Trade - net                                           34,706            31,184
   Other                                                  5,453             8,276
Materials and supplies:
   Fuel                                                   3,232             3,322
   Inventory, materials and operating supplies           19,024            19,408
Deferred income taxes                                     3,913             3,754
Accrued utility revenues                                  4,167             4,328
Other                                                     7,332             4,427
                                                       ________          ________
       Total current assets                              83,702            78,774
                                                       ________          ________

Deferred debits:
Unamortized debt expense and reacquisition premiums       4,562             4,687
Regulatory assets                                         5,655             5,727
Other                                                     1,852             2,976
                                                       ________          ________
       Total deferred debits                             12,069            13,390
                                                       ________          ________

       Total                                           $617,444          $609,196
                                                       ========          ========

            See accompanying notes to consolidated financial statements



                                 Otter Tail Power Company
                               Consolidated Balance Sheets

                                      -Liabilities-

                                                     March 31,        December 31,
                                                        1996              1995
                                                    (Unaudited)
                                                         (Thousands of dollars)
Capitalization
Common shares, par value $5 per share - authorized
  25,000,000 shares; outstanding 1996 and 1995,
  11,180,136 shares                                     $55,901           $55,901
Premium on common shares                                 30,335            30,335
Retained earnings                                       102,418            98,006
                                                       ________          ________
       Total                                            188,654           184,242

Cumulative preferred shares - authorized 1,500,000
  shares without par value; outstanding 1996
  and 1995, 388,311 shares:
       Subject to mandatory redemption                   18,000            18,000
       Other                                             20,831            20,831

Cumulative preference shares - authorized 1,000,000
  shares without par value;  outstanding - none              --                --

Long-term debt                                          170,428           168,261
                                                       ________          ________
       Total capitalization                             397,913           391,334
                                                       ________          ________

Current liabilities
Short-term debt                                              --                --
Sinking fund requirements and current maturities         19,643            13,733
Accounts payable                                         20,128            27,828
Accrued salaries and wages                                2,689             3,703
Federal and state income taxes accrued                    6,430               393
Other taxes accrued                                      12,030            11,356
Interest accrued                                          1,861             3,509
Other                                                     6,699             6,752
                                                       ________          ________
       Total current liabilities                         69,480            67,274
                                                       ________          ________

Noncurrent liabilities                                   13,912            13,498
                                                       ________          ________

Deferred credits
Accumulated deferred income taxes                        99,088            99,398
Accumulated deferred investment tax credit               20,700            20,994
Regulatory liabilities                                   14,309            14,500
Other                                                     2,042             2,198
                                                       ________          ________
       Total deferred credits                           136,139           137,090
                                                       ________          ________
       Total                                           $617,444          $609,196
                                                       ========          ========

             See accompanying notes to consolidated financial statements


                                Otter Tail Power Company
                            Consolidated Statements of Income
                                       (Unaudited)

                                                            Three months ended
                                                                 March 31
                                                          1996               1995
                                                           (Thousands of dollars)
Operating revenues
Electric                                                 $57,031            $55,726
Health services                                           10,015             15,108
Manufacturing                                             14,350              7,810
Other business operations                                  6,994              5,319
                                                        ________           ________
              Total operating revenues                    88,390             83,963

Operating expenses
Production fuel                                            8,592              9,212
Purchased power                                            7,107              7,780
Electric operation expenses                               13,306             12,307
Electric maintenance                                       3,295              2,954
Cost of goods sold                                        21,662             17,560
Other nonelectric expenses                                 7,097              7,451
Depreciation and amortization                              5,561              5,421
Property taxes                                             2,938              3,056
Income taxes                                               5,853              5,624
                                                        ________           ________
              Total operating expenses                    75,411             71,365
                                                        ________           ________
Operating income                                          12,979             12,598

Allowance for equity (other) funds used
   during construction                                        62                  2
Other income and deductions
   and applicable taxes                                      682               (201)
                                                        ________           ________
Income before interest charges                            13,723             12,399

Interest charges                                           3,764              3,734
Allowance for borrowed funds used
   during construction - credit                              (73)               (42)
                                                        ________           ________
Net income                                                10,032              8,707

Preferred dividend requirements                              590                589
                                                        ________           ________
Earnings available for common shares                      $9,442             $8,118
                                                        ========           ========
Earnings per average common share                          $0.84              $0.73
                                                        ========           ========

Average number of common shares outstanding           11,180,136         11,180,136

Dividends per common share                                 $0.45              $0.44

            See accompanying notes to consolidated financial statements


                                     Otter Tail Power Company
                              Consolidated Statements of Cash Flows
                                           (Unaudited)


                                                                        Three months ended
                                                                             March 31,
                                                                          1996       1995

                                                                      (Thousands of dollars)
Cash flows from operating activities:
Net income                                                              $10,032      $8,707
    Adjustments to reconcile net income to net cash
       Provided by operating activities:
        Depreciation and amortization                                     7,583       7,020
        Deferred investment tax credit - net                               (294)       (294)
        Deferred income taxes                                              (898)        232
        Change in deferred debits and other assets                        1,662       1,850
        Change in noncurrent liabilities and deferred credits               248       1,966
        Allowance for equity (other) funds used during construction         (62)         (2)
        Loss on disposal of noncurrent assets                                11         713
    Cash provided by (used for) current assets & current liabilities:
        Change in receivables, materials and supplies                       420      (1,605)
        Change in other current assets                                   (2,288)         57
        Change in payables and other current liabilities                 (6,283)     (2,835)
        Change in interest and income taxes payable                       4,389       1,988
                                                                       ________    ________
            Net cash provided by operating activities                    14,520      17,797

Cash flows from investing activities:
        Gross capital expenditures                                      (11,812)     (8,058)
        Proceeds from disposal of noncurrent assets                       1,229       1,560
        Purchase of businesses, net of cash acquired                       (221)     (1,634)
        Change in temporary cash investments                              1,102          35
        Change in marketable securities and other investments            (4,070)     (2,401)
                                                                       ________    ________
            Net cash used in investing activities                       (13,772)    (10,498)

Cash flows from financing activities:
        Change in short-term debt - net                                     --       (1,950)
        Proceeds from issuance of long-term debt                         24,572       4,570
        Payments for retirement of long-term debt                       (16,797)     (3,895)
        Dividends paid                                                   (5,621)     (5,509)
                                                                       ________    ________
            Net cash provided by (used in) financing activities           2,154      (6,784)

Net change in cash and cash equivalents                                   2,902         515

Cash and cash equivalents at beginning of year                            1,867       1,852
                                                                       ________    ________

Cash and cash equivalents at March 31                                    $4,769      $2,367
                                                                       ========    ========
Supplemental cash flow information
  Cash paid for interest and income taxes:
    Interest                                                             $5,217      $5,169
    Income taxes                                                           $749      $1,182

              See accompanying notes to consolidated financial statements



                          OTTER TAIL POWER COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

The Company, in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for the periods. The financial statements for 1996 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1995, 1994, and 1993 included in the Company's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, the earnings for the three-month period ended March 31, 1996, should not be taken as an indication of earnings for all or any part of the balance of the year.

On February 1, 1996 a subsidiary of the Company acquired a Montana-based supplier of X-ray supplies and accessories. On April 1, 1996 a Company subsidiary closed on the purchase of a mobile medical diagnostic services company located in Bemidji, Minnesota. As of May 1, 1996 FCC approval of the acquisition of three radio stations in the Fargo, ND--Moorhead, MN market by a Company subsidiary was still pending. The completed and pending acquisitions will be accounted for under the purchase method of accounting.

Quadrant Co. continues to serve its two industrial steam customers under agreements which can be terminated by either party to each agreement upon one year's prior written notice and thirty days notice, respectively. Quadrant also continues to burn municipal solid waste for five Minnesota counties under contracts which expire in September of 1996. Quadrant is in the process of negotiating new steam service and waste incineration contracts with these customers. As of May 1, 1996 new pollution rules for Minnesota municipal waste incinerators had not been published.


Forward Looking Information - Safe Harbor Statement
Under the Private Securities Litigation Reform Act of 1995

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company has filed cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Factors that might cause such differences include, but are not limited to, the factors discussed under "Factors affecting future earnings" on pages 29-31 of the Company's 1995 Annual Report to Shareholders, which is incorporated by reference in the Company's Form 10-K for the fiscal year ended December 31, 1995. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission.


Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Position

Cash provided by operating activities of $14,520,000 as shown on the Consolidated Statement of Cash Flows for the three months ended March 31, 1996, combined with funds on hand of $4,075,000 at December 31, 1995, allowed the Company to finance its construction program, pay dividends, and invest in an additional nonutility business. At March 31, 1996, the Company had $38,339,000 available in unused lines of credit which could be used to supplement cash needs. The Company estimates that funds internally generated, combined with funds on hand, will be sufficient to meet all sinking fund payments for First Mortgage Bonds in the next five years and to provide for the majority of its 1996-2000 construction program expenditures.

Additional short-term or long-term financing will be required in the period 1996-2000 in connection with a portion of the Company's construction program, the maturity of First Mortgage Bonds and a Long-Term Lease Obligation ($21,000,000), in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, or for other corporate purposes. Proceeds from the issuance of long-term debt net of payments for the retirement of long-term debt of $7,775,000, for the three months ended March 31, 1996, were used to finance equipment purchases at the Company's medical and manufacturing subsidiaries and also reflect increases in subsidiary credit line balances required to meet first quarter operating needs due to seasonal fluctuations in cash flows.

The increase in construction work in progress is due to new construction and capital expenditures in all electric utility plant areas: production, transmission, distribution, and general. The net increase in cash, cash equivalents and temporary cash investments along with the increase in investments reflects the accumulation of funds and securities to be used in acquisitions pending on March 31, 1996.

The increase in trade receivables is the result of increased electric sales by the utility due to colder than normal weather in March of 1996 as compared to December of 1995, and increased sales at the company's manufacturing subsidiaries. The decrease in other receivables is due to the timing of payments received from the Company's Big Stone Plant partners.
The increase in other current assets reflects production and material costs incurred on construction and manufacturing jobs ahead of allowable billing schedules. The decrease in other deferred debits reflects increased allocation of deferred overhead costs to electric construction activity in the first quarter of 1996.

The increase in sinking fund requirements and current maturities reflects financing of equipment purchases at the Company's medical and manufacturing subsidiaries along with increases in subsidiary credit line balances to meet first quarter operating needs. Accounts payable decreased due to a normal seasonal decline at the electric utility and payment for the medical equipment delivered in December 1995. Accrued salaries and wages decreased as a result of payment of 1995 accrued employee incentives. The increase in federal and state income taxes accrued resulted from the timing of first quarter estimated tax payments which are not due until April. The reduction in interest accrued was caused by the timing of bond interest payments, the majority of which are due in the first and third quarters.


Material Changes in Results of Operations

The 2.3% increase in electric operating revenues for the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, was due to a 5.7% increase in retail sales offset by a 29% decrease in noncontractual power pool sales. Retail sales increased because of colder weather in 1996. Noncontractual power pool sales decreased because the Company had less energy to market due to the colder weather and its obligation to meet the needs of its retail customers. Lower plant availability in 1996 related to a scheduled outage for repairs at Hoot Lake Unit 3 in February and March also contributed to the decrease.

Production fuel expense decreased 6.7%, while generation at the Company's plants increased by 2.7%, for the three months ended March 31, 1996, as compared to the same period a year ago, mainly as a result of Big Stone Plant switching from lignite to subbituminous coal in August of 1995. The decrease in purchased power for the quarter ended March 31, 1996, as compared to the same period in 1995, was due to a 32% decrease in kwh purchased for resale, offset by a 20% increase in kwh purchased for retail sales. The decrease in purchases for resale correlates to the decrease in noncontractual power pool sales.

The increase in electric operation expenses for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, was due to expenses related to coal contract and freight negotiations and increased labor costs related to wage and compensation increases. The increase in electric maintenance expenses for the quarter ended March 31, 1996, as compared to the same period a year ago, was due to increased production plant maintenance expenses. Production plant maintenance expenses decreased significantly in fiscal 1995 from fiscal 1994 levels due to the timing of major overhauls and repairs.


The breakdown of cost of goods sold and other nonelectric expenses by business segments other than electric are as follows:

                                         3 months ended
                            Cost of goods sold   Other nonelectric expenses
                               1996     1995         1996     1995
                                         (in thousands)
  Health services             $6,038   $9,279       $3,288   $4,287
  Manufacturing              $10,967   $6,139       $1,553   $1,010
  Other business operations   $4,657   $2,142       $2,256   $2,154
                             -------  -------       ------   ------
              Total          $21,662  $17,560       $7,097   $7,451


The decrease in health services operating revenue for the quarter ended March 31, 1996, as compared to the same period a year ago, reflects the sale of three scanners in the first quarter of 1995 and increased deliveries of medical equipment in December of 1995 which resulted in reduced sales in the first quarter of 1996. The decrease in health services cost of goods sold and other nonelectric expenses was commensurate with the decrease in revenue.

The increase in manufacturing operating revenue for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, was mainly due to the acquisition of Northern Pipe Products in October of 1995, supplemented by increased sales at another manufacturing subsidiary. The increases in manufacturing cost of goods sold and other nonelectric expenses were directly related to the increase in revenue.

The increase in other business operations revenue for the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, was mainly the result of material cost pass through billings by the Company's construction subsidiaries on material intensive jobs, offset by minor decreases in revenues from other businesses. The increased material costs billed are also reflected in increased cost of goods sold from other business operations for the comparable period.

The increase in other income and deductions and applicable taxes for the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, reflects increases in miscellaneous revenue from subsidiaries in 1996, and losses on marketable securities in 1995 related to the Company's preferred stock investment program which ended in October of 1995.


                         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits:

   27 Financial Data Schedule

b)  Report on Form 8-K.

   No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1996.


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

Dated:  May 13, 1996