Form 10-Q
period 1996-06-30
OTTER TAIL POWER CO
filed 1996-08-14
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended  JUNE 30, 1996
                                     OR

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

         August 1, 1996 - 11,180,136  Common Shares ($5 par value)

                          OTTER TAIL POWER COMPANY

                                   INDEX





Part I. Financial Information                                   Page No.

  Item 1. Financial Statements

     Consolidated Balance Sheets - June 30, 1996 (Unaudited)
     and December 31, 1995                                        2 & 3

     Consolidated Statements of Income - Three and Six
     Months Ended June 30, 1996 and 1995 (Unaudited)                  4

     Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1996 and 1995 (Unaudited)              5

     Notes to Consolidated Financial Statements (Unaudited)       6 & 7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations    7, 8, 9 & 10



Part II. Other Information

  Item 4. Submission of Matters to a Vote of Security Holders        10

  Item 6. Exhibits and Reports on Form 8-K                           10


Signatures                                                           11

                         Part I.  Financial Information

Item 1. Financial Statements

                            Otter Tail Power Company
                          Consolidated Balance Sheets

                                    -Assets-

                                                       June 30,     December 31,
                                                         1996            1995
                                                     (Unaudited)
                                                        (Thousands of dollars)
Plant:
Electric plant in service                              $720,358        $715,305
Subsidiary companies                                     78,122          54,266
                                                       ________        ________
       Total                                            798,480         769,571
Less accumulated depreciation and amortization          320,806         308,174
                                                       ________        ________
                                                        477,674         461,397
Construction work in progress                            27,105          16,285
                                                       ________        ________
       Net plant                                        504,779         477,682
                                                       ________        ________

Investments                                              16,108          12,716
                                                       ________        ________
Intangibles -- net                                       21,663          18,902
                                                       ________        ________
Other assets                                              6,784           7,732
                                                       ________        ________

Current assets:
Cash and cash equivalents                                 1,444           1,867
Temporary cash investments                                   48           2,208
Accounts receivable:
   Trade - net                                           37,662          31,184
   Other                                                  5,929           8,276
Materials and supplies:
   Fuel                                                   3,395           3,322
   Inventory, materials and operating supplies           21,724          19,408
Deferred income taxes                                     4,141           3,754
Accrued utility revenues                                  2,995           4,328
Other                                                     7,271           4,427
                                                       ________        ________
       Total current assets                              84,609          78,774
                                                       ________        ________

Deferred debits:
Unamortized debt expense and reacquisition premiums       4,447           4,687
Regulatory assets                                         5,584           5,727
Other                                                     1,483           2,976
                                                       ________        ________
       Total deferred debits                             11,514          13,390
                                                       ________        ________

       Total                                           $645,457        $609,196
                                                       ========        ========

          See accompanying notes to consolidated financial statements

                                     - 2 -

                            Otter Tail Power Company
                          Consolidated Balance Sheets

                                 -Liabilities-

                                                       June 30,     December 31,
                                                         1996            1995
                                                     (Unaudited)
                                                        (Thousands of dollars)
Capitalization
Common shares, par value $5 per share - authorized
  25,000,000 shares; outstanding 1996 and 1995,
  11,180,136 shares                                     $55,901         $55,901
Premium on common shares                                 30,335          30,335
Retained earnings                                       102,777          98,006
                                                       ________        ________
       Total                                            189,013         184,242

Cumulative preferred shares - authorized 1,500,000
  shares without par value; outstanding 1996
  and 1995, 388,311 shares:
       Subject to mandatory redemption                   18,000          18,000
       Other                                             20,831          20,831

Cumulative preference shares - authorized 1,000,000
  shares without par value;  outstanding - none            --              --

Long-term debt                                          181,519         168,261
                                                       ________        ________
       Total capitalization                             409,363         391,334
                                                       ________        ________

Current liabilities
Short-term debt                                          12,750            --
Sinking fund requirements and current maturities         24,798          13,733
Accounts payable                                         26,275          27,828
Accrued salaries and wages                                2,724           3,703
Federal and state income taxes accrued                    1,878             393
Other taxes accrued                                       8,697          11,356
Interest accrued                                          3,603           3,509
Other                                                     5,593           6,752
                                                       ________        ________
       Total current liabilities                         86,318          67,274
                                                       ________        ________

Noncurrent liabilities                                   13,727          13,498
                                                       ________        ________

Deferred credits
Accumulated deferred income taxes                        99,217          99,398
Accumulated deferred investment tax credit               20,407          20,994
Regulatory liabilities                                   14,119          14,500
Other                                                     2,306           2,198
                                                       ________        ________
       Total deferred credits                           136,049         137,090
                                                       ________        ________
       Total                                           $645,457        $609,196
                                                       ========        ========

          See accompanying notes to consolidated financial statements

                                      -3-


                                       Otter Tail Power Company
                                  Consolidated Statements of Income
                                             (Unaudited)

                                                   Three months ended             Six months ended
                                                        June 30                       June 30
                                                   1996          1995            1996          1995

                                                 (Thousands of dollars)        (Thousands of dollars)
Operating revenues
Electric                                          $44,787       $47,906        $101,818      $103,632
Health services                                    17,056         9,775          27,071        24,883
Manufacturing                                      15,628         8,065          29,978        15,875
Other business operations                          12,117         8,061          19,111        13,380
                                                _________     _________       _________     _________
           Total operating revenues                89,588        73,807         177,978       157,770

Operating expenses
Production fuel                                     7,009         7,770          15,601        16,982
Purchased power                                     5,390         7,724          12,497        15,504
Electric operation expenses                        12,806        12,039          26,112        24,346
Electric maintenance                                3,072         2,829           6,367         5,783
Cost of goods sold                                 31,012        15,712          52,674        33,272
Other nonelectric expenses                          9,338         7,239          16,435        14,690
Depreciation and amortization                       5,608         5,451          11,169        10,872
Property taxes                                      3,061         2,956           5,999         6,012
Income taxes                                        2,997         3,515           8,850         9,139
                                                _________     _________       _________     _________
           Total operating expenses                80,293        65,235         155,704       136,600
                                                _________     _________       _________     _________
Operating income                                    9,295         8,572          22,274        21,170

Allowance for equity (other) funds used
   during construction                                 81             4             143             6
Other income and deductions
   and applicable taxes                               596           374           1,278           173
                                                _________     _________       _________     _________
Income before interest charges                      9,972         8,950          23,695        21,349

Interest charges                                    4,087         3,668           7,851         7,402
Allowance for borrowed funds used
   during construction - credit                       (95)          (55)           (168)          (97)
                                                _________     _________       _________     _________
Net income                                          5,980         5,337          16,012        14,044

Preferred dividend requirements                       589           590           1,179         1,179
                                                _________     _________       _________     _________
Earnings available for common shares               $5,391        $4,747         $14,833       $12,865
                                                =========     =========       =========     =========
Earnings per average common share                   $0.48         $0.42           $1.33         $1.15
                                                =========     =========       =========     =========

Average number of common shares outstanding    11,180,136    11,180,136      11,180,136    11,180,136

Dividends per common share                          $0.45         $0.44           $0.90         $0.88


                     See accompanying notes to consolidated financial statements

                                                 -4-



                                Otter Tail Power Company
                          Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                                          Six months ended
                                                                              June 30,
                                                                         1996          1995

                                                                       (Thousands of dollars)
Cash flows from operating activities:
Net income                                                             $16,012       $14,044
    Adjustments to reconcile net income to net cash
       Provided by operating activities:
        Depreciation and amortization                                   16,242        14,098
        Deferred investment tax credit - net                              (588)         (588)
        Deferred income taxes                                           (1,424)          534
        Change in deferred debits and other assets                       4,109         2,566
        Change in noncurrent liabilities and deferred credits             (779)        2,346
        Allowance for equity (other) funds used during construction       (143)           (6)
        (Gain)/Loss on disposal of noncurrent assets                        (8)          795
    Cash provided by (used for) current assets & current liabilities:
        Change in receivables, materials and supplies                   (3,565)        2,259
        Change in other current assets                                  (1,332)         (598)
        Change in payables and other current liabilities                (3,630)       (7,676)
        Change in interest and income taxes payable                      1,288        (1,153)
                                                                      ________      ________
            Net cash provided by operating activities                   26,182        26,621

Cash flows from investing activities:
        Gross capital expenditures                                     (28,192)      (17,708)
        Proceeds from disposal of noncurrent assets                      1,294         1,635
        Purchase of businesses, net of cash acquired                    (7,859)       (1,634)
        Change in temporary cash investments                             2,160            34
        Change in marketable securities and other investments           (4,926)       (3,121)
                                                                      ________      ________
            Net cash used in investing activities                      (37,523)      (20,794)

Cash flows from financing activities:
        Change in short-term debt - net                                 12,750         4,250
        Proceeds from issuance of long-term debt                        53,643        23,380
        Payments for retirement of long-term debt                      (44,234)      (23,158)
        Dividends paid                                                 (11,241)      (11,018)
                                                                      ________      ________
            Net cash provided by (used in) financing activities         10,918        (6,546)

Net change in cash and cash equivalents                                   (423)         (719)

Cash and cash equivalents at beginning of year                           1,867         1,852
                                                                      ________      ________
Cash and cash equivalents at March 31                                   $1,444        $1,133
                                                                      ========      ========
Supplemental cash flow information
  Cash paid for interest and income taxes:
    Interest (net of amount capitalized)                                $7,452        $6,486
    Income taxes                                                        $9,591        $9,590

                 See accompanying notes to consolidated financial statements

                                             -5-



                          OTTER TAIL POWER COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

The Company, in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for the periods. The financial statements for 1996 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1995, 1994, and 1993 included in the Company's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, the earnings for the three-month and six-month periods ended June 30, 1996, should not be taken as an indication of earnings for all or any part of the balance of the year.

On February 1, 1996, a subsidiary of the Company acquired a Montana-based supplier of X-ray supplies and accessories. On April 1, 1996 a Company subsidiary closed on the purchase of a mobile medical diagnostic services company located in Bemidji, Minnesota. On June 1, 1996, the FCC approved the acquisition of two radio stations in the Fargo, ND--Moorhead, MN market by a Company subsidiary. FCC approval of the acquisition of a third radio station in that market was still pending as of August 1, 1996. The
Company s telecommunications subsidiary acquired a cable TV system serving the community of Milbank, SD on July 1, 1996. These completed and pending acquisitions will be accounted for under the purchase method of accounting. The total price for the completed acquisitions was $8.9 million. The combined revenues of the acquired companies totaled approximately $24.3 million in 1995.

On August 8, 1996, the Company s telecommunications subsidiary signed a letter of intent to acquire The Peoples Telephone Company ("Peoples") of Bigfork, MN, subject to negotiation of a definitive purchase agreement, completion of a due diligence investigation, and approval by regulatory authorities and by the Boards of Directors of both companies. Peoples, with 1,862 access lines serving five communities in northern Minnesota, had 1995 revenues of $1.5 million. The Company anticipates that, if completed, this business combination will be accounted for under the pooling of interests method.

Quadrant Co. continues to provide primary service to one of its two steam customers under an agreement which can be terminated by either party upon one year's prior written notice. Quadrant is currently providing backup service to its other steam customer under an agreement that commenced on June 1, 1996 and terminates on May 31, 1998, subject to earlier termination by either party upon 90 days' written notice. Quadrant also continues to burn municipal solid waste for five Minnesota counties under contracts which expire in September of 1996. In the second quarter of 1996 Quadrant was informed by two of the counties, representing about 30% of the waste volume, that they would not continue to burn waste at Quadrant after the expiration of the current contracts.

Quadrant is in the process of negotiating a new waste incineration agreement with the representative of the remaining counties. Proposals for a new agreement provide for mitigation of the reduction in the volume of waste processed due to the loss of two counties. New pollution rules for Minnesota municipal waste incinerators have recently been issued. The impact of these rules on Quadrant Co. operations is currently being evaluated. The costs to comply with new pollution rules combined with a decline in future revenues from decreased steam sales and the loss of two waste customers threaten the economic viability of the plant, which had a net undepreciated book value of approximately $3.5 million on June 30, 1996.

A letter of credit established in September of 1995 providing for $3.5 million in capital commitment payments to a limited liability company and set to expire on August 1, 1996, has been extended to February 1, 1997. Management expects the remaining commitment, $2.2 million at June 30, 1996, to be drawn by December 31, 1996.

Under Statement of Financial Accounting Standards No. 87, employers are required to recognize liabilities and expenses associated with pension plans based on actuary valuations. In the second quarter of 1996, the Company requested restated actuary reports for its Executive Survivor and Supplemental Retirement Program amended July 1, 1994, based on revised assumptions regarding expected retirement age and projected benefits under the July 1, 1994 plan amendment, which expanded the plan to include non-officer upper level management employees. The restatement will result in a one-time expense adjustment of $2.59 million for the year 1996, along with a $711,000 reduction in the $1,426,000 additional minimum liability reflected on the Company s December 31, 1995 balance sheet. The Company recognized $863,000 of the expense adjustment as additional operating expense in the second quarter of 1996.

Under Statement of Financial Accounting Standards No. 106 (SFAS106), employers are required to accrue the expected cost of providing postretirement benefits other than pensions during the years qualifying employees provide service to the employer. During the second quarter of 1996 actuary valuations for postretirement benefits other than pensions were recalculated to reflect a change in assumptions related to group life insurance. The recalculations will result in a $1.26 million reduction in 1996 expenses related to a reduction in expected postretirement benefit obligations. During the second quarter of 1996, SFAS106 cost adjustments reduced operating expense by about $336,000.

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


Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Position

Cash provided by operating activities of $26,182,000 along with net proceeds from the issuance of short-term debt of $12,750,000 as shown on the Consolidated Statement of Cash Flows for the six months ended June 30, 1996, combined with funds on hand of $4,075,000 at December 31, 1995, allowed the Company to finance its capital expenditures and pay dividends, and provided a portion of the investment in additional nonutility businesses. At June 30, 1996, the Company had $25,065,000 available in unused lines of credit which could be used to supplement cash needs. The Company estimates that funds internally generated, combined with funds on hand, will be sufficient to meet all sinking fund payments for First Mortgage Bonds in the next five years and to provide for the majority of its 1996-2000 electric utility construction program expenditures.

Additional short-term or long-term financing will be required in the period 1996-2000 in connection with a portion of the Company's estimated capital project expenditures, the maturity of First Mortgage Bonds and a Long-Term Lease Obligation ($21,000,000), in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, or for other corporate purposes. Proceeds from the issuance of long-term debt net of payments for the retirement of long-term debt of $9,409,000, for the six months ended June 30, 1996, were used to finance equipment purchases at the Company's medical and manufacturing subsidiaries and to finance a portion of the investment in additional nonutility businesses, and also reflect increases in subsidiary credit line balances required for operating needs.

Business acquisitions in the first half of 1996 accounted for $17,561,000 of the $23,856,000 increase in subsidiary companies plant, the entire increase in intangible assets, $2,237,000 of the $6,478,000 increase in trade receivables, $12,791,000 of the $13,258,000 increase in long-term debt and $4,793,000 of the $11,065,000 change in sinking fund requirements and current maturities. The remainder of the increase in subsidiary companies plant reflects the purchase of an MRI scanner for a mobile unit in Nebraska and other less significant equipment purchases in all segments of subsidiary operations.

The increases in electric plant in service and construction work in progress for the first half of 1996 are due to new construction and capital expenditures in all electric utility plant areas: production, transmission, distribution, and general. The increase in investments includes $1.2 million invested in limited partnerships that invest in tax-credit qualifying affordable housing projects and $2.2 million related to acquisitions and the reclassification of a note receivable.

The increase in trade receivables not attributable to acquisitions is mostly due to increased sales at the company's manufacturing subsidiaries. The decrease in other receivables is due to the timing of payments received from the Company's jointly-owned plant partners and the reclassification of a note receivable from current to long-term status. The increase in inventory is related to increased summer construction activity at the electric utility and purchases of medical equipment for new installations. The increase in other current assets is mainly due to material and production costs incurred on construction jobs ahead of allowable billing schedules. The decrease in other deferred debits reflects increased allocation of deferred overhead costs related to normal seasonal fluctuations in electric construction activity.

The increase in sinking fund requirements and current maturities not attributable to acquisitions reflects financing of equipment purchases at the Company's medical and manufacturing subsidiaries along with increases in subsidiary credit line balances to meet operating needs. The decrease in accounts payable reflects a $2.7 million decrease at the electric utility due to a normal seasonal decline, offset by a $1 million increase in billings in excess of cost at the Company s construction subsidiaries. The decrease in other taxes accrued is mainly due to the timing of property tax payments. The reduction in other current liabilities reflects payments of $1.5 million in capital commitments during the first half of 1996. Capital commitments of $2.2 million remain to be paid as of June 30, 1996.

Material Changes in Results of Operations

The 6.5% decrease in electric operating revenues for the quarter ended June 30, 1996, as compared to the same period in 1995, is mainly due to a decrease in noncontractual power pool sales of 49.4%. The 1.8% decrease in electric operating revenues for the six months ended June 30, 1996 compared to the six months ended June 30, 1995, is primarily due to a 37.7% decrease in noncontractual power pool sales offset by an 4.6% increase in retail sales. Retail revenues per kwh sold decreased 2.1% for the six month period ended June 30, 1996, as compared to the same period in 1995 despite the 4.6% increase in retail sales and a 2.3% increase in retail revenue. The decrease in retail revenue per kwh sold is the result of lower fuel costs at Big Stone Plant being passed on to customers through the Fuel Adjustment Clause and lower rates to one of the Company s largest industrial customers.

A number of factors have contributed to the decreases in noncontractual power pool sales for both the three and six month periods. Midcontinent Area Power Pool (MAPP) line loading relief procedures have resulted in schedule cuts. Many utilities within and outside of MAPP have renegotiated and lowered their freight and fuel costs making power marketing more competitive. Many utilities have increased the time span between unit maintenance outages and shifted outage times away from traditional overhaul periods, resulting in increases in on-line availability. MAPP transmission service charges have made it less economical to ship energy over longer distances. In addition, the Company had more energy to market due to a warmer winter season and greater plant availability in 1995 compared to 1996. Lower plant availability in 1996 was related to a scheduled outage for repairs at Hoot Lake Unit 3 in February and March.

Production fuel expense decreased for the three and six month periods ended June 30, 1996, as compared to the same periods in 1995, by 9.8% and 8.1%, respectively, while generation at the Company's plants remained relatively stable for the same comparable periods mainly as a result of Big Stone Plant switching from lignite to subbituminous coal in August of 1995. The decreases in purchased power for the quarter and six months ended June 30, 1996, as compared to the same periods in 1995, reflect decreases in kwh purchases for resale of 55% and 42% for the respective periods. The decreases in purchases for resale correlate to the decreases in noncontractual power pool sales.

The increases in electric operation expenses for the three and six month periods ended June 30, 1996, as compared to the three and six month periods ended June 30, 1995, are due to expenses related to coal contract and freight negotiations, increased benefit costs resulting from revised actuarial assumptions for the Company s Executive Survivor and Supplemental Retirement Plan, and increased payments to outside consultants in 1996. The increase in electric maintenance expenses for the six months ended June 30, 1996, as compared to the same period a year ago, is due to increased production plant maintenance expenses, especially at Hoot Lake Unit 3 which was down for scheduled maintenance in February and March of 1996. Also, production plant maintenance expenses decreased significantly in fiscal 1995 from fiscal 1994 levels due to the timing of major overhauls and repairs.

The breakdown of cost of goods sold and other nonelectric expenses by business segments other than electric are as follows:

                                Three months ended June 30
                         Cost of goods sold  Other nonelectric expenses
                             1996    1995       1996    1995
                                     (in thousands)
 Health services           $11,561  $5,399     $4,242  $3,833
 Manufacturing             $11,456  $5,980     $1,987  $1,125
 Other business operations  $7,995  $4,333     $3,109  $2,281
                           ------- -------     ------  ------
                Total      $31,012 $15,712     $9,338  $7,239
                           ======= =======     ======  ======

                                Six months ended June 30
                         Cost of goods sold  Other nonelectric expenses
                             1996    1995       1996    1995
                                     (in thousands)
 Health services           $17,599 $14,678     $7,530  $8,120
 Manufacturing             $22,423 $12,119     $3,540  $2,135
 Other business operations $12,652  $6,475     $5,365  $4,435
                           ------- -------    ------- -------
                Total      $52,674 $33,272    $16,435 $14,690
                           ======= =======    ======= =======

The increases in health services revenue and cost of goods sold for both the three and six month periods ended June 30, 1996, as compared to the same periods in 1995, are due to the acquisitions of two health services companies; one on February 1, 1996, and a second more significant acquisition on April 1, 1996. The increase in health services other nonelectric expenses for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995, is due to the April 1, 1996, acquisition. The $409,000 increase in health services other nonelectric expenses in the second quarter of 1996 as compared to the second quarter of 1995, was not significant enough to offset a $999,000 decrease in this category recorded in the first quarter of 1996, as compared to the first quarter of 1995, which was commensurate with a reduction in first quarter health services revenue in 1996 compared to 1995.

The increases in manufacturing operating revenue for the three and six month periods ended June 30, 1996, as compared to the same periods in 1995, reflect revenues from Northern Pipe Products, which was acquired in October of 1995, and increased sales at BTD Manufacturing. The increases in manufacturing cost of goods sold and other nonelectric expenses for both the three and six month periods ended June 30, 1996, as compared to the same periods in 1995, are directly related to the increases in manufacturing revenue.

Other business operations revenue increased for the quarter and six months ended June 30, 1996, as compared to the quarter and six months ended June 30, 1995, mainly as a result of material cost pass through billings by the Company's construction subsidiaries on material intensive jobs. The increases in material costs billed are also reflected in increased cost of goods sold from other business operations for the same comparable periods. Increases in other business operations other nonelectric expenses for the three and six month periods ended June 30, 1996, as compared to the same periods in 1995, are due to increased construction activity.

The increases in other income and deductions and applicable taxes for the three and six month periods ended June 30, 1996, as compared to the same periods in 1995, reflect increases in miscellaneous revenue from subsidiaries in 1996, the initial recording of affordable housing tax credits in 1996, and losses on marketable securities in 1995 related to the Company's preferred stock investment program which ended in October of 1995.

The increases in interest charges for the three and six month periods ended June 30, 1996, as compared to the same periods in 1995, are related to increased debt at the Company s subsidiaries due to acquisitions and growth and to an increase in the use of short-term debt at the parent company level in the first half of 1996 compared to the first half of 1995.


                         PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The annual meeting of Shareholders of the Company was held on April 8, 1996, for the purpose of electing three nominees to the Board of Directors with terms expiring in 1999 and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

                                 Shares              Shares Voted
     Election of Directors     Voted For          Withheld Authority

     Dennis R. Emmen           9,678,205                89,678
     Kenneth L. Nelson         9,683,617                84,265
     Nathan I. Partain         9,669,381                98,501

                                 Shares          Shares        Shares
     Approval of Auditors      Voted For     Voted Against  Voted Abstain

     Deloitte & Touche LLP     9,581,234        54,544         132,104


Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits:

    27    Financial Data Schedule

b)  Report on Form 8-K.

    No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OTTER TAIL POWER COMPANY


                         By: Jeff Legge
                            ---------------------------
                                      Jeff Legge
                                      Controller
                    (Chief Accounting Officer/Authorized Officer)

Dated:  August 14, 1996