Form 10-Q
period 1996-09-30
OTTER TAIL POWER CO
filed 1996-11-13
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended  SEPTEMBER 30, 1996
                                         OR

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

         November 1, 1996 - 11,180,136  Common Shares ($5 par value)

                          OTTER TAIL POWER COMPANY

                                   INDEX





Part I. Financial Information                                   Page No.

  Item 1. Financial Statements

     Consolidated Balance Sheets - September 30, 1996 (Unaudited)
     and December 31, 1995                                        2 & 3

     Consolidated Statements of Income - Three and Nine
     Months Ended September 30, 1996 and 1995 (Unaudited)             4

     Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1996 and 1995 (Unaudited)        5

     Notes to Consolidated Financial Statements (Unaudited)       6 & 7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations    7, 8, 9 & 10



Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K                           11


Signatures                                                           11

                          Part I.  Financial Information

Item 1. Financial Statements

                             Otter Tail Power Company
                           Consolidated Balance Sheets

                                     -Assets-
                                                             September 30,   December 31,
                                                                 1996            1995
                                                              (Unaudited)
                                                                (Thousands of dollars)
Plant:
Electric plant in service                                      $733,185        $715,305
Subsidiary companies                                             90,163          54,266
                                                               ________        ________
       Total                                                    823,348         769,571
Less accumulated depreciation and amortization                  328,560         308,174
                                                               ________        ________
                                                                494,788         461,397
Construction work in progress                                    21,522          16,285
                                                               ________        ________
       Net plant                                                516,310         477,682
                                                               ________        ________

Investments                                                      16,604          12,716
                                                               ________        ________
Intangibles -- net                                               21,329          18,902
                                                               ________        ________
Other assets                                                      6,420           7,732
                                                               ________        ________

Current assets:
Cash and cash equivalents                                         2,477           1,867
Temporary cash investments                                           47           2,208
Accounts receivable:
   Trade - net                                                   30,822          31,184
   Other                                                          5,044           8,276
Materials and supplies:
   Fuel                                                           2,770           3,322
   Inventory, materials and operating supplies                   22,268          19,408
Deferred income taxes                                             4,239           3,754
Accrued utility revenues                                          3,144           4,328
Other                                                             8,523           4,427
                                                               ________        ________
       Total current assets                                      79,334          78,774
                                                               ________        ________

Deferred debits:
Unamortized debt expense and reacquisition premiums               4,334           4,687
Regulatory assets                                                 5,512           5,727
Other                                                             1,582           2,976
                                                               ________        ________
       Total deferred debits                                     11,428          13,390
                                                               ________        ________

       Total                                                   $651,425        $609,196
                                                               ========        ========

               See accompanying notes to consolidated financial statements

                                        - 2 -


                              Otter Tail Power Company
                            Consolidated Balance Sheets

                                   -Liabilities-

                                                             September 30,   December 31,
                                                                 1996            1995
                                                              (Unaudited)
                                                                (Thousands of dollars)
Capitalization
Common shares, par value $5 per share - authorized
  25,000,000 shares; outstanding 1996 and 1995,
  11,180,136 shares                                             $55,901         $55,901
Premium on common shares                                         30,335          30,335
Retained earnings                                               103,363          98,006
                                                               ________        ________
       Total                                                    189,599         184,242

Cumulative preferred shares - authorized 1,500,000
  shares without par value; outstanding 1996
  and 1995, 388,311 shares:
       Subject to mandatory redemption                           18,000          18,000
       Other                                                     20,831          20,831

Cumulative preference shares - authorized 1,000,000
  shares without par value;  outstanding - none                    --              --

Long-term debt                                                  187,391         168,261
                                                               ________        ________
       Total capitalization                                     415,821         391,334
                                                               ________        ________

Current liabilities
Short-term debt                                                  20,350            --
Sinking fund requirements and current maturities                 18,532          13,733
Accounts payable                                                 26,408          27,828
Accrued salaries and wages                                        2,749           3,703
Federal and state income taxes accrued                              395             393
Other taxes accrued                                              10,880          11,356
Interest accrued                                                  2,001           3,509
Other                                                             4,047           6,752
                                                               ________        ________
       Total current liabilities                                 85,362          67,274
                                                               ________        ________

Noncurrent liabilities                                           15,121          13,498
                                                               ________        ________

Deferred credits
Accumulated deferred income taxes                                98,558          99,398
Accumulated deferred investment tax credit                       20,113          20,994
Regulatory liabilities                                           13,928          14,500
Other                                                             2,522           2,198
                                                               ________        ________
       Total deferred credits                                   135,121         137,090
                                                               ________        ________
       Total                                                   $651,425        $609,196
                                                               ========        ========

              See accompanying notes to consolidated financial statements

                                         -3-


                                        Otter Tail Power Company
                                    Consolidated Statements of Income
                                               (Unaudited)

                                                    Three months ended            Nine months ended
                                                       September 30                  September 30
                                                    1996          1995            1996          1995
                                                  (Thousands of dollars)        (Thousands of dollars)
Operating revenues
Electric                                           $45,261       $49,537        $147,079      $153,169
Health services                                     16,527         9,901          43,598        34,784
Manufacturing                                       15,356        10,040          45,334        25,915
Other business operations                           15,722        11,570          34,833        24,950
                                                 _________     _________       _________     _________
           Total operating revenues                 92,866        81,048         270,844       238,818

Operating expenses
Production fuel                                      6,031         7,090          21,632        24,072
Purchased power                                      6,513         7,822          19,010        23,326
Electric operation expenses                         13,491        12,013          39,603        36,359
Electric maintenance                                 3,284         2,531           9,651         8,314
Cost of goods sold                                  32,620        20,049          85,294        53,321
Other nonelectric expenses                          10,006         7,998          26,441        22,688
Depreciation and amortization                        5,784         5,472          16,953        16,344
Property taxes                                       2,864         2,924           8,863         8,936
Income taxes                                         2,453         4,127          11,303        13,266
                                                 _________     _________       _________     _________
           Total operating expenses                 83,046        70,026         238,750       206,626
                                                 _________     _________       _________     _________
Operating income                                     9,820        11,022          32,094        32,192

Allowance for equity (other) funds used
   during construction                                  82           119             225           125
Other income and deductions
   and applicable taxes                                605          (116)          1,883            57
                                                 _________     _________       _________     _________
Income before interest charges                      10,507        11,025          34,202        32,374

Interest charges                                     4,397         3,875          12,248        11,277
Allowance for borrowed funds used
   during construction - credit                        (97)            3            (265)          (94)
                                                 _________     _________       _________     _________
Net income                                           6,207         7,147          22,219        21,191

Preferred dividend requirements                        590           590           1,769         1,769
                                                 _________     _________       _________     _________
Earnings available for common shares                $5,617        $6,557         $20,450       $19,422
                                                 =========     =========       =========     =========
Earnings per average common share                    $0.50         $0.59           $1.83         $1.74
                                                 =========     =========       =========     =========

Average number of common shares outstanding     11,180,136    11,180,136      11,180,136    11,180,136

Dividends per common share                           $0.45         $0.44           $1.35         $1.32


                      See accompanying notes to consolidated financial statements

                                                 -4-


                                     Otter Tail Power Company
                              Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                            Nine months ended
                                                                              September 30,
                                                                           1996           1995
                                                                         (Thousands of dollars)
Cash flows from operating activities:
Net income                                                               $22,219        $21,191
   Adjustments to reconcile net income to net cash
    Provided by operating activities:
        Depreciation and amortization                                     25,557         21,221
        Deferred investment tax credit - net                                (882)          (882)
        Deferred income taxes                                             (2,609)           713
        Change in deferred debits and other assets                         4,578          1,446
        Change in noncurrent liabilities and deferred credits                831          2,397
        Allowance for equity (other) funds used during construction         (225)          (125)
        Losses from investments and disposal of noncurrent assets            496          1,149
    Cash provided by (used for) current assets & current liabilities:
        Change in receivables, materials and supplies                      4,310          1,815
        Change in other current assets                                      (975)          (427)
        Change in payables and other current liabilities                  (2,469)        (3,893)
        Change in interest and income taxes payable                       (1,797)        (2,677)
                                                                        ________       ________
            Net cash provided by operating activities                     49,034         41,928

Cash flows from investing activities:
        Gross capital expenditures                                       (50,613)       (28,837)
        Proceeds from disposal of noncurrent assets                        4,136          2,169
        Purchase of businesses, net of cash acquired                      (7,859)        (1,634)
        Change in temporary cash investments                               2,161             38
        Change in marketable securities and other investments             (8,741)        (8,455)
                                                                        ________       ________
            Net cash used in investing activities                        (60,916)       (36,719)

Cash flows from financing activities:
        Change in short-term debt - net                                   20,350         11,100
        Proceeds from issuance of long-term debt                          90,930         37,970
        Payments for retirement of long-term debt                        (81,926)       (38,556)
        Dividends paid                                                   (16,862)       (16,527)
                                                                        ________       ________
            Net cash provided by (used in) financing activities           12,492         (6,013)

Net change in cash and cash equivalents                                      610           (804)

Cash and cash equivalents at beginning of year                             1,867          1,852
                                                                        ________       ________
Cash and cash equivalents at September 30                                 $2,477         $1,048
                                                                        ========       ========
Supplemental cash flow information
  Cash paid for interest and income taxes:
    Interest (net of amount capitalized)                                 $13,231        $11,952
    Income taxes                                                         $14,494        $14,066

      See accompanying notes to consolidated financial statements

                                 - 5 -


                          OTTER TAIL POWER COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

The Company, in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for the periods. The financial statements for 1996 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1995, 1994, and 1993 included in the Company's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, the earnings for the three-month and nine-month periods ended September 30, 1996, should not be taken as an indication of earnings for all or any part of the balance of the year.

On February 1, 1996, a subsidiary of the Company acquired a Montana-based supplier of X-ray supplies and accessories. On April 1, 1996 a Company subsidiary closed on the purchase of a mobile medical diagnostic services company located in Bemidji, Minnesota. On June 1, 1996, the FCC approved the acquisition of two radio stations in the Fargo, ND--Moorhead, MN market by Mid-States Broadcasting, a subsidiary of the Company. On October 16, 1996, the FCC approved the acquisition of a third radio station in that market area in 1996. In August of 1996, Mid-States Broadcasting announced the purchase of another Fargo radio station. An application for approval of the purchase was filed with the FCC on September 19, 1996. This would bring to six the number of radio stations owned by the Company in the Fargo, ND--Moorhead, MN market, the maximum allowed in one market area under current FCC rules. The Company's telecommunications subsidiary acquired a cable TV system serving the community of Milbank, SD on July 1, 1996. These completed and pending acquisitions will be accounted for under the purchase method of accounting. The total price for the completed acquisitions was $10.2 million. The combined revenues of the acquired companies totaled approximately $24.3 million in 1995.

On August 8, 1996, the Company's telecommunications subsidiary signed a letter of intent to acquire The Peoples Telephone Company ("Peoples") of Bigfork, MN, subject to negotiation of a definitive purchase agreement, completion of a due diligence investigation, and approval by regulatory authorities and by the Boards of Directors of both companies. Peoples, with 1,862 access lines serving five communities in northern Minnesota, had 1995 revenues of $1.5 million. The Company anticipates that, if completed, this business combination will be accounted for under the pooling of interests method.

Quadrant Co. continues to provide primary service to one of its two steam customers under an agreement which can be terminated by either party upon one year's prior written notice. Quadrant is currently providing backup service to its other steam customer under an agreement that commenced on June 1, 1996 and terminates on May 31, 1998, subject to earlier termination by either party upon 90 days' written notice. Quadrant also continues to burn municipal solid waste for three Minnesota counties under a contract extension which will expire in April of 1997. Two Minnesota counties, representing about 30% of Quadrant's waste volume, did not renew or extend their contracts for waste incineration which expired in September of 1996.

Quadrant is in the process of negotiating a new waste incineration agreement with the representative of the remaining counties. New pollution rules for Minnesota municipal waste incinerators have recently been issued. The impact of these rules on Quadrant Co. operations is currently being evaluated. The costs to comply with new pollution rules combined with a decline in future revenues from decreased steam sales and the loss of two waste customers threaten the economic viability of the plant, which had a net undepreciated book value of approximately $3.4 million on September 30, 1996.

The Company is an investor in a North Dakota limited liability company constructing a food processing plant. A letter of credit established in September of 1995 providing for $3.5 million in capital commitment payments to the limited liability company and set to expire on August 1, 1996, has been extended to February 1, 1997. Management expects the remaining commitment, $1.1 million at September 30, 1996, to be drawn by December 31, 1996.

Under Statement of Financial Accounting Standards No. 87, employers are required to recognize liabilities and expenses associated with pension plans based on actuary valuations. In the second quarter of 1996, the Company requested restated actuary reports for its Executive Survivor and Supplemental Retirement Program amended July 1, 1994, based on revised assumptions regarding expected retirement age and projected benefits under the July 1, 1994 plan amendment, which expanded the plan to include non-officer upper level management employees. The restatement will result in a one-time expense adjustment of $2.59 million for the year 1996, along with a $711,000 reduction in the $1,426,000 additional minimum liability reflected on the Company's December 31, 1995 balance sheet. The Company recognized $864,000 of the expense adjustment as additional operating expense in the third quarter of 1996.

Under Statement of Financial Accounting Standards No. 106, employers are required to accrue the expected cost of providing postretirement benefits other than pensions during the years qualifying employees provide service to the employer. During the second quarter of 1996 actuary valuations for postretirement benefits other than pensions were computed to reflect a change in assumptions related to group life insurance. The change in actuarial assumptions will result in a $1.26 million reduction in 1996 expenses related to a reduction in expected postretirement benefit obligations.

Forward Looking Information - Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995:

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Position

Cash provided by operating activities of $49,034,000 along with net proceeds from the issuance of short-term debt of $20,350,000 as shown on the Consolidated Statement of Cash Flows for the nine months ended September 30, 1996, combined with funds on hand of $4,075,000 at December 31, 1995, allowed the Company to finance its capital expenditures and pay dividends, and provided for a majority of its investment in additional nonutility businesses. At September 30, 1996, the Company had $28,252,000 available in unused lines of credit which could be used to supplement cash needs. The Company estimates that funds internally generated, combined with funds on hand, will be sufficient to meet all sinking fund payments for First Mortgage Bonds in the next five years and to provide for the majority of its 1996-2000 electric utility construction program expenditures.

Additional short-term or long-term financing will be required in the period 1996-2000 in connection with a portion of the Company's estimated capital project expenditures, the maturity of First Mortgage Bonds and a Long-Term Lease Obligation ($21,000,000), in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, or for other corporate purposes. Proceeds from the issuance of long-term debt net of payments for the retirement of long-term debt of $9,004,000, for the nine months ended September 30, 1996, were used to finance equipment purchases at the Company's medical and manufacturing subsidiaries and to finance a portion of the investment in additional nonutility businesses. Debt repayments and financing activities at the subsidiary level in the third quarter of 1996 resulted in a shift of approximately $6 million in debt from current to long-term status.

On August 30, 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $50,000,000 of its debt securities, which may be sold from time to time in one or more series, the proceeds of which will be used to repay short-term and other indebtedness, to redeem one or more of the outstanding series of the Company's First Mortgage Bonds, and for general corporate purposes. On August 30, 1996, the Company also filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to 1,000,000 Common Shares pursuant to the Company's Automatic Dividend Reinvestment and Share Purchase Plan, which will permit shares purchased by shareholders, employees, or customers who participate in the plan to be either new issue Common Shares or Common Shares purchased on the open market. Proceeds from newly issued Common Shares will be used for general corporate purposes.

Business acquisitions in the first nine months of 1996 accounted for:
$17,861,000 of the $35,897,000 increase in subsidiary companies plant, the entire increase in intangible assets, $12,791,000 of the $19,130,000 increase in long-term debt, and $4,793,000 of the $4,799,000 increase in sinking fund requirements and current maturities. The remainder of the increase in subsidiary companies plant reflects plant and equipment purchases in all segments of subsidiary operations.

The increases in electric plant in service and construction work in progress for the first nine months of 1996 are due to new construction and capital expenditures in all electric utility plant areas: production, transmission, distribution, and general. The increase in investments includes $1.3 million invested in limited partnerships that invest in tax-credit qualifying affordable housing projects, and $2.1 million related to business acquisitions and the reclassification of a note receivable.

The decrease in other receivables is due to the timing of payments received from the Company's jointly-owned plant partners, the reclassification of a note receivable from current to long-term status, and the sale of two large notes to a finance company by the Company's health services subsidiary.
The increase in inventory is related to purchases of medical equipment for new installations and increased sales at the Company's manufacturing subsidiaries. The increase in other current assets includes $1,758,000 in proceeds from the sale of Big Stone Plant's steel coal cars. The funds are being held by the trustee for the Company's First Mortgage Bonds and are expected to be released in the fourth quarter of 1996. The remainder of the increase in other current assets is mainly due to material and production costs incurred on construction jobs ahead of allowable billing schedules. The decrease in other deferred debits reflects increased allocation of deferred overhead costs related to normal seasonal fluctuations in electric construction activity.

The decrease in accounts payable is mainly due to a normal seasonal decline in sales at the electric utility. The decrease in interest accrued is due to the timing of bond interest payments, the majority of which are due in the first and third quarters of the calendar year. The reduction in other current liabilities reflects payments of $2.7 million in capital commitments during the first nine months of 1996. The increase in noncurrent liabilities reflects increases in employee benefit provisions resulting mainly from the restatement of the Executive Survivor and Supplemental Retirement Program.


Material Changes in Results of Operations

The 8.6% decrease in electric operating revenues for the quarter ended September 30, 1996, as compared to the same period in 1995, is the combined result of a 3.0% decrease in retail revenue, an 83.8% decrease in contractual power pool sales revenue and a 46.5% decrease in noncontractual power pool sales revenue. While retail revenue decreased 3.0% for the three month period ended September 30, 1996, as compared to the same period in 1995, retail kwh sales remained relatively stable. The decrease in retail revenue is the result of lower fuel costs at Big Stone Plant being passed on to customers through the Fuel Adjustment Clause and lower rates charged to one of the Company's largest industrial customers under the Company's recently developed Large General Service Time of Use Rider. The decrease in contractual power pool sales revenue reflects a 40MW firm power sale in the summer of 1995 while there was no similar sale in 1996. The 4.0% decrease in electric operating revenues for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995, is primarily due to a 42.6% decrease in noncontractual power pool sales.

A number of factors have contributed to the decreases in noncontractual power pool sales for both the three and nine month periods. Midcontinent Area Power Pool (MAPP) line loading relief procedures have resulted in schedule cuts. The summer of 1996 was milder than the summer of 1995. In addition, high water levels in the summer of 1996 furnished MAPP's hydro generators with an excess of low-priced electricity to market. Many utilities within and outside of MAPP have renegotiated and lowered their freight and fuel costs making power marketing more competitive. Many utilities have increased the time span between unit maintenance outages and shifted outage times away from traditional overhaul periods, resulting in increases in on-line availability. MAPP transmission service charges have made it less economical to ship energy over longer distances. In addition, lower plant availability in 1996 related to a scheduled outage for repairs at Hoot Lake Unit 3 in February and March contributed to the decrease in noncontractual power pool sales in the first nine months of 1996.

Production fuel expense decreased for the three and nine month periods ended September 30, 1996, as compared to the same periods in 1995, by 14.9% and 10.1%, respectively. Fuel costs and generation declined at all three of the Company's major power plants for the three and nine month periods ended September 30, 1996, compared to the same periods in 1995, except for year-to-date generation at Big Stone Plant. Big Stone Plant's fuel costs for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995, are down 11.4% and 10.7%, respectively, while generation decreased only 6.5% for the quarter and showed an increase of 2.5% for the nine months ended September 30, 1996, compared to the same periods in 1995. The price variances at Big Stone Plant are the result of switching from lignite to subbituminous coal in August of 1995. Two factors contributing to the decrease in system-wide generation are lower demand as a result of fewer opportunity sales, and maintenance shutdowns at Hoot Lake Plant in early 1996 and at Big Stone, which began a scheduled ten-week major overhaul on September 6, 1996.

The decreases in purchased power for the quarter and nine months ended September 30, 1996, as compared to the same periods in 1995, reflect decreases in kwh purchases for resale of 47% and 43% for the respective periods. The decreases in purchases for resale correlate to the decreases in noncontractual power pool sales.

The increases in electric operation expenses for the three and nine month periods ended September 30, 1996, as compared to the three and nine month periods ended September 30, 1995, are due to expenses related to coal contract and freight negotiations, increased benefit costs resulting from revised actuarial assumptions for the Company's Executive Survivor and Supplemental Retirement Plan, and increased payments for contracted services in 1996.

The increases in electric maintenance expenses for the three and nine month periods ended September 30, 1996, as compared to the same periods a year ago, are due to increased production plant maintenance expenses, especially at Hoot Lake Unit 3 which was down for scheduled maintenance in February and March of 1996 and had a turbine rebuild and steam chest replacement in July of 1996. Big Stone Plant showed an increase in maintenance expenses for the quarter as a result of beginning a major overhaul on September 6, 1996. Transmission and distribution plant maintenance expenses are up significantly in the third quarter of 1996, as compared to the third quarter of 1995, due to increased expenditures for tree trimming to enhance system reliability.


The breakdown of cost of goods sold and other nonelectric expenses by business segments other than electric are as follows:

                                   Three months ended September
                           Cost of goods sold   Other nonelectric expenses
                                1996     1995          1996     1995
                                           (in thousands)
  Health services             $10,661   $5,749        $4,229   $3,965
  Manufacturing               $11,606   $7,407        $2,204   $1,546
  Other business operations   $10,353   $6,893        $3,573   $2,487
                              -------  -------       -------   ------
        Total                 $32,620  $20,049       $10,006   $7,998
                              =======  =======       =======   ======

                                   Nine months ended September 30
                           Cost of goods sold   Other nonelectric expenses
                                1996     1995          1996     1995
                                           (in thousands)
  Health services             $28,260  $20,427       $11,759  $12,085
  Manufacturing               $34,029  $19,526        $5,744   $3,681
  Other business operations   $23,005  $13,368        $8,938   $6,922
                              -------  -------       -------  -------
        Total                 $85,294  $53,321       $26,441  $22,688
                              =======  =======       =======  =======

The increases in health services revenue and cost of goods sold for both the three and nine month periods ended September 30, 1996, as compared to the same periods in 1995, are due to the acquisitions of two health services companies: one on February 1, 1996, and a second more significant acquisition on April 1, 1996. The decrease in health services other nonelectric expenses for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995, reflects decreased sales activity in the first quarter of 1996. Health services other nonelectric expenses increased in both the third and second quarters of 1996 over the same periods in 1995, by $264,000 and $409,000, respectively, as a result of the April 1, 1996 acquisition. However, these increases were not significant enough to offset a $999,000 decrease in this category in the first quarter of 1996, as compared to the first quarter of 1995, as a result of the decreased sales activity in 1996.

The increases in manufacturing operating revenue for the three and nine month periods ended September 30, 1996, as compared to the same periods in 1995, reflect revenues from Northern Pipe Products, which was acquired in October of 1995, and increased sales at BTD Manufacturing. The increases in manufacturing cost of goods sold and other nonelectric expenses for both the three and nine month periods ended September 30, 1996, as compared to the same periods in 1995, are directly related to the increases in manufacturing revenue.

The increases in other business operations revenue for the quarter and nine months ended September 30, 1996, as compared to the quarter and nine months ended September 30, 1995, reflect material cost pass through billings by the Company's construction subsidiaries on material intensive jobs in 1996, and 1996 inaugural season revenues from the Fargo-Moorhead RedHawks baseball franchise. The increases in material costs billed are also reflected in increased cost of goods sold from other business operations for the same comparable periods. Increases in other business operations other nonelectric expenses for the three and nine month periods ended September 30, 1996, as compared to the same periods in 1995, are due to increased construction activity, RedHawks first-season operations, and 1996 radio station acquisitions.

The increases in other income and deductions and applicable taxes for the three and nine month periods ended September 30, 1996, as compared to the same periods in 1995, reflect increases in miscellaneous revenue from the subsidiaries in 1996, the initial recording of affordable housing tax credits in 1996, and losses on marketable securities recognized in 1995 related to the Company's preferred stock investment program which ended in October of 1995.

The increases in interest charges for the three and nine month periods ended September 30, 1996, as compared to the same periods in 1995, are related to increased debt at the Company's subsidiaries due to acquisitions and growth and to an increase in the use of short-term debt at the parent company level in the first nine months of 1996 compared to the first nine months of 1995.


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits:

    27  Financial Data Schedule

b)  Report on Form 8-K.

    No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1996.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     OTTER TAIL POWER COMPANY


                                By:    Jeff Legge
                                   ----------------------------
                                            Jeff Legge
                                            Controller
                           (Chief Accounting Officer/Authorized Officer)

Dated:  November 13, 1996