Form 10-K
period 1996-12-31
OTTER TAIL POWER CO
filed 1997-03-28
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One) (X)  Annual Report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 (fee required)

                For the fiscal year ended  December 31, 1996
                                      OR
           ( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

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

Registrant's telephone number, including area code: (218)739-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
       NONE                                            NONE

Securities registered pursuant to Section 12(g) of the Act:

                   COMMON SHARES, par value $5.00 per share
                        PREFERRED SHARE PURCHASE RIGHTS
                CUMULATIVE PREFERRED SHARES, without par value
                               (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. (Yes X  No    )

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.
                     $365,961,842 as of February 28, 1997

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:
        11,417,647 Common Shares ($5 par value) as of February 28, 1997

Documents Incorporated by Reference:
  1996 Annual Report to Shareholders - Portions incorporated by reference into Parts I and II
  Proxy Statement dated March 14, 1997 - Portions incorporated by reference into Part III


                                    PART I

Item 1.  BUSINESS
         --------
      (a) General Development of Business
          -------------------------------
      Otter Tail Power Company (the "Company") is an operating public utility incorporated in 1907 under the laws of the State of Minnesota. The Company's principal executive office is located at 215 South Cascade Street, Box 496, Fergus Falls, Minnesota 56538-0496; its telephone number is (218)739-8200.

      The Company's primary business is the production, transmission, distribution and sale of electric energy. The Company, through its subsidiaries, is also engaged in other businesses which are referred to as Health Services, Manufacturing and Other Business Operations. Health Services Operations consists of certain businesses acquired beginning in 1993, that sell, service, lease and operate diagnostic medical imaging equipment and associated supplies and accessories. Manufacturing Operations includes businesses acquired beginning in 1990 in such areas as metal parts stamping and fabrication, agricultural equipment, and plastic pipe extrusion. Other Business Operations include businesses involved in such areas as electrical and telephone construction contracting, radio broadcasting, waste incinerating, and telephone/cable TV utility.

      The Company continues to investigate acquisitions of additional non-electric businesses and expects continued growth in this area. In February 1996, the Company's subsidiary, Mid-States Development, Inc. ("Mid-States"), acquired a Montana-based supplier of X-ray supplies and accessories. In April 1996, Mid-States acquired a mobile medical diagnostic services company located in Bemidji, Minnesota. In 1996, Mid-States also acquired four radio stations in the Fargo, North Dakota/Moorhead, Minnesota, market. The Company's telecommunications subsidiary, North Central Utilities, Inc. ("NCU"), acquired two small cable TV systems in 1996 that serve the communities of Milbank, South Dakota, and Carlos, Minnesota. The total acquisition price for all these businesses was $11,060,000.

      On January 2, 1997, NCU acquired The Peoples Telephone Co. of Bigfork ("Peoples") to be accounted for under the pooling-of-interests method. Peoples, with 1,903 access lines serving five communities in Northern Minnesota, had 1996 revenues of $1.6 million.

      For a discussion of the Company's results of operations, see "Management's discussion and analysis of financial condition and results of operations," which is incorporated by reference to pages 25 through 32 of the Company's 1996 Annual Report to Shareholders, filed as an Exhibit hereto.

      (b) Financial Information About Industry Segments
          ---------------------------------------------
      The Company and its subsidiaries are engaged in businesses that have been classified into four segments: Electric, Health Services, Manufacturing, and Other Business Operations. Financial information about the Company's industry segments is incorporated by reference to note 2 of "Notes to consolidated financial statements" on page 41 of the Company's 1996 Annual Report to Shareholders, filed as an Exhibit hereto.

      (c) Narrative Description of Business
          ---------------------------------
                              ELECTRIC OPERATIONS
                              -------------------
General
-------
      The Company derived 55% of its consolidated operating revenues from the electric segment during 1996; 62% during 1995; and 69% during 1994. During 1996 the Company derived approximately 53.0% of its electric revenues from Minnesota, 39.3% from North Dakota, and 7.7% from South Dakota.

      The territory served by the Company is predominantly agricultural, including a part of the Red River Valley. Although there are relatively few large customers, sales to commercial and industrial customers are significant. By customer category, 35.5% of 1996 electric revenue was derived from commercial customers, 33.5% from residential customers, 18.8% from industrial customers, and 12.2% from other sources, including municipalities, farms and power pools.

      No customer accounted for more than 10% of electric revenues in 1996. Power pool sales to other utilities, which accounted for 15.3% of total 1996 kwh sales, decreased from 25.3% in 1995. Activity in short-term energy sales is subject to change based on a number of factors and the Company is unable to predict the 1997 level of activity. The Company's other sales of electricity for resale are insignificant.

      The aggregate population of the Company's retail service area is approximately 230,000. In this service area of 423 communities and adjacent rural areas and farms, approximately 123,600 people lived in communities having a population of more than 1,000, according to the 1990 census. The only communities served which have a population in excess of 10,000 are Jamestown, North Dakota (15,571); Fergus Falls, Minnesota (12,362); and Bemidji, Minnesota (11,245). Since 1990 when the customer count was at a low of 121,277, the Company has experienced an increase in customers. By year end 1996 total customers had increased to 124,782. During 1996, the Company experienced a net increase of 711 customers, with the majority of growth in residential and commercial customers.

Competition
-----------
      The Company's electric sales are subject to competition in some areas from municipally owned systems, rural cooperatives and, in certain respects, from on-site generators and cogenerators. The Company's electricity also competes with other forms of energy. The degree of competition may vary from time to time depending on relative costs and supplies of other forms of energy. The Company may also face competition as the restructuring of the electric industry evolves. Proposals that are being considered by various states and at the federal level, along with the National Energy Policy Act of 1992 ("NEPA"), are expected to bring more competition into the electric business. The NEPA reduces restrictions on operation and ownership of independent power producers ("IPPs"). It also allows IPPs and other wholesale suppliers and purchasers increased access to transmission lines. The NEPA prohibits retail wheeling ordered by the Federal Energy Regulatory Commission, but it does not address the states' authority to order retail wheeling.

      In 1996 the Federal Energy Regulatory Commission ("FERC") issued two closely related final rules and a Notice of Proposed Rulemaking ("NOPR"). Order No. 888 opened wholesale power sales to competition by requiring public utilities who own, control, or operate transmission lines, to file nondiscriminatory proforma open access tariffs that offer others the same transmission service they provide themselves. Order 889 requires utilities to obtain information about their transmission system for their own wholesale power transactions, such as capacity availability, by the same means as their competitors would--via an Open Access Same-time Information System ("OASIS"), as well as separate the wholesale marketing and transmission operation functions. The NOPR proposes that each public utility will replace the Open Access rule proforma tariff with a capacity reservation tariff by December 31, 1997. As of year-end 1996, the company had taken the necessary steps to comply with these orders.

      The Company is taking a number of steps to position itself for success in a competitive marketplace. It has initiated the process of functionally unbundling its generation, transmission, distribution and energy services operations by setting up distinct separate business units in each of these areas. The Company is developing the necessary accounting systems to capture costs and determine the profitability of each of these units and to identify areas for improvement and opportunities for increased profitability. The Company is establishing an energy services business unit to promote the energy related products and services that have always been offered to its customers and to develop new products and services to be offered to current and potential customers in order to distinguish itself from the competition.

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

Capability and Demand
---------------------
      At December 31, 1996, the Company had base load net plant capability totaling 552,134 kw, consisting of 241,256 kw from the Big Stone Plant (the Company's 53.9% share), 156,203 kw from the Hoot Lake Plant, 149,450 kw from the Coyote Plant (the Company's 35% share), and under contract 5,225 kw from the Potlatch Co-generation Plant near Bemidji, Minnesota. In addition to its base load capability, the Company has combustion turbine and small diesel units, used chiefly for peaking and standby purposes, with a total capability of 91,123 kw, and 4,353 kw of hydroelectric capability. During 1996, the Company generated about 61% of its total kwh sales and purchased the balance.

      The Company has made arrangements to help meet its future base load requirements, and continues to investigate other means for meeting such requirements. The Company has an exchange agreement with another utility for the annual exchange of 75,000 kw of seasonal diversity capacity which runs through 2004. In addition, for the 1996-1997 winter season, the Company has 50,000 kw capacity available for purchase from other utilities. The Company also has agreements to purchase 60,000 kw of capacity for the summers of 1997-1999 and 50,000 kw of year-round capacity for the May 1, 1997 through April 30, 2005 period. The Company also has a direct control load management system which provides some flexibility to the Company to effect reductions of peak load.

      The Company is a member of the Mid-Continent Area Power Pool ("MAPP").
On November 1, 1996, the MAPP Agreement expired and was replaced by the MAPP Restated Agreement which resulted in a new organization. A Regional Transmission Group ("RTG") and power and energy market functions were added. RTGs, as proposed by the FERC, coordinate planning of transmission grids on regional levels. Through its Restated Agreement, MAPP opened its membership to organizations outside the Upper Midwest boundaries first established in 1972. The objective of MAPP is to coordinate planning and operation of generating and interconnecting transmission facilities to provide reliable and economic electric service to members' customers. Customers served by MAPP members may, therefore, benefit from the regional high voltage interconnections which are capable of transferring large blocks of energy between systems. Also, high voltage interconnections permit companies to engage in power transactions with each other.

      The Company traditionally experiences its peak system demand during the winter season. For the calendar year 1996, the Company established a new system peak demand of 614,961 kw on February 1, 1996. The highest previous sixty-minute peak demand was 594,350 kw on December 11, 1995. Taking into account additional capacity available to it in February 1996 under power purchase contracts (including short-term arrangements), as well as its own generating capacity, the Company's capability of then meeting system demand, including reserve requirements computed in accordance with accepted industry practice, amounted to 723,875 kw. In 1997 the Company expects moderate growth in peak demand as compared to 1996. The Company's additional capacity available under power purchase contracts (as described above), combined with the Company's generating capability and load management control capabilities, is expected to meet 1997 system demand, including industry reserve requirements.

Fuel Supply
-----------
      Coal is the principal fuel burned by the Company at its Big Stone, Coyote, and Hoot Lake generating plants. Hoot Lake has burned primarily western subbituminous coal since 1988, and Big Stone switched from North Dakota lignite to western subbituminous coal in August of 1995. The following table shows for 1996 the sources of energy used to generate the Company's net output of electricity:

                                                   Net Kilowatt     % of Total
                                                      Hours          Kilowatt
                                                    Generated          Hours
           Sources                                 (Thousands)       Generated
           -------                                 ------------     ----------
      Lignite Coal  . . . . . . . . . . . . .        1,630,601         61.9%
      Subbituminous Coal  . . . . . . . . . .          981,841         37.3
      Hydro . . . . . . . . . . . . . . . . .           21,890           .8
      Oil . . . . . . . . . . . . . . . . . .            1,073            -
                                                     ---------        -----
      Total . . . . . . . . . . . . . . . . .        2,635,405        100.0%
                                                     =========        =====

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

      In September 1996 three of the four co-owners of the Coyote generating plant filed a Demand and Notice of Arbitration complaint against Knife River Coal Mining Company and MDU Resources Group, Inc. The three co-owners contend that the 14-year-old pricing mechanism outlined in the original coal supply contract has been abandoned by all parties over the past 7 years and no longer results in fair, equitable, and competitive prices for the lignite coal used to generate electricity at the plant.

      It is the Company's practice to maintain minimum 30-day inventories (at full output) of coal at Big Stone, a 20-day inventory at Coyote Plant, and a 10-day inventory at Hoot Lake Plant.

      In November 1996, Big Stone Plant put new aluminum coal cars, leased by the three plant owners, into service transporting coal to the plant. The steel coal cars owned by the plant's joint owners were sold in September 1996. The Company has a coal transportation agreement with Burlington Northern Railroad for transportation services to the Big Stone Plant. This contract began in 1995 and runs through 1999. The new coal cars and new coal and freight agreements result in lower delivered coal prices at the Big Stone Plant being returned to the Company's retail customers through the Cost of Energy Adjustment clause.

      The Company has a subbituminous coal transportation agreement with Northern Coal Transportation Company, effective January 1993, covering coal moved from Kennecott Energy's Spring Creek mine to Hoot Lake Plant. That agreement was renewed in January 1996 for an additional three years.

      Coyote Plant is a mine-mouth plant located in western North Dakota.
There are no coal transportation costs, giving Coyote Plant the lowest delivered fuel costs on a per tonnage basis as compared to other Company units.

      North Dakota imposes a severance tax on lignite at a flat rate of $.75 per ton, plus an additional $.02 per ton which is deposited in a lignite research fund. The lignite coal used by the Company at its plants is surface mined. The North Dakota laws relating to surface mining and the Federal Surface Mining Control and Reclamation Act will continue to adversely affect the price of lignite to the Company. Any changes in fuel costs result in adjustments to retail rates through the provisions in the Company's rate schedules.

      The average cost of coal consumed (including handling charges to the plant sites) per million BTU for each of the three years 1996, 1995, and 1994, was $.944, $.969, and $1.003, respectively.

      The Company is permitted by the State of South Dakota to burn some alternative fuels, including tire and refuse derived fuel, at its Big Stone Plant. The quantity of alternative fuel burned during 1996, 3.0% of total fuel burned at Big Stone Plant, and expected to be burned in 1997, is insignificant when compared to the total annual coal consumption at Big Stone Plant.

General Regulation
------------------
      The Company is subject to electric rate regulation as follows:

                                                            Year Ended
                                                         December 31, 1996
                                                       ---------------------
                                                         % of
                                                       Electric     % of kwh
  Rates                   Regulation                   Revenues       Sales
  -----                   ----------                   --------     --------
MN retail sales         MN Public Utilities
                        Commission                       48.6%        45.2%

ND retail sales         ND Public Service
                        Commission                       38.3         32.7

SD retail sales         SD Public Utilities
                        Commission                        7.6          6.5

Transmission & sales    FERC
  for resale                                              5.5         15.6
                                                        -----        -----
                                                        100.0%       100.0%
                                                        =====        =====

      The following table summarizes the electric rate proceedings with the Minnesota and the South Dakota Public Utilities Commissions, the North Dakota Public Service Commission, and the Federal Energy Regulatory Commission since January 1, 1992:
                                                          Increase (Decrease)
                                                                Granted
                                                          -------------------
Commission                     Date                         Amount        %
----------                     ----                       ----------   ------
                                                          (Thousands)

Minnesota          Last Proceeding was July 1, 1987

North Dakota       (1)September 9, 1992                     ($1,000)   (1.5%)
                   (2)September 22, 1993                    ($  449)   (0.6%)

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

      The MPUC requires the submission of a 15-year advance integrated resource plan by jurisdictional utilities. The most recent plan was submitted to the MPUC in 1996. The Company is presently awaiting a decision on that plan. The Minnesota legislature has enacted a statute that favors conservation over the addition of new resources. In addition, it has mandated the use of renewable resources where new supplies are needed, unless the utility proves that a renewable energy facility is not in the public interest. It has effectively prohibited the building of new nuclear facilities. The environmental externality law requires the MPUC, to the extent practicable, to quantify the environmental costs of each type of generation, and to use such monetized values in evaluating resource plans. The MPUC must disallow any nonrenewable rate base additions (whether within or without the state) or any rate recovery therefrom, and shall not approve any nonrenewable energy facility in an integrated resource plan, unless the utility proves that a renewable energy facility is not in the public interest. The state has prioritized the acceptability of new generation with wind and solar ranked first and coal and nuclear ranked fifth, the lowest ranking. Whether these state policies are preempted by federal law has not been determined.

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

      The state utility commissions in Minnesota and North Dakota are currently investigating the impact of electric utility industry restructuring and the prospects for reregulation and retail competition in their respective jurisdictions. To date, the MPUC and the NDPSC have issued no new policies or rulemakings regarding this issue. The South Dakota PUC has not taken any action with regards to industry restructuring or retail competition.

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

Environmental Regulation
------------------------
      Impact of Environmental Laws: The Company's existing generating plants are subject to stringent standards and regulations regarding, among other things, air, water and solid waste pollution, by agencies of the federal government and the respective states where the Company's plants are located. The Company estimates that it has expended in the five years ended December 31, 1996, approximately $3,059,000 for environmental control facilities (excluding allowance for funds used during construction). Included in the 1997-2001 construction budget are approximately $3,079,000 for environmental improvements for existing and new facilities, including $504,000 for 1997.

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

      The Coyote Plant is substantially the same design as the Big Stone Plant, except for site-related items and the inclusion of sulfur dioxide removal equipment. The removal equipment--referred to as a dry scrubber-- consists of a spray dryer, followed by a fabric filter, and is designed to desulphurize hot gases from the stack without producing sludge, an unwanted by-product of the conventional wet scrubber system. The Coyote Plant is currently operating within all presently applicable federal and state air quality and emission standards.

      The Clean Air Act Amendments of 1990, in addressing acid deposition, will impose new requirements on power plants in an effort to reduce national emissions of sulfur dioxide ("SO2") and nitrogen oxide ("NOx").

      The national SO2 emission reduction goals are to be achieved through a new market-based system under which power plants are to be allocated "emissions allowances" that will require plants to either reduce their emissions or acquire allowances from others to achieve compliance. The SO2 emission reduction requirements will be imposed in two phases, the first phase in 1995 and the second phase in 2000.

      The phase one requirements do not apply to any of the Company's plants. The phase two standards apply to the Company's plants in the year 2000. The Company believes that its current use of low sulfur coal at the Hoot Lake Plant and the dry scrubbers installed at the Coyote Plant will enable the facilities to comply with anticipated phase two limitations with regards to SO2. The Company has a new subbituminous coal contract for Big Stone Plant which runs through December 1999. The subbituminous coal replaced lignite, which had been used since inception of plant operation in 1975 as the primary fuel. The Company intends that the Big Stone Plant will maintain current levels of operation and meet phase two requirements by burning low sulfur subbituminous coal. The cost of subbituminous coal in 2000 and beyond may be higher than the current market price but would likely not adversely affect the Company's power plant operations.

      The national NOx emission reduction goals are to be achieved by imposing mandatory emissions standards on individual sources. The NOx emissions regulations that were issued by the EPA in 1995 apply to phase one boilers of the same design as those used at the Company's Hoot Lake Plant units 2 and 3. The Act allowed EPA to either retain the standard as it currently applies to phase one boilers or adopt more stringent standards for such phase two boilers by January 1, 1997. More stringent standards were adopted on December 19, 1996. The Company had the option to either comply with the phase one standards beginning on January 1, 1997, under EPA's early opt-in provision, or comply with any revised standard for phase two units. The Company elected the early opt-in provision for Hoot Lake Plant unit 2. The unit is governed by the phase one standard until January 1, 2008. The Company has not elected the early opt-in provision for Hoot Lake Plant unit 3. The Company currently anticipates that the cost of complying with the limitations applicable to Hoot Lake Plant unit 3 will not be material.

      On December 19, 1996, the EPA also adopted NOx emissions regulations that would be applicable to cyclone-fired boilers such as those used at Big Stone and Coyote. The regulations require that the emission standard be met by cyclone boilers beginning on January 1, 2000. The Utility Air Regulatory Group ("UARG") has filed a Petition for Review in the Court of Appeals for the District of Columbia. As a member of UARG, the Company is participating in the Petition. The Company is currently evaluating the Big Stone and Coyote NOx emissions with respect to the December 19, 1996 rules. Existing emissions monitoring data indicates that Coyote meets the emission requirements. At Big Stone, emissions are currently above the required level. During 1997, the Company will be conducting tests at Big Stone to determine if emissions can be reduced through modifications to existing equipment. Future modifications may be required at an undetermined cost, since compliance costs will depend on the regulations that are ultimately adopted and the cost of available technologies.

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

      The Company has all federal and state water permits presently necessary for the operation of its Big Stone Plant. A water discharge permit for the Hoot Lake Plant was renewed in 1992 for a five-year term. A permit for the Coyote Plant was renewed in 1993 also for a five-year term. The Company owns five small dams on the Otter Tail River which are subject to FERC licensing requirements. A license for all five dams was issued on December 5, 1991. Total nameplate rating of the five dams is 3,450 kw (net unit capability of 3,493 kw at December 31, 1996).

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

      In 1980 the United States enacted the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as the Federal Superfund law, and in 1986 reauthorized and amended the 1980 Act. In 1983 Minnesota adopted the Minnesota Environmental Response and Liability Act, commonly known as the Minnesota Superfund law. In 1988 South Dakota enacted the Regulated Substance Discharges Act, commonly called the South Dakota Superfund law. In 1989 North Dakota enacted the Environmental Emergency Cost Recovery Act. Among other requirements the federal and state acts establish environmental response funds to pay for remedial actions associated with the release or threatened release of certain regulated substances into the environment. These federal and state Superfund laws also establish liability for cleanup costs and damage to the environment resulting from such release or threatened release of regulated substances. The Minnesota Superfund law also creates liability for personal injury and economic loss under certain circumstances. The Company is unable to determine the total impact of the Superfund laws on its operations at this time but has not incurred any significant costs to date related to these laws.

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

      Health Effects of Electric and Magnetic Fields ("EMF"): In 1996 the National Research Council of the National Academy of Sciences, after evaluating more than 500 studies on the effects of EMF, found insufficient evidence to consider electric and magnetic fields a threat to human health. Although research conducted to date has found no conclusive evidence that electric and magnetic fields affect health, a few studies have suggested a possible connection with cancer. The utility industry continues to fund studies. The ultimate impact, if any, of this issue on the Company and the utility industry is impossible to predict.

Capital Expenditures
--------------------
      The Company is continually expanding, replacing and improving its electric utility facilities. During 1996 the Company invested approximately $36,221,000 (including allowance for funds used during construction) for additions to its electric utility properties. During the five years ended December 31, 1996, the Company had gross electric property additions, including construction work in progress, of approximately $135,666,000 and gross retirements of approximately $36,859,000.

      The Company estimates that during the five years 1997 through 2001 it will invest for electric utility construction approximately $127,000,000 (including allowance for funds used during construction). The Company continuously reviews options for increasing its generating capacity, but at this time has no firm plans for additional base load generating plant construction. The majority of electric utility expenditures for the five-year period 1997 through 2001 will be for work related to the Company's transmission and distribution system.

Franchises
----------
      At December 31, 1996, the Company had franchises in all of the 371 incorporated municipalities which it serves. All franchises are nonexclusive and generally were obtained for 20-year terms, with varying expiration dates. No franchises are required to serve unincorporated communities in any of the three states which the Company serves.


                          HEALTH SERVICES OPERATIONS
                          --------------------------
General
-------
      Health Services Operations consists of businesses acquired beginning in 1993 involved in the sale, service, rental, refurbishing and operation of medical imaging equipment and the sale of related supplies and accessories to various medical institutions primarily in the Midwest United States. Two mobile diagnostic medical services companies were acquired in 1996.. The Company derived 17% of its consolidated operating revenues from this segment in 1996, 16% in 1995, and 16% in 1994.

      Subsidiaries comprising Health Services Operations include the following:

      Diagnostic Medical Systems, Inc. ("DMS"), located in Fargo, ND, sells, services and refurbishes diagnostic medical imaging equipment manufactured primarily by Philips Medical Systems ("Philips"), including fluoroscopic, radiographic and mammography equipment, along with ultrasound, computerized tomography ("CT") scanners, magnetic resonance imaging ("MRI") scanners, cardiac cath labs, and radiation therapy equipment for the treatment of cancer. DMS subsidiaries are DMS Leasing, Inc. and Radiographic Supply, Inc. In 1994 DMS entered into a five-year dealer agreement with Philips, which can be terminated by Philips upon eighteen months' notice and certain other circumstances. DMS is also a supplier for Kodak, DuPont, and Fuji in the medical film and accessory business. DMS markets mainly to hospitals, clinics and mobile service companies in North Dakota, South Dakota, Minnesota, Montana and Wyoming. Almost 80% of the hospitals served by DMS have 50 or fewer beds. DMS also offers, through its subsidiaries, mobile CT and MRI service in the Upper Midwest and Central United States.

      DMS Imaging, Inc., a subsidiary of DMS located in Fargo, ND and Bemidji MN, provides mobile diagnostic medical services, including use of diagnostic nuclear medicine, diagnostic ultrasound, diagnostic mammography, computerized axial tomography, and magnetic resonance imaging, and is a distributor of x-ray supplies and accessories to health care facilities throughout the Midwest and Pacific Northwest. Northern Medical Imaging, Inc., acquired in April 1996 and Imaging Plus, Inc. were combined in 1996 to form DMS Imaging, Inc.

      Combined, the Health Service subsidiaries cover the three basics of the medical imaging industry: (1) operating technologists who do the imaging of patients of hospitals and clinics; (2) the equipment function that sells, owns, rents, refurbishes and maintains the imaging machines; and (3) central office specialists who provide scheduling, billing and administrative support.

Competition
-----------
      The market for selling, servicing and operating diagnostic imaging services and imaging systems is highly competitive. In addition to direct competition from other contract providers, the Company competes with free-standing imaging centers and health care providers that have their own diagnostic imaging systems and with equipment manufacturers that sell imaging equipment to health care providers for full-time installation. Some of the Company's direct competitors which provide contract MRI services have access to greater financial resources than the Company. In addition, some of the Company's customers are capable of providing the same services to their patients directly, subject only to their decision to acquire a high-cost diagnostic imaging system, assume the financial risk, and employ the necessary technologies. The Company competes against other contract providers on the basis of quality of services, quality and magnetic field strength of imaging systems, price, availability and reliability.

Capital Expenditures
--------------------
      During 1996 capital expenditures of approximately $16,000,000 were made in Health Services. These capital expenditures were primarily for diagnostic imaging equipment purchased to service mobile imaging routes. Total capital expenditures during the five-year period 1997-2001 are estimated to be $18,000,000.


                           MANUFACTURING OPERATIONS
                           ------------------------
General
-------
      Manufacturing Operations consists of businesses involved in the production of agricultural equipment, plastic pipe extrusion, and metal parts stamping and fabrication. Initial acquisitions of businesses in this segment were made in 1990. No additional companies were acquired in 1996. The Company derived 16% of its consolidated operating revenues from this segment in 1996, 12% in 1995, and 5% in 1994.

      The following is a brief description of each of these businesses:

      Precision Machine of North Dakota, Inc., located in West Fargo, ND, uses computer numerically controlled lathes and milling machines to produce parts for manufacturers.

      Dakota Machine, Inc., located in West Fargo, ND, is primarily engaged in metal fabrication of large equipment that handles or processes sugar beets. Dakota Engineering, Inc., a subsidiary of Dakota Machine, Inc., was formed in 1995 and is engaged in design engineering and construction management, primarily in the sugar industry.

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

      Each of the subsidiaries described above under Health Services and Manufacturing Operations are owned by Mid-States Development, Inc., which is a wholly owned subsidiary of Minnesota Dakota Generating Company ("MDG"). MDG is a wholly owned subsidiary of the Company.

Competition
-----------
      The markets in which the Company's manufacturing entities compete are characterized by intense competition. The various markets the companies compete in have many established manufacturers with broader product lines, greater distribution capabilities, greater capital resources and larger marketing, research and development staffs and facilities than the Company.

The Company believes the principal competitive factors in its manufacturing segment are product performance, quality, price, ease of use, technical innovation, cost effectiveness, customer service and breadth of product line. The Company intends to continue to compete on the basis of its high performance products, innovative technologies, cost effective manufacturing techniques, close customer relations and support and its strategy to increase offerings of products.

Capital Expenditures
--------------------
      During 1996 capital expenditures of approximately $4,600,000 were made in Manufacturing. Total capital expenditures for Manufacturing during the five-year period 1997-2001 are estimated to be approximately $12,000,000.

                           OTHER BUSINESS OPERATIONS
                           -------------------------
General
-------
      The Company's Other Business Operations consists of businesses that are diversified in such areas as electrical and telephone construction contracting, radio broadcasting, waste incinerating, and telephone/cable TV utility. In 1996 Mid-States Development, Inc. acquired four radio stations in the Fargo, North Dakota/Moorhead, Minnesota market area. The Company's telecommunications subsidiary, North Central Utilities, Inc. ("NCU"), acquired two small cable TV systems. On January 2, 1997, NCU acquired The Peoples Telephone Co. of Bigfork in a pooling-of-interests transaction. The Company derived 12% of its consolidated operating revenues from these diversified businesses during 1996, 10% in 1995, and 10% during 1994.

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

      MSB, Inc., located in Fargo, ND, operates one AM and three FM commercial radio stations along with a video production facility.

      Western Minnesota Broadcasting Company, located in Morris, MN, operates an AM and FM commercial radio station.

      Quadrant Co. ("Quadrant") operates a municipal waste burning facility located in Perham, MN. Quadrant continues to provide primary service to one of its two steam customers under an agreement which can be terminated by either party upon one year's prior written notice, and is currently providing backup service to its other steam customer under an agreement that commenced on June 1, 1996 and terminates on May 31, 1998, subject to earlier termination by either party upon 90 days' written notice. Quadrant also continues to burn municipal solid waste for three Minnesota counties under a contract extension which expires April 1, 1997. Two Minnesota counties, representing about 40% of Quadrant's processing capacity, did not renew or extend their contracts for waste incineration which expired in September 1996. Quadrant is in the process of negotiating new waste incineration agreements with the remaining counties and is pursuing additional incineration contracts.

      The Company has invested approximately $3.2 million in plant and equipment in Quadrant. Quadrant represented approximately $2.5 million in sales for 1996 and an insignificant impact on consolidated operating income for the Company. The outcome of current incineration contract negotiations could result in an impairment issue under SFAS 121. The Company is working to obtain prospects for new incineration contracts. The price ranges being considered for the contracts result in a wide variance in estimates of future cash flows, making it difficult to accurately calculate an impairment value at this time. See "Environmental Regulation" below.

      Midwest Information Systems, Inc.("MIS"), headquartered in Parkers Prairie, MN, owns two operating telephone companies serving over 4,000 customers and a cable television company serving approximately 600 customers. MIS is also involved in long-distance transport, fiber-optic transmission facilities, and the sale of direct broadcast satellite television programming and equipment.

      With the exception of Quadrant, which was founded by the Company in 1985, each of these businesses was acquired by the Company since 1989. Quadrant is a wholly owned subsidiary of MDG, which in turn is a wholly owned subsidiary of the Company. MIS is a wholly owned subsidiary of North Central Utilities, Inc., a subsidiary of MDG formed for the purpose of acquiring utility companies. Each of the other subsidiaries described above are owned by Mid-States Development, Inc., which is also a wholly owned subsidiary of MDG.

General Regulation
------------------
      The Company's operating telephone subsidiaries are subject to the regulatory authority of the MPUC regarding rates and charges for telephone services, as well as other matters. The operating telephone subsidiaries must keep on file with the Minnesota DPS schedules of such rates and charges, and any requests for changes in such rates and charges must be filed for approval by the MPUC. The telephone industry is also subject generally to rules and regulations of the Federal Communications Commission ("FCC"). The Company's operating cable television subsidiary is regulated by federal and local authorities. The Company's radio broadcasting subsidiaries are regulated by the FCC.

Environmental Regulation
------------------------
      In recent years, facilities such as Quadrant that burn municipal solid waste have been subjected to increasing state and federal environmental regulation. The Minnesota Pollution Control Agency promulgated rules relating to ash in 1993 and air emissions in 1994. In late 1996, the U.S. Court of Appeals for the District of Columbia Circuit vacated air emission regulations recently adopted by the EPA. EPA has petitioned for a rehearing of the case. Quadrant continues to operate under an expired air emission permit with the permission of the Minnesota Pollution Control Agency and submitted its application for a new air emission permit in April of 1995. Historically the terms of Quadrant's contacts with customers have enabled Quadrant to pass on to its customers much of the cost of environmental compliance. The increasing cost of environmental compliance may adversely affect Quadrant's ability to successfully negotiate the renewal of the contracts discussed above.

Competition
-----------
      Each of the businesses in Other Business Operations is subject to competition, as well as the effects of general economic conditions, in their respective industries.

Capital Expenditures
--------------------
During 1996 capital expenditures of approximately $5,000,000 were made in Other Business Operations. Capital expenditures during the five-year period 1997-2001 are estimated to be approximately $12,000,000 for Other Business Operations.

                                   FINANCING
                                   ---------
      The Company estimates that funds internally generated, combined with funds on hand will be sufficient to meet all sinking fund payments for First Mortgage Bonds in the next five years and to provide for the majority of its estimated 1997-2001 consolidated capital project expenditures. Additional short-term or long-term financing will be required in the period 1997-2001 in connection with a portion of the Company's estimated capital project expenditures, maturity of First Mortgage Bonds ($18,800,000 in 1997) and a Long-Term Lease Obligation ($2,200,000 in 1998), in the event the Company decides to refund or retire early any of its presently outstanding debt or Cumulative Preferred Shares, or for other corporate purposes.

      The foregoing estimates of capital expenditures and funds internally generated may be subject to substantial changes due to unforeseen factors, such as changed economic conditions, competitive conditions, technological changes, new environmental and other governmental regulations, tax law changes, and rate regulation.

      As of December 31, 1996, the Company had unutilized net fundable property available for the issuance of more than $36,000,000 principal amount of additional First Mortgage Bonds and also was entitled to issue in excess of $102,000,000 principal amount of additional Bonds on the basis of Bonds theretofore retired.

      The Company's operating subsidiaries have been responsible for obtaining their own financing after the Company's initial equity investment and have developed financing arrangements with various banks. Historically, the Company has not made or guaranteed loans to its subsidiaries, loaned any subsidiary money or cosigned on any of their borrowing.

      The Company has access to short-term borrowing resources. As of December 31, 1996, the Company and subsidiaries had unused credit lines totaling $21,700,000. The Company had $25,600,000 in short-term borrowings as of December 31, 1996. The subsidiary companies had $7,000,000 of credit lines in use at December 31, 1996, a portion classified as current maturities and a portion classified as long-term debt depending on the terms and nature of use.

                                   EMPLOYEES
                                   ---------
      The Company and its subsidiaries had approximately 1,629 full-time employees at December 31, 1996. A total of 505 employees are represented by local unions of the International Brotherhood of Electrical Workers, of which 430 are employees of the Electrical Operations segment and are covered by a three-year labor contract that was renewed in 1996 and expires November 1, 1999. The Company has never experienced any strike, work stoppage, or strike vote, and regards its present relations with employees as very good.

Forward Looking Information - Safe Harbor Statement
Under the Private Securities Litigation Reform Act of 1995
----------------------------------------------------------
      In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company has filed cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Factors that might cause such differences include, but are not limited to, the factors discussed under "Factors affecting future earnings" on pages 30 through 32 of the Company's 1996 Annual Report to Shareholders, filed as an exhibit hereto. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission.

Item 2.  PROPERTIES
         ----------
     The Coyote Station, which commenced operation in 1981, is a 414,000 kw (nameplate rating) mine-mouth plant located in the lignite coal fields near Beulah, North Dakota and is jointly owned by the Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co. and Northwestern Public Service Company. The Company has a 35% interest in the plant and was the project manager in charge of construction. Montana-Dakota Utilities Co., in whose service territory the plant is located, is the operating manager of the plant.

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

      At December 31, 1996, the Company's transmission facilities, which are interconnected with lines of other public utilities, consisted of 48 miles of 345 kv lines; 363 miles of 230 kv lines; 573 miles of 115 kv lines; and 4,272 miles of lower voltage lines, principally 41.6 kv. The Company owns the uprated portion of the 48 miles of the 345 kv line, with Minnkota Power Cooperative retaining title to the original 230 kv construction.

      All of the Company's electric utility properties, with minor exceptions, are subject to the lien of the Company's Indenture of Mortgage dated July 1, 1936, as amended and supplemented, securing its First Mortgage Bonds.

Item 3.  LEGAL PROCEEDINGS
         -----------------
      Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
      No matters were submitted to a vote of security holders during the three months ended December 31, 1996.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 1, 1997)
         ----------------------------------------------------------
      Set forth below is a summary of the principal occupations and business experience during the past five years of executive officers of the Company:

                       DATES ELECTED
NAME AND AGE             TO OFFICE    PRESENT POSITION AND BUSINESS EXPERIENCE
------------           -------------  ----------------------------------------
John C. MacFarlane (57)     4/8/91    Present: Chairman, President and Chief
                                               Executive Officer

Andrew E. Anderson (57)     4/8/96    Present: Vice President, Finance and
                                               Treasurer
                            4/10/95   Vice President, Finance
                            Prior to
                            4/10/95   Controller

Marlowe E. Johnson (52)     4/12/93   Present: Vice President, Customer
                                               Service, North Dakota
                            Prior to
                            4/12/93   Division Manager, Jamestown

Douglas L. Kjellerup (55)   4/12/93   Present: Vice President, Marketing and
                                               Development
                            Prior to
                            4/12/93   Vice President, Planning and Development

LeRoy S. Larson (51)        4/12/93   Present: Vice President, Customer
                                               Service, Minnesota and
                                               South Dakota
                            4/13/92   Vice President, Division Operations,
                                      Minnesota and South Dakota
                            Prior to
                            4/13/92   Division Manager, Morris

Richard W. Muehlhausen (58) 4/8/96    Present: Senior Vice President,
                                               Corporate Services
                            Prior to
                            4/8/96    Vice President, Corporate Services

Jay D. Myster (58)          4/8/96    Present: Senior Vice President,
                                               Governmental and Legal,
                                               and Corporate Secretary
                            Prior to
                            4/8/96    Vice President, Governmental and Legal,
                                      and Corporate Secretary

Rodney C.H. Scheel (47)    4/10/95    Present: Vice President, Electrical
                           Prior to
                           4/10/95    Director, Information Services

Ward L. Uggerud (47)       4/10/89    Present: Vice President, Operations

Jeffrey J. Legge(40)       4/10/95    Present: Controller
                           Prior to
                           4/10/95    Manager, Tax Department

      The term of office of each of the officers is one year, and there are no arrangements or understanding between individual officers or any other persons pursuant to which he was selected as an officer.

      No family relationships exist between any officers of the Company.


                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------
      The information required by this Item is incorporated by reference to the first sentence under "Stock listing" on Page 52, to "Selected consolidated financial data" on Page 24 and to "Quarterly information" on Page 49, of the Company's 1996 Annual Report to Shareholders, filed as an Exhibit hereto.

      In the April 1, 1996, acquisition of Northern Medical Imaging, Inc. ("NMI"), a Company subsidiary exchanged 107,633 shares of the Company's common stock acquired on the open market and $1,000,000 for all of the outstanding voting common shares of NMI. The issuance of shares of common stock did not involve a public offering and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  SELECTED FINANCIAL DATA
         -----------------------
      The information required by this Item is incorporated by reference to "Selected consolidated financial data" on Page 24 of the Company's 1996 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------
      The information required by this Item is incorporated by reference to "Management's discussion and analysis of financial condition and results of operations" on Pages 25 through 32 of the Company's 1996 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------
      The information required by this Item is incorporated by reference to "Quarterly information" on Page 49 and the Company's audited financial statements on Pages 33 through 49 of the Company's 1996 Annual Report to Shareholders excluding "Report of Management" on Page 33, filed as an Exhibit hereto.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------
      None.


                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------
      The information required by this Item is incorporated by reference from the information under "Nominees for Election as Directors" in the Company's definitive Proxy Statement dated March 14, 1997. The information regarding executive officers is set forth in Item 4A hereto.

Item 11. EXECUTIVE COMPENSATION
         ----------------------
      The information required by this Item is incorporated by reference from the information under "Summary Compensation Table," "Pension and Supplemental Retirement Plans," "Severance Agreements," and "Directors' Compensation" in the Company's definitive Proxy Statement dated March 14, 1997.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------
      The information required by this Item is incorporated by reference from the information under "Outstanding Voting Shares" and "Security Ownership of Management" in the Company's definitive Proxy Statement dated March 14, 1997.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
      None.


                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------
      (a) List of documents filed:

          (1) and (2) See Table of Contents on Page 22 hereof.

          (3) See Exhibit Index on Pages 23 through 29 hereof.

              Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Company are not filed, and in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

      (b) Reports on Form 8-K:

          No reports on Form 8-K have been filed during the quarter ended December 31, 1996.



                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           OTTER TAIL POWER COMPANY


                                           By  A. E. Anderson
                                             -------------------------------
                                                     A. E. Anderson
                                                     Vice President, Finance
                                                     and Treasurer

                                           Dated:  March 28, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title
-------------------
John C. MacFarlane                         )
  Chairman, President and                  )
  Chief Executive Officer                  )
  (principal executive officer)            )
  and Director                             )
                                           )
A. E. Anderson                             )
  Vice President, Finance and Treasurer    )
  (principal financial officer)            )
                                           )
Jeffrey J. Legge                           )
  Controller                               )    By	A. E. Anderson
  (principal accounting officer)           )      ---------------------------
                                           )             A. E. Anderson
                                           )      Pro Se and Attorney-in-Fact
                                           )         Dated March 28, 1997
Thomas M. Brown, Director                  )
                                           )
Dayle Dietz, Director                      )
                                           )
Dennis R. Emmen, Director                  )
                                           )
Maynard D. Helgaas, Director               )
                                           )
Arvid R. Liebe, Director                   )
                                           )
Kenneth L. Nelson, Director                )
                                           )
Nathan I. Partain, Director                )
                                           )
Robert N. Spolum, Director                 )


                           OTTER TAIL POWER COMPANY

                               TABLE OF CONTENTS
                               -----------------
   FINANCIAL STATEMENTS, SUPPLEMENTARY FINANCIAL DATA, SUPPLEMENTAL FINANCIAL
       SCHEDULES INCLUDED IN ANNUAL REPORT (FORM 10-K) FOR THE YEAR ENDED
                               DECEMBER 31, 1996

The following items are included in this annual report by reference to the registrant's Annual Report to Shareholders for the year ended December 31, 1996:

                                                                  Page in
                                                                  Annual
                                                                 Report to
                                                               Shareholders
                                                               ------------
Financial Statements:

Independent Auditors' Report ........................................ 33

Consolidated Balance Sheets, December 31, 1996 and 1995 ........ 34 & 35

Consolidated Statements of Income for the Three Years
Ended December 31, 1996 ............................................. 36

Consolidated Statements of Retained Earnings for the
Three Years Ended December 31, 1996 ................................. 36

Consolidated Statements of Cash Flows for the Three Years
Ended December 31, 1996 ............................................. 37

Consolidated Statements of Capitalization,
December 31, 1996 and 1995 .......................................... 38

Notes to Consolidated Financial Statements ....................... 39-49

Selected Consolidated Financial Data for the Five Years
Ended December 31, 1996 ............................................. 24

Quarterly Data for the Two Years Ended
December 31, 1996 ................................................... 49


Schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes thereto.


                                 Exhibit Index
                                      to
                                 Annual Report
                                 on Form 10-K
                       For Year Ended December 31, 1996

             Previously Filed
         -------------------------
                             As
                           Exhibit
         File No.            No.
         --------          -------

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

4-D-6    33-46070          4-D-11   --Forty-Second Supplemental
                                    Indenture dated as of
                                    December 1, 1990.

4-D-7    33-46070          4-D-12   --Forty-Third Supplemental
                                    Indenture dated as of
                                    February 1, 1991.

4-D-8    33-46070          4-D-13   --Forty-Fourth Supplemental
                                    Indenture dated as of
                                    September 1, 1991

4-D-9    8-K dated         4-D-15   --Forty-Fifth Supplemental
         7/24/92                    Indenture dated as of
                                    July 1, 1992

4-D-10   8-A dated         1        --Rights Agreement, dated as of
         1/28/97                    January 28, 1997, between the
                                    Company and Norwest Bank Minnesota,
                                    National Association

10-A     2-39794           4-C      --Integrated Transmission
                                    Agreement dated August 25,
                                    1967, between Cooperative
                                    Power Association and the
                                    Company.

10-A-1   10-K for year     10-A-1   --Amendment No. 1, dated as
         ended 12/31/92             of September 6, 1979, to
                                    Integrated Transmission
                                    Agreement, dated as of
                                    August 25, 1967, between
                                    Cooperative Power Association
                                    and the Company.

10-A-2   10-K for year     10-A-2   --Amendment No. 2, dated as of
         ended 12/31/92             November 19, 1986, to Integrated
                                    Transmission Agreement between
                                    Cooperative Power Association
                                    and the Company.

10-C-1   2-55813           5-E      --Contract dated July 1, 1958,
                                    between Central Power Electric
                                    Corporation, Inc., and the Company.

10-C-2   2-55813           5-E-1    --Supplement Seven dated
                                    November 21, 1973.
                                    (Supplements Nos. One through
                                    Six have been superseded
                                    and are no longer in effect.)

10-C-3   2-55813           5-E-2    --Amendment No. 1 dated
                                    December 19, 1973, to
                                    Supplement Seven.

10-C-4   10-K for year     10-C-4   --Amendment No. 2 dated
         ended 12/31/91             June 17, 1986, to Supplement
                                    Seven.

10-C-5   10-K for year     10-C-5   --Amendment No. 3 dated
         ended 12/31/92             June 18, 1992, to Supplement
                                    Seven.

10-C-6   10-K for year     10-C-6   --Amendment No. 4 dated
         ended 12/31/93             January 18, 1994, to Supplement
                                    Seven.

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

10-E-4   10-K for year     10-E-4   --Supplement Three dated
         ended 12/31/90             June 6, 1985.

10-E-5   10-K for year     10-E-5   --Supplement No. Four, dated
         ended 12/31/92             as of September 10, 1986.

10-E-6   10-K for year     10-E-6   --Supplement No. Five, dated
         ended 12/31/92             as of January 7, 1993.

10-E-7   10-K for year     10-E-7   --Supplement No. Six, dated
         ended 12/31/93             as of December 2, 1993.

10-F     10-K for year     10-F     --Agreement for Sharing
         ended 12/31/89             Ownership of Generating
                                    Plant by and between the
                                    Company, Montana-Dakota
                                    Utilities Co., and
                                    Northwestern Public Service
                                    Company (dated as of
                                    January 7, 1970).

10-F-1   10-K for year     10-F-1   --Letter of Intent for purchase
         ended 12/31/89             of share of Big Stone Plant from
                                    Northwestern Public Service Company
                                    (dated as of May 8, 1984).

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

10-G-2   10-K for year     10-G-2   --Amendment No. 1, dated as of
         ended 12/31/95             December 27, 1995, to Big
                                    Stone Coal Transportation
                                    Agreement (dated as of
                                    July 18, 1994).

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

10-H-3   10-K for year     10-H-3   --Amendment dated as of
         ended 12/31/89             July 29, 1983, to Agreement
                                    for Sharing Ownership of
                                    Coyote Generating Unit No. 1.

10-H-4   10-K for year     10-H-4   --Agreement dated as of Sept. 5, 1985,
         ended 12/31/92             containing Amendment No. 3 to Agreement
                                    for Sharing Ownership of Coyote
                                    Generating Unit No.1, dated as of
                                    July 1, 1977, and Amendment No. 5 to
                                    Coyote Plant Coal Agreement,
                                    dated as of January 1, 1978.

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

10-I-1   10-K for year     10-I-1   --Addendum, dated as of
         ended 12/31/92             March 10, 1980, to Coyote Plant
                                    Coal Agreement.

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

10-M-5                              --Second Amendment dated as of
                                    May 21, 1996 to Hoot Lake
                                    Coal Transportation Agreement
                                    dated January 15, 1993.*

10-N-1   10-K for year     10-N     --Deferred Compensation Plan
         ended 12/31/91             for Directors, dated
                                    April 9, 1984.**

10-N-2   10-K for year     10-N-2   --Executive Survivor and
         ended 12/31/94             Supplemental Retirement Plan,
                                    as amended.**

10-N-3   10-K for year     10-P     --Form of Severance Agrmnt.**
         ended 12/31/92

10-N-4   10-K for year     10-N-5   --Nonqualified Profit Sharing
         ended 12/31/93             Plan.**

10-N-5   10-K for year     10-N-6   --Nonqualified Retirement
         ended 12/31/93             Savings Plan.**

10-O     10-K for year     10-O     --Dealer Agreement by and
         ended 12/31/93             between DMS and Philips
                                    Medical Systems North
                                    America Company dated
                                    January 18, 1994.

13-A                                --Portions of 1996 Annual
                                    Report to Shareholders
                                    incorporated by reference
                                    in this Form 10-K.

21-A                                --Subsidiaries of Registrant

23                                  --Consent of Deloitte & Touche LLP

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