Form 10-Q
period 1997-03-31
OTTER TAIL POWER CO
filed 1997-05-15
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
 For the quarterly period ended  MARCH 31, 1997
                                      OR

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

            May 1, 1997 - 11,454,361 Common Shares ($5 par value)



                           OTTER TAIL POWER COMPANY

                                    INDEX




Part I. Financial Information                                       Page No.

  Item 1. Financial Statements

    Consolidated Balance Sheets - March 31, 1997 (Unaudited)
    and December 31, 1996                                              2 & 3

    Consolidated Statements of Income - Three Months
    Ended March 31, 1997 and 1996 (Unaudited)                              4

    Consolidated Statements of Cash Flows - Three Months
    Ended March 31, 1997 and 1996 (Unaudited)                              5

    Notes to Consolidated Financial Statements (Unaudited)             6 & 7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       7, 8 & 9


Part II. Other Information

  Item 2. Changes in Securities                                            9

  Item 6. Exhibits and Reports on Form 8-K                                 9


Signatures                                                                 9


                             Part I.  Financial Information

Item 1. Financial Statements

                                Otter Tail Power Company
                              Consolidated Balance Sheets

                                        -Assets-

                                                              March 31,    December 31,
                                                                 1997         1996
                                                                ------       ------
                                                                    (Unaudited)
                                                              (Thousands of dollars)
Plant:
  Electric plant in service                                    $743,884     $742,065
  Subsidiary companies                                          104,336       93,975
                                                               --------     --------
    Total                                                       848,220      836,040
  Less accumulated depreciation and amortization                338,531      327,672
                                                               --------     --------
                                                                509,689      508,368
  Construction work in progress                                  15,089       11,470
                                                               --------     --------
    Net plant                                                   524,778      519,838
                                                               --------     --------

Investments                                                      19,743       19,880
                                                               --------     --------
Intangibles -- net                                               22,219       21,954
                                                               --------     --------
Other assets                                                      6,544        6,553
                                                               --------     --------

Current assets:
  Cash and cash equivalents                                       3,160        1,229
  Temporary cash investments                                         --           --
  Accounts receivable:
    Trade - net                                                  34,755       32,590
    Other                                                         3,734        5,018
  Materials and supplies:
    Fuel                                                          2,913        3,220
    Inventory, materials and operating supplies                  26,276       23,778
  Deferred income taxes                                           4,674        4,550
  Accrued utility revenues                                        4,248        5,349
  Other                                                           4,936        4,537
                                                               --------     --------
    Total current assets                                         84,696       80,271
                                                               --------     --------

Deferred debits:
  Unamortized debt expense and reacquisition premiums             4,105        4,270
  Regulatory assets                                               5,822        5,866
  Other                                                           2,706        3,655
                                                               --------     --------
    Total deferred debits                                        12,633       13,791
                                                               --------     --------

      Total                                                    $670,613     $662,287
                                                               ========     ========

              See accompanying notes to consolidated financial statements

                                          -2-

                                Otter Tail Power Company
                              Consolidated Balance Sheets

                                     -Liabilities-

                                                              March 31,    December 31,
                                                                 1997         1996
                                                                ------       ------
                                                                    (Unaudited)
                                                              (Thousands of dollars)
Capitalization
  Common shares, par value $5 per share - authorized
   25,000,000 shares; outstanding 1997 -- 11,452,656;
   and 1996 -- 11,214,652 shares                                $57,263      $56,073
  Premium on common shares                                       32,376       31,271
  Retained earnings                                             111,980      105,882
                                                               --------     --------
    Total                                                       201,619      193,226

  Cumulative preferred shares - authorized 1,500,000
   shares without par value; outstanding 1997
   and 1996, 388,311 shares
    Subject to mandatory redemption                              18,000       18,000
    Other                                                        20,831       20,831

  Cumulative preference shares - authorized 1,000,000
   shares without par value;  outstanding - none                     --           --

  Long-term debt                                                164,662      160,492
                                                               --------     --------
    Total capitalization                                        405,112      392,549
                                                               --------     --------

Current liabilities
  Short-term debt                                                17,200       25,600
  Sinking fund requirements and current maturities               48,003       42,136
  Accounts payable                                               22,803       26,587
  Accrued salaries and wages                                      2,776        3,847
  Federal and state income taxes accrued                          6,617        2,031
  Other taxes accrued                                            12,759       12,043
  Interest accrued                                                2,056        3,622
  Other                                                           2,623        2,822
                                                               --------     --------
    Total current liabilities                                   114,837      118,688
                                                               --------     --------

Noncurrent liabilities                                           16,867       16,688
                                                               --------     --------

Deferred credits
  Accumulated deferred income taxes                              98,961       98,498
  Accumulated deferred investment tax credit                     19,558       19,818
  Regulatory liabilities                                         13,093       13,283
  Other                                                           2,185        2,763
                                                               --------     --------
    Total deferred credits                                      133,797      134,362
                                                               --------     --------
      Total                                                    $670,613     $662,287
                                                               ========     ========

              See accompanying notes to consolidated financial statements

                                          -3-


                                Otter Tail Power Company
                            Consolidated Statements of Income
                                       (Unaudited)

                                                                  Three months ended
                                                                       March 31
                                                                  1997          1996
                                                                 ------        ------
                                                                (Thousands of dollars)
Operating revenues
  Electric                                                      $ 58,400      $ 57,031
  Health services                                                 15,390        10,015
  Manufacturing                                                   12,184        14,350
  Other business operations                                        5,796         6,994
                                                                --------      --------
    Total operating revenues                                      91,770        88,390

Operating expenses
  Production fuel                                                  7,992         8,592
  Purchased power                                                  7,373         7,107
  Electric operation and maintenance expenses                     16,545        16,601
  Cost of goods sold                                              20,701        21,662
  Other nonelectric expenses                                      10,456         7,097
  Depreciation and amortization                                    6,325         5,561
  Property taxes                                                   3,098         2,938
                                                                --------      --------
    Total operating expenses                                      72,490        69,558

Operating income
  Electric                                                        18,052        16,902
  Health services                                                  1,272           560
  Manufacturing                                                      978         1,712
  Other business operations                                       (1,022)         (342)
                                                                --------      --------
    Total operating income                                        19,280        18,832

Other income and deductions - net                                  1,122           486
Interest charges                                                   4,537         3,691
                                                                --------      --------
Income before income taxes                                        15,865        15,627
Income taxes                                                       5,631         5,595
                                                                --------      --------
Net income                                                        10,234        10,032
  Preferred dividend requirements                                    589           590
                                                                --------      --------
Earnings available for common shares                            $  9,645      $  9,442
                                                                ========      ========
Earnings per average common share                                  $0.85         $0.84
                                                                ========      ========

Average number of common shares outstanding                   11,409,916    11,180,136

Dividends per common share                                        $0.465         $0.45


              See accompanying notes to consolidated financial statements

                                          -4-


                                    Otter Tail Power Company
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                            Three months ended
                                                                                 March 31
                                                                             1997        1996
                                                                            ------      ------
                                                                          (Thousands of dollars)
Cash flows from operating activities:
Net income                                                                 $ 10,234    $ 10,032
  Adjustments to reconcile net income to net cash
   Provided by operating activities:
    Depreciation and amortization                                             9,851       7,583
    Deferred investment tax credit - net                                       (294)       (294)
    Deferred income taxes                                                      (498)       (898)
    Change in deferred debits and other assets                                  751       1,662
    Change in noncurrent liabilities and deferred credits                      (400)        248
    Allowance for equity (other) funds used during construction                   0         (62)
    (Gains)/Losses from investments and disposal of noncurrent assets          (906)         11
  Cash provided by (used for) current assets & current liabilities:
    Change in receivables, materials and supplies                            (2,809)        420
    Change in other current assets                                              708      (2,288)
    Change in payables and other current liabilities                         (3,748)     (6,283)
    Change in interest and income taxes payable                               3,021       4,389
                                                                           --------    --------
      Net cash provided by operating activities                              15,910      14,520

Cash flows from investing activities:
  Gross capital expenditures                                                (10,497)    (11,812)
  Proceeds from disposal of noncurrent assets                                   485       1,229
  Purchase of businesses, net of cash acquired                                    0        (221)
  Change in temporary cash investments                                            0       1,102
  Purchases of marketable securities                                             (5)          0
  Proceeds from sales of marketable securities                                  313           0
  Change in other investments                                                   527      (4,070)
                                                                           --------    --------
    Net cash used in investing activities                                    (9,177)    (13,772)

Cash flows from financing activities:
  Change in short-term debt - net                                            (8,400)          0
  Proceeds from issuance of common stock                                      2,311           0
  Proceeds from issuance of long-term debt                                   20,258      24,572
  Payments for retirement of long-term debt                                 (13,072)    (16,797)
  Dividends paid                                                             (5,899)     (5,621)
                                                                           --------    --------
    Net cash provided by (used in) financing activities                      (4,802)      2,154

Net change in cash and cash equivalents                                       1,931       2,902

Cash and cash equivalents at beginning of year                                1,229       1,867
                                                                           --------    --------
Cash and cash equivalents at March 31                                      $  3,160    $  4,769
                                                                           ========    ========

Supplemental cash flow information
  Cash paid for interest and income taxes:
    Interest (net of amount capitalized)                                   $  5,817    $  5,217
    Income taxes                                                           $  1,846    $    749

                  See accompanying notes to consolidated financial statements

                                              -5-



                           OTTER TAIL POWER COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

The Company, in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for the periods. The financial statements for 1997 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1996, 1995, and 1994 included in the Company's 1996 Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, the earnings for the three-month period ended March 31, 1997, should not be taken as an indication of earnings for all or any part of the balance of the year.

On January 2, 1997, the Company's telecommunications subsidiary, North Central Utilities, Inc., acquired all of the outstanding common stock of The Peoples Telephone Co. of Bigfork (Peoples) in exchange for 163,758 newly issued shares of the Company's common stock and $209,000 in cash in a pooling-of-interests transaction. The acquisition has no significant pro forma effect on the Company's balance sheet, operating revenues, net income, or earnings per share for 1996. Therefore, the 1996 financial statements included in this report have not been restated to reflect the effect of the pooling. The following table shows the effect of the pooling on the equity section of the Company's balance sheet on January 2, 1997:

                             Common            Premium
                             Shares           on Common  Retained    Total
                           Outstanding   Par    Shares   Earnings   Equity
                           ----------- ------- --------- --------  --------
                                             (dollars in thousands)
Otter Tail Power Company   11,214,652  $56,073  $31,271  $105,882  $193,226
Peoples                                     21              2,121     2,142
Shares Issued                 163,758      819
Adjustments for:
  Par value of new shares                  (21)    (798)
  Cash paid for Peoples shares                     (209)
                           ----------  -------  -------  --------  --------
Combined                   11,378,140  $56,892  $30,264  $108,003  $195,368
                           ==========  =======  =======  ========  ========

The net amount of cash used of ($209,000) and cash acquired of $36,000 in the pooling is included in the Company's Statement of Cash Flows for the three months ended March 31, 1997, under "Proceeds from issuance of common stock."

Additional common stock issuances in the first quarter of 1997 include 41,055 shares issued under the Company's Automatic Dividend Reinvestment and Share Purchase Plan, 30,561 shares issued to the Company's leveraged employee stock ownership plan and 2,630 shares as a bonus to a consultant.

Quadrant Co. is currently processing solid waste for four Minnesota counties under the terms of new waste incineration agreements which are designed to provide the volume of waste needed for Quadrant to generate positive future cash flows. If the anticipated volume of waste does not materialize, an impairment to the carrying value of the Quadrant Plant is still possible in 1997.

Spring Storm and Floods
-----------------------
An early Spring ice storm and blizzard which hit the Company's electric service territory on April 5, 6 and 7 of 1997 causing an estimated $3 million worth of damage to the Company's electric transmission and distribution system is not expected to have a significant impact on second quarter operating income. A portion of the repair costs will be charged to the reserve for storm damage. The remainder of the costs related to replacement of damaged facilities will be capitalized to the extent such costs are an improvement to the system. Flooding in the Red River Valley was mostly concentrated in areas not served by the Company and, therefore, is not expected to have a significant impact on future earnings.

Forward Looking Information - Safe Harbor Statement
Under the Private Securities Litigation Reform Act of 1995
----------------------------------------------------------
In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company has filed cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Factors that might cause such differences include, but are not limited to, the factors discussed under "Factors affecting future earnings" on pages 30-32 of the Company's 1996 Annual Report to Shareholders, which is incorporated by reference in the Company's Form 10-K for the fiscal year ended December 31, 1996. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Position
--------------------------------------
Cash provided by operating activities of $15,910,000 as shown on the Consolidated Statement of Cash Flows for the three months ended March 31, 1996, combined with funds on hand of $1,229,000 at December 31, 1996, allowed the Company to finance its first quarter electric utility capital expenditures and pay dividends. Additionally, cash flows from electric utility operations, which are higher in the first quarter due to seasonal sales increases and the timing of tax payments, provided the cash used to decrease the balance of short-term debt outstanding in the first quarter of 1997. At March 31, 1997, the Company had $20,177,000 available in unused lines of credit which could be used to supplement cash needs. The Company estimates that funds internally generated, combined with funds on hand, will be sufficient to meet all sinking fund payments for First Mortgage Bonds in the next five years and to provide for its estimated 1997-2001 consolidated capital project expenditures.

Additional short-term or long-term financing will be required in the period 1997-2001 in connection with the maturity of First Mortgage Bonds and a Long-Term Lease Obligation ($21,000,000), in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, or for other corporate purposes. Proceeds from the issuance of long-term debt net of payments for the retirement of long-term debt of $7,186,000, for the three months ended March 31, 1997, were used to finance capital expenditures at the Company's subsidiaries and also reflect increases in subsidiary credit line balances required to meet first quarter operating needs due to seasonal fluctuations in cash flows.

The increase in subsidiary company plant is mainly due to the acquisition of Peoples. The increase in construction work in progress is due to new construction and capital expenditures at the electric utility, mainly in the production, transmission and general plant areas. The net increase in cash and cash equivalents is due to the timing of cash receipts and payments at the subsidiary company level at the end of March 1997.

The increase in trade receivables reflects an increase in receivables in the manufacturing segment as a result of one of the manufacturing companies delivering product to its customers on a delayed payment dating plan. The decrease in other receivables is due to the timing of payments received from the Company's Big Stone Plant partners. The increase in inventory, materials and operating supplies reflects a build up of finished goods at one of the Company's manufacturing subsidiaries to accommodate a major customers' delivery and production schedule. The decrease in other deferred debits reflects increased allocation of deferred overhead costs to electric construction activity in the first quarter of 1997.

A major portion of the increase in long-term debt is due to the addition of Peoples long-term debt in the first quarter of 1997. The remainder of the increase in long-term debt along with the increase in sinking fund requirements and current maturities reflects increases in the subsidiary Company's credit line balances to meet first quarter operating needs, mainly in the manufacturing segment. Accounts payable decreased due to a normal seasonal decline at the electric utility. Accrued salaries and wages decreased as a result of the payment of 1996 accrued employee incentives. The increase in federal and state income taxes accrued resulted from the timing of first quarter estimated tax payments which are not due until April. The reduction in interest accrued was caused by the timing of bond interest payments, the majority of which are due in the first and third quarters.

Material Changes in Results of Operations
-----------------------------------------
The 2.4% increase in electric operating revenues for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is due to increases of 3.7% in retail revenues and 17.6% in other electric revenue offset by a 19.6% decrease in revenue from noncontractual power pool sales. The increase in retail revenue is mainly due to an increase in cost-of-energy revenue related to recovery of the costs of power purchased for sale to retail customers in late 1996 and early 1997. Increases in transmission service charge revenue and rental income contributed to the increase in other electric revenue. The decrease in revenue from noncontractual power pool sales is the result of the Company having less energy to market due to generation cutbacks related to delayed coal shipments caused by the blizzards of 1997 and to Big Stone Plant equipment problems. These factors also contributed to the 7.0% decrease in production fuel expense and the 3.7% increase in purchased power costs for the three months ended March 31, 1997, as compared to the same period a year ago.

The breakdown of cost of goods sold and other nonelectric expenses by business segments other than electric are as follows:

                                             3 months ended
                             Cost of goods sold Other nonelectric expenses
                             ------------------ --------------------------
                                1997      1996            1997      1996
                               ------    ------          ------    ------
                                             (in thousands)
  Health services             $ 7,980   $ 6,038         $ 6,006   $ 3,288
  Manufacturing               $ 9,514   $10,967         $ 1,554   $ 1,553
  Other business operations   $ 3,207   $ 4,657         $ 2,896   $ 2,256
                              -------   -------         -------   -------
    Total                     $20,701   $21,662         $10,456   $ 7,097
                              =======   =======         =======   =======

The increase in health services operating revenue for the quarter ended March 31, 1997, as compared to the same period a year ago reflects additional revenues in 1997 related to the acquisitions of Radiographic Supply in February 1996, and Northern Medical Imaging in April 1996. While revenue from health services is up 54% the cost of goods sold in this segment shows an increase of only 32% for the three months ended March 31, 1997, as compared to the same period in 1996, as a result of increased revenues related to diagnostic imaging services. The 83% increase in health services other nonelectric expenses in the first quarter of 1997 over the first quarter of 1996 is primarily associated with 1996 acquisitions.

The decrease in manufacturing operating revenue of 15% and cost of goods sold of 13% for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, is mainly due to the delayed shipment of finished goods to a major customer of one of the Company's manufacturing companies in order to accommodate that customer's delivery and production schedule. The manufacturing company maintained its production schedule in order to optimize the use of its plant capacity which, in conjunction with stable operations at the Company's other manufacturing companies, resulted in the same level of other nonelectric expenses in this segment in the first quarter of 1997 as were recorded in the first quarter of 1996.

The decrease in other business operations revenue for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is mainly due to a seasonal decline in revenue and reductions in material cost pass through billings by the Company's construction subsidiaries slightly offset by increases in media and telecommunications revenue due to the acquisitions of several radio stations in 1996 and Peoples in January 1997. The decreases in construction activity and material cost pass through billings are the main factors contributing to the decrease in cost of goods sold from other business operations for the comparable periods. Other nonelectric expenses in other business operations increased for the three months ended March 31, 1997, as compared to the same period a year ago, as a result of the radio stations and Peoples acquisitions.

The increase in depreciation and amortization expense for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is related to electric utility property additions including upgrades made to Big Stone Plant in 1996, and increased depreciation at Quadrant and the acquisition of Peoples in 1997.

The increase in property taxes for the three months ended March 31, 1997, as compared to the same period in 1996, is due to increases in South Dakota property taxes as a result of Big Stone Plant's 1996 property additions.

The increase in other income and deductions - net for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, reflects the recognition of $250,000 in realized gains on the sale of marketable securities classified as available-for-sale and the recognition of $360,000 in unrealized gains on marketable securities classified as trading in the first quarter of 1997.


                          PART II. OTHER INFORMATION
                          --------------------------

Item 2. Changes in Securities
        ---------------------
On January 2, 1997, the Company issued 163,758 shares of common stock in connection with the acquisition of Peoples. The issuance of such shares did not involve a public offering and therefore was exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended (the "Act").

On January 8, 1997, the Company issued 2,630 shares of common stock as a stock bonus to a consultant. The issuance of such shares did not constitute a "sale" within the meaning of Section 2(3) of the Act.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
a) Exhibits:

   23  Consent of Deloitte & Touche LLP

   27  Financial Data Schedule

b) Report on Form 8-K.

   A report on Form 8-K was filed on January 27, 1997, relating to the Rights Agreement dated January 27, 1997, between the Company and Norwest Bank Minnesota, National Association.


                                  SIGNATURES
                                  ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  OTTER TAIL POWER COMPANY


                              By:        Jeff Legge
                                  ------------------------
                                         Jeff Legge
                                         Controller
                       (Chief Accounting Officer/Authorized Officer)

Dated: May 15, 1997
       ------------