Form 10-Q
period 1997-06-30
OTTER TAIL POWER CO
filed 1997-08-14
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
 For the quarterly period ended  JUNE 30, 1997
                                      OR

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

           August 1, 1997 - 11,651,776 Common Shares ($5 par value)



                           OTTER TAIL POWER COMPANY
                           ------------------------
                                    INDEX
                                    -----


Part I. Financial Information                                       Page No.

  Item 1. Financial Statements

    Consolidated Balance Sheets - June 30, 1997
    and December 31, 1996 (Unaudited)                                  2 & 3

    Consolidated Statements of Income - Three and Six Months
    Ended June 30, 1997 and 1996 (Unaudited)                               4

    Consolidated Statements of Cash Flows - Six Months
    Ended June 30, 1997 and 1996  (Unaudited)                              5

    Notes to Consolidated Financial Statements (Unaudited)          6, 7 & 8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  8, 9, 10 & 11


Part II. Other Information

  Item 2. Changes in Securities                                           11

  Item 4. Submission of Matters to a Vote of Security Holders             11

  Item 6. Exhibits and Reports on Form 8-K                                11


Signatures                                                                12

                             Part I.  Financial Information
                             ------------------------------
Item 1. Financial Statements
        --------------------
                                Otter Tail Power Company
                              Consolidated Balance Sheets
                                      (Unaudited)

                                        -Assets-

                                                               June 30,    December 31,
                                                                 1997          1996
                                                                ------        ------
                                                                            (Restated)
                                                               (Thousands of dollars)
Plant:
  Electric plant in service                                    $747,503      $742,065
  Subsidiary companies                                          108,110        94,701
                                                               --------      --------
    Total                                                       855,613       836,766
  Less accumulated depreciation and amortization                347,900       327,855
                                                               --------      --------
                                                                507,713       508,911
  Construction work in progress                                  20,347        11,470
                                                               --------      --------
    Net plant                                                   528,060       520,381
                                                               --------      --------
Investments                                                      21,302        19,880
                                                               --------      --------
Intangibles -- net                                               21,801        21,954
                                                               --------      --------
Other assets                                                      6,589         6,553
                                                               --------      --------

Current assets:
  Cash and cash equivalents                                       2,928         2,094
  Temporary cash investments                                        --            --
  Accounts receivable:
    Trade - net                                                  35,764        32,603
    Other                                                         4,233         5,021
  Materials and supplies:
    Fuel                                                          3,071         3,220
    Inventory, materials and operating supplies                  25,309        24,247
  Deferred income taxes                                           4,780         4,550
  Accrued utility revenues                                        3,337         5,349
  Other                                                           5,278         4,524
                                                               --------      --------
    Total current assets                                         84,700        81,608
                                                               --------      --------
Deferred debits:
  Unamortized debt expense and reacquisition premiums             4,044         4,270
  Regulatory assets                                               5,777         5,866
  Other                                                           3,989         3,655
                                                               --------      --------
    Total deferred debits                                        13,810        13,791
                                                               --------      --------
      Total                                                    $676,262      $664,167
                                                               ========      ========

              See accompanying notes to consolidated financial statements

                                         - 2 -


                                Otter Tail Power Company
                              Consolidated Balance Sheets
                                      (Unaudited)

                                     -Liabilities-
                                                               June 30,    December 31,
                                                                 1997          1996
                                                                ------        ------
                                                                            (Restated)
                                                               (Thousands of dollars)
Capitalization:
  Common shares, par value $5 per share - authorized
   25,000,000 shares; outstanding 1997 -- 11,650,180;
   and 1996 -- 11,372,298 shares                               $ 58,251      $ 56,861
  Premium on common shares                                       32,856        30,683
  Retained earnings                                             112,204       106,589
                                                               --------      --------
       Total                                                    203,311       194,133

  Cumulative preferred shares - authorized 1,500,000
   shares without par value; outstanding 1997
   and 1996, 388,311 shares
    Subject to mandatory redemption                              18,000        18,000
    Other                                                        20,831        20,831

  Cumulative preference shares - authorized 1,000,000
   shares without par value;  outstanding - none                    --            --

  Long-term debt                                                162,726       160,704
                                                               --------      --------
    Total capitalization                                        404,868       393,668
                                                               --------      --------

Current liabilities:
  Short-term debt                                                28,200        25,600
  Sinking fund requirements and current maturities               46,449        42,218
  Accounts payable                                               27,284        27,260
  Accrued salaries and wages                                      3,168         3,847
  Federal and state income taxes accrued                          1,310         2,031
  Other taxes accrued                                             8,491        12,048
  Interest accrued                                                3,637         3,622
  Other                                                           3,334         2,822
                                                               --------      --------
    Total current liabilities                                   121,873       119,448
                                                               --------      --------

Noncurrent liabilities                                           16,369        16,688
                                                               --------      --------

Deferred credits:
  Accumulated deferred income taxes                              98,498        98,498
  Accumulated deferred investment tax credit                     19,264        19,818
  Regulatory liabilities                                         12,902        13,283
  Other                                                           2,488         2,764
                                                               --------      --------
    Total deferred credits                                      133,152       134,363
                                                               --------      --------
      Total                                                    $676,262      $664,167
                                                               ========      ========

              See accompanying notes to consolidated financial statements

                                        - 3 -

                                         Otter Tail Power Company
                                    Consolidated Statements of Income
                                               (Unaudited)


                                                        Three months ended            Six months ended
                                                              June 30                      June 30
                                                         1997         1996           1997         1996
                                                        ------       ------         ------       ------
                                                                   (Restated)                  (Restated)
                                                       (Thousands of dollars)      (Thousands of dollars)
Operating revenues:
  Electric                                             $ 45,426     $ 44,787       $103,826     $101,818
  Health services                                        15,019       17,056         30,409       27,071
  Manufacturing                                          20,482       17,556         35,185       33,726
  Other business operations                              10,169       12,117         15,965       19,111
                                                       --------     --------       --------     --------
    Total operating revenues                             91,096       91,516        185,385      181,726

Operating expenses:
  Production fuel                                         6,630        7,009         14,622       15,601
  Purchased power                                         5,668        5,390         13,041       12,497
  Other electric operation and maintenance expenses      18,663       15,879         35,208       32,480
  Cost of goods sold                                     30,242       31,068         52,381       53,088
  Other nonelectric expenses                             11,261       10,950         22,328       19,374
  Depreciation and amortization                           6,349        5,618         12,684       11,190
  Property taxes                                          2,485        3,061          5,583        5,999
                                                       --------     --------       --------     --------
    Total operating expenses                             81,298       78,975        155,847      150,229

Operating income:
  Electric                                                6,637        8,545         24,689       25,446
  Health services                                           225        1,106          1,497        1,666
  Manufacturing                                           2,125        2,318          3,563        4,155
  Other business operations                                 811          572           (211)         230
                                                       --------     --------       --------     --------
    Total operating income                                9,798       12,541         29,538       31,497

Other income and deductions - net                         1,702          417          2,825          912
Interest charges                                          4,596        4,001          9,138        7,699
                                                       --------     --------       --------     --------
Income before income taxes                                6,904        8,957         23,225       24,710
Income taxes                                              1,511        2,720          7,142        8,315
                                                       --------     --------       --------     --------
Net income                                                5,393        6,237         16,083       16,395
Preferred dividend requirements                             590          589          1,179        1,179
                                                       --------     --------       --------     --------
Earnings available for common shares                   $  4,803     $  5,648       $ 14,904     $ 15,216
                                                       ========     ========       ========     ========
Earnings per average common share                         $0.41        $0.50          $1.29        $1.34
                                                       ========     ========       ========     ========

Average number of common shares outstanding          11,620,738   11,337,782     11,594,150   11,337,782

Dividends per common share                               $0.465        $0.45         $0.930        $0.90

           See accompanying notes to consolidated financial statements


                                                  - 4 -

                                  Otter Tail Power Company
                           Consolidated Statements of Cash Flows
                                        (Unaudited)
                                                                       Six months ended
                                                                           June 30,
                                                                      1997          1996
                                                                    --------      --------
                                                                                 (Restated)
                                                                    (Thousands of dollars)
Cash flows from operating activities:
Net income                                                          $ 16,083      $ 16,395
  Adjustments to reconcile net income to net cash
   Provided by operating activities:
     Depreciation and amortization                                    19,895        16,265
     Deferred investment tax credit - net                               (588)         (588)
     Deferred income taxes                                            (1,523)       (1,424)
     Change in deferred debits and other assets                         (337)        4,109
     Change in noncurrent liabilities and deferred credits              (595)         (779)
     Allowance for equity (other) funds used during construction          --          (143)
     (Gains) from investments and disposal of noncurrent assets       (1,620)           (8)
   Cash provided by (used for) current assets & current liabilities:
     Change in receivables, materials and supplies                    (3,025)       (3,962)
     Change in other current assets                                    1,265        (1,324)
     Change in payables and other current liabilities                 (3,330)       (3,507)
     Change in interest and income taxes payable                        (706)        1,288
                                                                    --------      --------
       Net cash provided by operating activities                      25,519        26,322

Cash flows from investing activities:
  Gross capital expenditures                                         (22,108)      (28,213)
  Proceeds from disposal of noncurrent assets                            909         1,294
  Purchase of businesses, net of cash acquired                            --        (7,859)
  Change in temporary cash investments                                    --         2,160
  Purchases of marketable securities                                      (5)           --
  Proceeds from sales of marketable securities                           313            --
  Change in other investments                                         (1,131)       (4,926)
                                                                    --------      --------
    Net cash used in investing activities                            (22,022)      (37,544)

Cash flows from financing activities:
  Change in short-term debt - net                                      2,600        12,750
  Proceeds from issuance of common stock                               3,578            --
  Proceeds from issuance of long-term debt                            40,866        53,643
  Payments for retirement of long-term debt                          (37,477)      (44,243)
  Dividends paid                                                     (12,230)      (11,404)
                                                                    --------      --------
    Net cash provided by (used in) financing activities               (2,663)       10,746

Net change in cash and cash equivalents                                  834          (476)

Cash and cash equivalents at beginning of year                         2,094         2,419
                                                                    --------      --------
Cash and cash equivalents at June 30                                $  2,928      $  1,943

Supplemental cash flow information
  Cash paid for interest and income taxes:
    Interest (net of amount capitalized)                            $  8,710      $  7,468
    Income taxes                                                    $  9,984      $  9,591

                See accompanying notes to consolidated financial statements

                                           - 5 -


                           OTTER TAIL POWER COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 (Unaudited)

The Company, in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for the periods. The financial statements for 1997 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1996, 1995, and 1994 included in the Company's 1996 Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, the earnings for the three-month and six-month periods ended June 30, 1997, should not be taken as an indication of earnings for all or any part of the balance of the year.

On January 2, 1997, the Company's telecommunications subsidiary, North Central Utilities, Inc., acquired all of the outstanding common stock of The Peoples Telephone Co. of Bigfork (Peoples) in exchange for 163,758 newly issued shares of the Company's common stock and $209,000 in cash in a pooling of interests transaction. The acquisition has no significant pro forma effect on the Company's balance sheet, operating revenues, net income, or earnings per share for 1996. Therefore, the 1996 financial statements included in this report have not been restated to reflect the effect of the pooling. The following table shows the effect of the pooling on the equity section of the Company's balance sheet on January 2, 1997:

                            Common             Premium
                            Shares            on Common  Retained    Total
                         Outstanding     Par    Shares   Earnings   Equity
                         -----------   -------  -------  --------  --------
                                              (dollars in thousands)
Otter Tail Power Company  11,372,298   $56,861  $30,683  $106,589  $194,133
Peoples                                     21              2,121     2,142
Shares Issued                163,758       819                          819
Adjustments for:
 Par value of new shares                   (21)    (798)               (819)
 Cash paid for Peoples shares                      (209)               (209)
                          ----------   -------  -------  --------  --------
Combined                  11,536,056   $57,680  $29,676  $108,710  $196,066
                          ==========   =======  =======  ========  ========

The net amount of cash used of ($209,000) and cash acquired of $36,000 in the pooling is included in the Company's Statement of Cash Flows for the six months ended June 30, 1997, under "Proceeds from issuance of common stock."

On June 30, 1997, the Company's subsidiary, Mid-States Development, Inc, acquired all of the outstanding common stock of Chassis Liner Corporation (Chassis Liner) in exchange for 157,646 newly issued shares of the Company's common stock. Chassis Liner is a manufacturer of auto and truck frame straightening equipment with facilities in Alexandria and Lucan, Minnesota. The acquisition has been accounted for as a pooling of interests. Because the acquisition has a significant pro forma effect on 1996 results, the Company's prior period consolidated financial statements presented herein have been restated to include Chassis Liner.

The impact of Chassis Liner on the Company's consolidated statements of income and cash flows for the periods ending June 30, 1996, is presented in the table below:

                                                                  Otter Tail
                                             Otter Tail              Power
                                                Power    Chassis    Company
(in thousands)                                 Company    Liner    Combined
----------------------------------------------------------------------------
For the three months ended June 30, 1996:
  Revenue                                     $ 89,588   $ 1,928   $ 91,516
  Operating Income                            $ 12,293   $   248   $ 12,541
  Net income                                  $  5,980   $   257   $  6,237

For the six months ended June 30, 1996:
  Revenue                                     $177,978   $ 3,748   $181,726
  Operating Income                            $ 31,124   $   373   $ 31,497
  Net income                                  $ 16,012   $   383   $ 16,395

For the six months ended June 30, 1996:
  Net cash provided by operating activities   $ 26,182   $   140   $ 26,322
  Net cash used in investing activities        (37,523)      (21)   (37,544)
  Net cash provided by (used in)
   financing activities                         10,918      (172)    10,746
                                              --------   -------   --------
  Net change in cash and cash equivalents         (423)      (53)      (476)
  Cash and cash equivalents
   at beginning of 1996                          1,867       552      2,419
                                              --------   -------   --------
  Cash and cash equivalents at June 30, 1996  $  1,444   $   499   $  1,943


Prior to the acquisition, Chassis Liner was an S Corporation and, consequently, was not subject to federal or state income taxes. The pro forma income tax provision for Chassis Liner that would have been reported by the Company as an additional provision to its historical tax expense had Chassis Liner not been an S Corporation prior to the acquisition is $99,000 and $103,000 for the three month periods ended June 30, 1997 and 1996, respectively, and $281,000 and $153,000 for the six month periods ended June 30, 1997 and 1996, respectively, based on a tax rate of 40%.

Additional common stock issuances in the first six months of 1997 include 80,933 shares issued under the Company's Automatic Dividend Reinvestment and Share Purchase Plan, 30,561 shares issued to the Company's leveraged employee stock ownership plan and 2,630 shares issued as a bonus to a consultant.

Quadrant Co. is currently processing solid waste for three Minnesota counties under the terms of a new waste incineration agreement. If the anticipated volumes of waste needed to generate sufficient positive future cash flows do not materialize, an impairment to the carrying value of the Quadrant Plant is still possible in 1997.

Spring Storm and Floods
-----------------------
An early Spring ice storm and blizzard which hit the Company's electric service territory on April 5, 6 and 7 of 1997 causing approximately $4 million worth of damage to the Company's electric transmission and distribution system did not have a significant impact on 1997 second quarter operating income. A significant portion of the costs related to replacement of damaged facilities are being capitalized to the extent such replacements are an improvement to the system. Storm related outages in portions of the Company's service territory resulted in some lost revenue, however, the impact is not believed to be material. Flooding in the Red River Valley was mostly concentrated in areas not served by the Company and, therefore, is not expected to have a significant impact on future earnings.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------

Material Changes in Financial Position
--------------------------------------
Cash provided by operating activities of $25,519,000 as shown on the Consolidated Statement of Cash Flows for the six months ended June 30, 1997, combined with funds on hand of $2,094,000 at December 31, 1996, allowed the Company to pay dividends and finance the majority of its capital expenditures in the first six months of 1997. Additional cash provided by the issuance of $2,600,000 in short-term debt and $3,578,000 in common stock at the electric utility combined with the net increase in long-term debt of $3,383,000 at the subsidiaries provided the funds used to finance the remainder of the capital expenditures in the first six months of 1997. The Company's initiative to reduce capital expenditures resulted in a $6.1 million reduction in this category for the six months ended June 30, 1997, compared to the six months ended June 30, 1996. At June 30, 1997, the Company had $12,453,000 available in unused lines of credit which could be used to supplement cash needs. The Company estimates that funds internally generated, combined with funds on hand, will be sufficient to meet all sinking fund payments for First Mortgage Bonds in the next five years and to provide for its estimated 1997-2001 consolidated capital project expenditures.

Additional short-term or long-term financing will be required in the period 1997-2001 in connection with the maturity of First Mortgage Bonds and a Long-Term Lease Obligation ($21,000,000), in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, or for other corporate purposes.

Standard and Poor's reaffirmed its AA- rating of the Company's senior debt, however, it revised its ratings outlook on the Company from stable to negative sighting growth in the level of nonutility earnings relative to overall Company earnings as a reason for the revision. Moody's Investors Service reaffirmed its Aa3 rating of the Company's First Mortgage Bonds and Duff and Phelps reaffirmed its AA rating, while Fitch Investors Service has downgraded its rating from AA to AA-.

The acquisition of Peoples provided $7,088,000 of the increase in subsidiary companies plant. Capital additions of $3,559,000 in the manufacturing segment and $1,064,000 at the telecommunications companies accounted for most of the remaining increase in subsidiary companies plant. The increase in construction work in progress is due to new construction and capital expenditures at the electric utility, mainly in the production, transmission and general plant areas including approximately $1.9 million for the replacement of storm damaged facilities.

The increase in trade receivables reflects an increase in receivables in the manufacturing segment as a result of one of the manufacturing companies delivering product to its customers on a delayed payment plan. The decrease in other receivables is due to the timing of payments received from the Company's Big Stone Plant partners. The decrease in accrued utility revenues is reflective of a normal seasonal decline in the use of electricity in the Company's service area in June compared to December.
The increase in other current assets is due to an increase in prepaid expenses in the health services segment.

The net increase in common shares, par value and premium on common shares is mainly due to the issuance of the 114,124 shares of common stock under the Company's stock plans as described above. The increase in long-term debt is due to the acquisition of Peoples. The increase in sinking fund requirements and current maturities is related to increased debt combined with a shift in debt from long-term to current maturities at the subsidiary companies, mainly in the manufacturing segment where payments to certain suppliers were accelerated to take advantage of discounts not previously offered. Accrued salaries and wages decreased as a result of the payment of 1996 accrued employee incentives. The decrease in other taxes accrued is mainly due to the timing of property tax payments, most of which are paid to the State of Minnesota, with half due in the month of May. Part of the decrease in other taxes accrued is due to an adjustment to Minnesota property taxes accrued related to a reduction in statutory rates for commercial and industrial property and reduced valuations of utility property.

Material Changes in Results of Operations
-----------------------------------------
The 2.0% increase in electric operating revenues for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is due to increases of 3.0% in retail revenues and 38.6% in other electric revenue offset by a 31.2% decrease in revenue from noncontractual power pool sales. The increase in retail revenue is mainly due to a 6.2% increase in kwh sales to industrial customers and increases in cost-of-energy revenue related to recovery of the costs of power purchased for sale to retail customers in early 1997. The increase in other electric revenue reflects the recognition of Minnesota Conservation Improvement Program (CIP) lost margins recovery approved by the Minnesota Public Utilities Commission (MNPUC) in the second quarter of 1997. Increases in transmission service charge revenue and electric property rental income also contributed to the increase in other electric revenue. The decrease in revenue from noncontractual power pool sales is the result of the Company having less energy to market as a result of delayed coal shipments caused by the blizzards of 1997 and to the shutdown of the Coyote Plant for its first scheduled major overhaul in three years that lasted from March 27, 1997, until June 6, 1997.

The cutbacks in generation due to the delays in coal shipments and the shutdown of the Coyote Plant were also the main factors contributing to the decreases in production fuel expense and increases in purchased power for the three and six month periods ended June 30, 1997, as compared to the same periods in 1996. The increases in electric operation and maintenance expenses for the three and six month periods ended June 30, 1997, as compared to the three and six month periods ended June 30, 1996, are mainly related to the Coyote Plant overhaul which lasted three weeks longer than originally scheduled.

The breakdown of cost of goods sold and other nonelectric expenses by business segments other than electric are as follows:

                                      Three months ended June 30
                            Cost of goods sold  Other nonelectric expenses
                            ------------------  --------------------------
                                1997      1996            1997      1996
                               ------    ------          ------    ------
                                             (in thousands)
  Health services             $ 8,759   $10,461         $ 5,903   $ 5,342
  Manufacturing                15,869    12,612           2,339     2,499
  Other business operations     5,614     7,995           3,019     3,109
                              -------   -------         -------   -------
    Total                     $30,242   $31,068         $11,261   $10,950
                              =======   =======         =======   =======

                                       Six months ended June 30
                            Cost of goods sold  Other nonelectric expenses
                            ------------------  --------------------------
                                1997      1996            1997      1996
                               ------    ------          ------    ------
                                             (in thousands)
  Health services             $16,739   $15,730         $11,909   $ 9,399
  Manufacturing                26,821    24,706           4,503     4,610
  Other business operations     8,821    12,652           5,916     5,365
                              -------   -------         -------   -------
    Total                     $52,381   $53,088         $22,328   $19,374
                              =======   =======         =======   =======

Reclassifications of $1,100,000 and $1,869,000 in health services cost of goods sold to health services other nonelectric expenses were made for the three and six month periods ended June 30, 1996, respectively, related to the medical imaging services companies acquired in 1996 in order to report these costs and expenses in a manner consistent with previously acquired medical imaging services companies.

The decreases in health services operating revenue of 11.9% and cost of goods sold of 16.3% for the three months ended June 30, 1997, as compared to the same period in 1996, is due to a reduction in sales of medical equipment at Diagnostic Medical Systems attributed to increased competition in this industry segment. The increase in other nonelectric expenses in the health services segment for the three months ended June 30, 1997, as compared to the same period in 1996, is related to increased sales efforts at the medical imaging services companies.

The increase in health services operating revenue for the six month period ended June 30, 1997, as compared to the same period a year ago reflects additional revenues in 1997 related to the acquisitions of Radiographic Supply in February 1996, and Northern Medical Imaging (NMI) in April 1996. While revenue from health services is up 12.3%, the cost of goods sold in this segment shows an increase of only 6.4% for the six months ended June 30, 1997, as compared to the same period in 1996, due to an increase in the proportion of revenues related to diagnostic imaging services compared to equipment sales mainly as a result of the acquisition of NMI. The 27% increase in health services other nonelectric expenses in the first half of 1997 over the first half of 1996 is primarily associated with the 1996 acquisitions.

The increases in manufacturing operating revenue of 16.7% and 4.3% for the three and six month periods ended June 30, 1997, as compared to the three and six month periods ended June 30, 1996, are mainly due to increased sales at two of the Company's manufacturing subsidiaries offset by a decrease in recorded sales at a third manufacturing subsidiary due to the delayed shipment of finished goods to a major customer of this subsidiary in order to accommodate that customer's delivery and production schedule. This third manufacturing company maintained its production schedule in order to optimize the use of its plant capacity. Manufacturing cost of goods sold increased in the three and six month periods ended June 30, 1997, as compared to the same periods in 1996, mainly as a result of increased prices for resins used in the manufacture of PVC pipe. The increases in manufacturing cost of goods sold more than offset the increases in manufacturing revenues and decreases in manufacturing other nonelectric expenses resulting in the decreases in manufacturing operating income for both the three and six month periods ended June 30, 1997, as compared to the same periods in 1996.

The decreases in other business operations revenue for the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, are due to a decline in revenue and reductions in material cost pass through billings at the Company's construction subsidiaries offset slightly by increases in media and telecommunications revenue due to the acquisitions of several radio stations in 1996 and Peoples in January 1997. The decreases in construction activity and material cost pass through billings are the main factors contributing to the decreases in cost of goods sold from other business operations for the comparable periods. Other nonelectric expenses for other business operations increased for the six months ended June 30, 1997, as compared to the same period a year ago, as a result of the radio stations and Peoples acquisitions.

The increases in depreciation and amortization expense for the three and six month periods ended June 30, 1997, as compared to the same periods in 1996, are related to electric utility property additions including upgrades made to Big Stone Plant in 1996, increased depreciation at Quadrant Co. and the acquisition of Peoples in 1997.

The decreases in property taxes for the three and six month periods ended June 30, 1997, as compared to the same periods in 1996, are due to reductions in Minnesota property taxes accrued as a result of legislative action affecting Minnesota commercial and industrial property class rates for 1997, and lower assessed values on Minnesota utility property.

The increase in other income and deductions - net for the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, reflects the recognition of $250,000 in realized gains on the sale of marketable securities classified as available-for-sale and the recognition of $360,000 in unrealized gains on marketable securities classified as trading in the first quarter of 1997, the recognition of $880,000 in compensation for the abandonment of certain microwave frequencies licensed to the Company, and an increase in revenue recognition of $405,000 related to Minnesota CIP financial incentives.

The increases in interest charges for the three and six month periods ended June 30, 1997, as compared to the three and six month periods ended June 30, 1996, is directly related to the increase in the level of short-term debt at the parent company and increases in long-term debt and current maturities at the subsidiary companies.


                          PART II. OTHER INFORMATION
                          --------------------------

Item 2. Changes in Securities
        ---------------------
On June 30, 1997, the Company issued 157,646 shares of common stock in connection with the acquisition of Chassis Liner. The issuance of such shares did not involve a public offering and therefore was exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended (the "Act").


Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------
The annual meeting of Shareholders of the Company was held on April 14, 1997, for the purpose of electing three nominees to the Board of Directors with terms expiring in 2000 and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

                                Shares             Shares Voted
Election of Directors          Voted For        Withheld Authority
---------------------          ---------        ------------------
  Thomas M. Brown              9,740,050             126,065
  Maynard D. Helgaas           9,755,451             110,663
  Robert M. Spolum             9,755,221             110,893


                           Shares            Shares             Shares
Approval of Auditors      Voted For      Voted Against      Voted Abstain
--------------------      ---------      -------------      -------------
  Deloitte & Touche LLP   9,688,556          68,286            109,291


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------
a) Exhibits:

   27  Financial Data Schedule

b) Reports on Form 8-K.

   No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1997.


                                  SIGNATURES
                                  ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           OTTER TAIL POWER COMPANY


                           By:    Jeff Legge
                              ---------------------
                                  Jeff Legge
                                  Controller
                (Chief Accounting Officer/Authorized Officer)

Dated: August 14, 1997
       ---------------