Form 10-Q
period 1997-09-30
OTTER TAIL POWER CO
filed 1997-11-07
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
 For the quarterly period ended  SEPTEMBER 30, 1997
                                      OR

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

          October 31, 1997 - 11,695,903 Common Shares ($5 par value)



                           OTTER TAIL POWER COMPANY
                           ------------------------
                                    INDEX
                                    -----


Part I. Financial Information                                       Page No.

  Item 1. Financial Statements

    Consolidated Balance Sheets - September 30, 1997
    and December 31, 1996 (Unaudited)                                  2 & 3

    Consolidated Statements of Income - Three and Nine Months
    Ended September 30, 1997 and 1996 (Unaudited)                          4

    Consolidated Statements of Cash Flows - Nine Months
    Ended September 30, 1997 and 1996  (Unaudited)                         5

    Notes to Consolidated Financial Statements (Unaudited)          6, 7 & 8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  8, 9, 10 & 11


Part II. Other Information

  Item 1. Legal Proceedings                                               12

  Item 6. Exhibits and Reports on Form 8-K                                12


Signatures                                                                12


                             Part I.  Financial Information
                             ------------------------------
Item 1. Financial Statements
        --------------------
                                Otter Tail Power Company
                              Consolidated Balance Sheets
                                      (Unaudited)

                                        -Assets-

                                                            September 30,  December 31,
                                                                 1997          1996
                                                                ------        ------
                                                                            (Restated)
                                                               (Thousands of dollars)
Plant:
  Electric plant in service                                    $752,657      $742,065
  Subsidiary companies                                          109,689        94,701
                                                               --------      --------
    Total                                                       862,346       836,766
  Less accumulated depreciation and amortization                350,138       327,855
                                                               --------      --------
                                                                512,208       508,911
  Construction work in progress                                  15,007        11,470
                                                               --------      --------
    Net plant                                                   527,215       520,381
                                                               --------      --------
Investments                                                      20,284        19,880
                                                               --------      --------
Intangibles -- net                                               21,356        21,954
                                                               --------      --------
Other assets                                                      6,096         6,553
                                                               --------      --------

Current assets:
  Cash and cash equivalents                                       6,010         2,094
  Temporary cash investments                                        --            --
  Accounts receivable:
    Trade - net                                                  37,751        32,603
    Other                                                         5,150         5,021
  Materials and supplies:
    Fuel                                                          3,205         3,220
    Inventory, materials and operating supplies                  24,879        24,247
  Deferred income taxes                                           4,887         4,550
  Accrued utility revenues                                        2,839         5,349
  Other                                                           5,437         4,524
                                                               --------      --------
    Total current assets                                         90,158        81,608
                                                               --------      --------
Deferred debits:
  Unamortized debt expense and reacquisition premiums             3,930         4,270
  Regulatory assets                                               5,732         5,866
  Other                                                           4,004         3,655
                                                               --------      --------
    Total deferred debits                                        13,666        13,791
                                                               --------      --------
      Total                                                    $678,775      $664,167
                                                               ========      ========

              See accompanying notes to consolidated financial statements

                                         - 2 -

                                Otter Tail Power Company
                              Consolidated Balance Sheets
                                      (Unaudited)

                                     -Liabilities-
                                                            September 30,  December 31,
                                                                 1997          1996
                                                                ------        ------
                                                                            (Restated)
                                                               (Thousands of dollars)
Capitalization:
  Common shares, par value $5 per share - authorized
   25,000,000 shares; outstanding 1997 -- 11,692,307;
   and 1996 -- 11,372,298 shares                               $ 58,462      $ 56,861
  Premium on common shares                                       34,036        30,683
  Retained earnings                                             113,981       106,589
                                                               --------      --------
       Total                                                    206,479       194,133

  Cumulative preferred shares - authorized 1,500,000
   shares without par value; outstanding 1997
   and 1996, 388,311 shares
    Subject to mandatory redemption                              18,000        18,000
    Other                                                        20,831        20,831

  Cumulative preference shares - authorized 1,000,000
   shares without par value;  outstanding - none                    --            --

  Long-term debt                                                162,687       160,704
                                                               --------      --------
    Total capitalization                                        407,997       393,668
                                                               --------      --------

Current liabilities:
  Short-term debt                                                29,100        25,600
  Sinking fund requirements and current maturities               43,905        42,218
  Accounts payable                                               27,252        27,260
  Accrued salaries and wages                                      3,341         3,847
  Federal and state income taxes accrued                          1,768         2,031
  Other taxes accrued                                            10,172        12,048
  Interest accrued                                                2,053         3,622
  Other                                                           3,121         2,822
                                                               --------      --------
    Total current liabilities                                   120,712       119,448
                                                               --------      --------

Noncurrent liabilities                                           16,992        16,688
                                                               --------      --------

Deferred credits:
  Accumulated deferred income taxes                              98,250        98,498
  Accumulated deferred investment tax credit                     18,970        19,818
  Regulatory liabilities                                         12,712        13,283
  Other                                                           3,142         2,764
                                                               --------      --------
    Total deferred credits                                      133,074       134,363
                                                               --------      --------
      Total                                                    $678,775      $664,167
                                                               ========      ========

              See accompanying notes to consolidated financial statements

                                        - 3 -

                                         Otter Tail Power Company
                                    Consolidated Statements of Income
                                               (Unaudited)


                                                         Three months ended          Nine months ended
                                                            September 30                September 30
                                                         1997         1996           1997         1996
                                                        ------       ------         ------       ------
                                                                   (Restated)                  (Restated)
                                                       (Thousands of dollars)      (Thousands of dollars)
Operating revenues:
  Electric                                             $ 47,418     $ 45,261       $151,244     $147,079
  Health services                                        17,868       16,527         48,277       43,598
  Manufacturing                                          22,088       17,407         57,273       51,133
  Other business operations                              14,484       15,722         30,449       34,833
                                                       --------     --------       --------     --------
    Total operating revenues                            101,858       94,917        287,243      276,643

Operating expenses:
  Production fuel                                         7,900        6,031         22,522       21,632
  Purchased power                                         4,543        6,513         17,584       19,010
  Other electric operation and maintenance expenses      18,115       16,774         53,323       49,254
  Cost of goods sold                                     35,232       31,501         87,613       84,589
  Other nonelectric expenses                             13,155       12,671         35,483       32,045
  Depreciation and amortization                           6,380        5,769         19,064       16,986
  Property taxes                                          2,780        2,864          8,363        8,863
                                                       --------     --------       --------     --------
    Total operating expenses                             88,105       82,150        243,952      232,379

Operating income:
  Electric                                                8,747        8,099         33,436       33,545
  Health services                                         1,095        1,490          2,592        3,156
  Manufacturing                                           2,857        1,893          6,420        6,048
  Other business operations                               1,054        1,285            843        1,515
                                                       --------     --------       --------     --------
    Total operating income                               13,753       12,767         43,291       44,264

Other income and deductions - net                         2,572          189          5,397        1,101
Interest charges                                          4,729        4,308         13,867       12,007
                                                       --------     --------       --------     --------
Income before income taxes                               11,596        8,648         34,821       33,358
Income taxes                                              3,811        1,946         10,953       10,261
                                                       --------     --------       --------     --------
Net income                                                7,785        6,702         23,868       23,097
Preferred dividend requirements                             590          590          1,769        1,769
                                                       --------     --------       --------     --------
Earnings available for common shares                   $  7,195     $  6,112       $ 22,099     $ 21,328
                                                       ========     ========       ========     ========
Earnings per average common share                         $0.62        $0.54          $1.90        $1.88
                                                       ========     ========       ========     ========

Average number of common shares outstanding          11,660,523   11,337,782     11,616,274   11,337,782

Dividends per common share                               $0.465        $0.45         $1.395        $1.35


                       See accompanying notes to consolidated financial statements


                                                  - 4 -

                                  Otter Tail Power Company
                           Consolidated Statements of Cash Flows
                                        (Unaudited)
                                                                       Nine months ended
                                                                         September 30,
                                                                      1997          1996
                                                                    --------      --------
                                                                                 (Restated)
                                                                    (Thousands of dollars)
Cash flows from operating activities:
Net income                                                          $ 23,867      $ 23,097
  Adjustments to reconcile net income to net cash
   Provided by operating activities:
    Depreciation and amortization                                     29,937        25,599
    Deferred investment tax credit - net                                (882)         (882)
    Deferred income taxes                                             (2,331)       (2,609)
    Change in deferred debits and other assets                           491         4,578
    Change in noncurrent liabilities and deferred credits                682           831
    Allowance for equity (other) funds used during construction           --          (225)
    (Gains)/Losses from investments and disposal of noncurrent assets (1,445)          496
   Cash provided by (used for) current assets & current liabilities:
    Change in receivables, materials and supplies                     (5,632)        3,905
    Change in other current assets                                     1,603          (970)
    Change in payables and other current liabilities                  (1,587)       (2,341)
    Change in interest and income taxes payable                       (1,831)       (1,797)
                                                                    --------      --------
      Net cash provided by operating activities                       42,872        49,682

Cash flows from investing activities:
  Gross capital expenditures                                         (33,849)      (50,662)
  Proceeds from disposal of noncurrent assets                          3,664         4,136
  Purchase of businesses, net of cash acquired                            --        (7,859)
  Change in temporary cash investments                                    --         2,161
  Purchases of marketable securities                                      (5)           --
  Proceeds from sales of marketable securities                           786            --
  Change in other investments                                           (578)       (8,741)
                                                                    --------      --------
    Net cash used in investing activities                            (29,982)      (60,965)

Cash flows from financing activities:
  Change in short-term debt - net                                      3,500        20,350
  Proceeds from issuance of common stock                               4,969            --
  Proceeds from issuance of long-term debt                            72,597        90,930
  Payments for retirement of long-term debt                          (71,801)      (81,957)
  Dividends paid                                                     (18,239)      (17,254)
                                                                    --------      --------
    Net cash (used in) provided by financing activities               (8,974)       12,069

Net change in cash and cash equivalents                                3,916           786

Cash and cash equivalents at beginning of year                         2,094         2,419
                                                                    --------      --------
Cash and cash equivalents at September 30                           $  6,010      $  3,205

Supplemental cash flow information
  Cash paid for interest and income taxes:
    Interest (net of amount capitalized)                            $ 15,096      $ 13,254
    Income taxes                                                    $ 14,439      $ 14,494

                See accompanying notes to consolidated financial statements

                                           - 5 -

                           OTTER TAIL POWER COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The Company, in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for the periods. The financial statements for 1997 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1996, 1995, and 1994 included in the Company's 1996 Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, the earnings for the three-month and nine-month periods ended September 30, 1997, should not be taken as an indication of earnings for all or any part of the balance of the year.

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
                         ==========  =======  =======  ========  ========

The net amount of cash used of ($209,000) and cash acquired of $36,000 in the pooling is included in the Company's Statement of Cash Flows for the nine months ended September 30, 1997, under "Proceeds from issuance of common stock."

On June 30, 1997, the Company's subsidiary, Mid-States Development, Inc., acquired all of the outstanding common stock of Chassis Liner Corporation (Chassis Liner) in exchange for 157,646 newly issued shares of the Company's common stock. Chassis Liner is a manufacturer of auto and truck frame straightening equipment with facilities in Alexandria and Lucan, Minnesota. The acquisition has been accounted for as a pooling of interests. Because the acquisition has a significant pro forma effect on 1996 results, the Company's prior period consolidated financial statements presented herein have been restated to include Chassis Liner.

The impact of Chassis Liner on the Company's consolidated statements of income and cash flows for the periods ending September 30, 1996, is presented in the table below:

                                                                Otter Tail
                                          Otter Tail               Power
                                             Power     Chassis    Company
(in thousands)                              Company     Liner    Combined
--------------------------------------------------------------------------
For the three months ended September 30, 1996:
  Revenue                                   $ 92,866   $ 2,051   $ 94,917
  Operating Income                          $ 12,273   $   494   $ 12,767
  Net income                                $  6,207   $   495   $  6,702

For the nine months ended September 30, 1996:
  Revenue                                   $270,844   $ 5,799   $276,643
  Operating Income                          $ 43,397   $   867   $ 44,264
  Net income                                $ 22,219   $   878   $ 23,097

For the nine months ended September 30, 1996:
  Net cash provided by operating activities $ 49,034   $   648   $ 49,682
  Net cash used in investing activities      (60,916)      (49)   (60,965)
  Net cash provided by (used in)
    financing activities                      12,492      (423)    12,069
                                            --------   -------   --------
  Net change in cash and cash equivalents        610       176        786
  Cash and cash equivalents
    at beginning of 1996                       1,867       552      2,419
                                            --------   -------   --------
  Cash and cash equivalents
    at September 30, 1996                   $  2,477   $   728   $  3,205


Prior to the acquisition, Chassis Liner was an S Corporation and, consequently, was not subject to federal or state income taxes. The pro forma income tax provision for Chassis Liner that would have been reported by the Company as an additional provision to its historical tax expense had Chassis Liner not been an S Corporation prior to the acquisition is $198,000 and $351,000 for the three and nine month periods ended September 30, 1996, respectively, and $366,000 for the nine month period ended September 30, 1997, based on a tax rate of 40%.

Additional common stock issuances in the first nine months of 1997 include 123,060 shares issued under the Company's Automatic Dividend Reinvestment and Share Purchase Plan (the Plan), 30,561 shares issued to the Company's leveraged employee stock ownership plan and 2,630 shares issued as a bonus to a consultant. Of the 123,060 shares issued in 1997 under the Plan, 4,707 shares were issued in conjunction with a program initiated in July of 1997 whereby customers of the electric utility can purchase shares of the Company's common stock by remitting additional funds with their monthly electric service bill payments.

In 1997, Quadrant Co. (Quadrant) began processing solid waste for three Minnesota counties under the terms of a new waste incineration agreement. Since operating under the new agreement, Quadrant has experienced a reduction in revenue of approximately fifty percent, as compared to 1996. However, Quadrant's cash flows from operations for the first nine months of 1997 were positive. The Company intends to continue operating the Quadrant plant as long as positive cash flows can be maintained.

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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

Material Changes in Financial Position
--------------------------------------
Cash provided by operating activities of $42,872,000 as shown on the Consolidated Statement of Cash Flows for the nine months ended September 30, 1997, combined with funds on hand of $2,094,000 at December 31, 1996, allowed the Company to pay dividends and finance the majority of its capital expenditures in the first nine months of 1997. Additional cash provided by the issuance of $3,500,000 in short-term debt and $4,969,000 in common stock provided the funds used to finance the remainder of the capital expenditures in the first nine months of 1997. The Company's initiative to reduce capital expenditures has resulted in a $16.8 million reduction in this category over the first nine months of 1997, as compared to the same period in 1996. At September 30, 1997, the Company had $22,421,000 available in unused lines of credit which could be used to supplement cash needs. The Company estimates that funds internally generated, combined with funds on hand, will be sufficient to meet all sinking fund payments for First Mortgage Bonds in the next five years and to provide for its estimated 1997-2001 consolidated capital project expenditures.

Additional short-term or long-term financing will be required in the period 1997-2001 in connection with the maturity of First Mortgage Bonds and a long-term lease obligation ($21,000,000), in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, or for other corporate purposes.

In the second quarter of 1997, Standard and Poor's reaffirmed its AA-rating of the Company's senior debt, however, it revised its ratings outlook on the Company from stable to negative sighting growth in the level of nonutility earnings relative to overall Company earnings as a reason for the revision. Also in the second quarter of 1997, Moody's Investors Service reaffirmed its Aa3 rating of the Company's First Mortgage Bonds and Duff and Phelps reaffirmed its AA rating, while Fitch Investors Service downgraded its rating from AA to AA-.

Subsequent to September 30, 1997, the Company's subsidiary, Mid-States Development, Inc. (Mid-States), borrowed $22,500,000 under a term note for 10 years with a fixed interest rate of 7.8%. The proceeds will be loaned to various subsidiaries of Mid-States to be used to repay certain variable and fixed-rate debt. Mid-States also secured a new line of credit of $17,500,000, which it intends to use to finance its subsidiaries' working capital needs; interest on the borrowings will be based on LIBOR plus 1.75% (7.6% at October 15, 1997). The note and credit line borrowings are secured by a pledge of the common stock of the companies owned by Mid-States. Subsequent to September 30, 1997, Mid-States' medical imaging services subsidiary entered into a sale/leaseback transaction whereby $17,000,000 of diagnostic medical equipment was sold and leased back under two operating leases. The leases have terms of three and four years with annual lease payments of approximately $700,000 and $3,760,000, respectively. This transaction will result in a reduction in fixed assets and debt and transfer technology risk in this equipment to the lessor.

The increases in electric plant in service and construction work in progress are due to new construction and capital expenditures at the electric utility, mainly in the production, transmission and general plant areas including the Company's share of capital expenditures at the Coyote Plant for boiler retubing, and approximately $2.3 million for the replacement of facilities damaged in the April 1997 storm. The acquisition of Peoples provided $7.1 million of the increase in subsidiary companies plant. Capital additions of $3.8 million in the manufacturing segment, along with additions of approximately $4.1 million at the other subsidiaries accounted for the remaining increase in subsidiary companies plant.

The increase in trade receivables reflects a $6.6 million increase in receivables in the manufacturing segment coinciding with an increase in the level of sales in this segment. The increase in trade receivables in the manufacturing segment was partially offset by a $1.3 million seasonal decline in trade receivables at the electric utility. The decrease in accrued utility revenues is reflective of a normal seasonal decline in the use of electricity in the Company's service area in the latter part of September compared to December. The increase in other current assets is due to an increase in prepaid expenses in the health services and manufacturing segments.

The combined increase in common shares, par value and premium on common shares of $4,954,000 is mainly due to the issuance of the 156,251 shares of common stock under the Company's stock plans as described in the notes to consolidated financial statements. The increase in long-term debt is due to the acquisition of Peoples. The increase in short-term debt is related to the timing of bond interest payments and estimated income tax payments totaling $8.5 million in August and September of 1997. Accrued salaries and wages decreased as a result of the payment of 1996 accrued employee incentives. The decrease in other taxes accrued is partly due to the timing of property tax payments in Minnesota, North Dakota and South Dakota, 85% of which are due within the first nine months of the year following accrual. Part of the decrease in other taxes accrued is due to an adjustment to Minnesota property taxes accrued related to a reduction in statutory class rates for commercial and industrial property and reduced valuations of utility property. The decrease in interest accrued is due to the timing of bond interest payments, the majority of which are due in the first and third quarters of the calendar year.


Material Changes in Results of Operations
-----------------------------------------
The 4.8% increase in electric operating revenue for the quarter ended September 30, 1997, as compared to the same period in 1996, is due to increases of 3.6% in retail revenue and 54.7% in other electric revenue. The 2.8% increase in electric operating revenue for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is due to increases of 3.2% in retail revenue and 45.2% in other electric revenue offset by a 21% decrease in revenue from power pool sales. The increases in retail revenue for the three and nine month periods ended September 30, 1997, as compared to the same periods in 1996, are mainly due to increases in kwh sales to industrial customers and increases in cost-of-energy revenue related to recovery of the costs of power purchased for sale to retail customers in the first six months of 1997. The increases in other electric revenue reflect the recognition of Minnesota Conservation Improvement Program (CIP) lost margins recovery approved by the Minnesota Public Utilities Commission (MNPUC) in the second quarter of 1997. Increases in transmission service charge revenue and electric property rental income also contributed to the increases in other electric revenue. The decrease in revenue from power pool sales for the nine month period ended September 30, 1997, as compared to the same period in 1996, is the result of the Company having less energy to market as a result of delayed coal shipments caused by the blizzards of 1997 and to the shutdown of the Coyote Plant for its first scheduled major overhaul in three years that lasted from March 27, 1997, until June 6, 1997.

The net reduction in production fuel and purchased power expenses for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is commensurate with the reduction in power pool sales for the comparable periods. The primary contributors to the increases in other electric operation and maintenance expenses for the three and nine month periods ended September 30, 1997, as compared to the three and nine month periods ended September 30, 1996, are the overhaul of the Coyote Plant in the second quarter of 1997, and increased expenditures for outside and contracted services.

The breakdown of cost of goods sold and other nonelectric expenses by business segments other than electric are as follows:

                                    Three months ended September 30
                            Cost of goods sold   Other nonelectric expenses
                            ------------------   --------------------------
                              1997      1996           1997      1996
                             ------    ------         ------    ------
                                          (in thousands)
Health services             $10,418   $ 8,428        $ 6,177   $ 6,462
Manufacturing                15,963    12,720          3,169     2,636
Other business operations     8,851    10,353          3,809     3,573
                            -------   -------        -------   -------
  Total                     $35,232   $31,501        $13,155   $12,671
                            =======   =======        =======   =======

                                    Nine months ended September 30
                            Cost of goods sold   Other nonelectric expenses
                            ------------------   --------------------------
                              1997      1996           1997      1996
                             ------    ------         ------    ------
                                          (in thousands)
Health services             $27,157   $24,158        $18,086   $15,861
Manufacturing                42,784    37,426          7,672     7,246
Other business operations    17,672    23,005          9,725     8,938
                            -------   -------        -------   -------
          Total             $87,613   $84,589        $35,483   $32,045
                            =======   =======        =======   =======

Reclassifications of $2,233,000 and $4,102,000 in health services cost of goods sold to health services other nonelectric expenses were made for the three and nine month periods ended September 30, 1996, respectively, related to the medical imaging services companies acquired in 1996 in order to report these costs and expenses in a manner consistent with previously acquired medical imaging services companies.

The increase in health services operating revenue of 8.1% for the three months ended September 30, 1997, as compared to the same period in 1996, is due to increased sales of medical imaging services. The increases in cost of goods sold in the health services segment for the three and nine month periods ended September 30, 1997, as compared to the same periods in 1996, are due to valuation adjustments related to refurbished and trade-in equipment and increased costs associated with long-term customer service contracts. The 10.7% increase in health services operating revenue and the increase in other nonelectric expenses for the nine month period ended September 30, 1997, as compared to the same period a year ago, is due to the acquisitions of Radiographic Supply in February 1996, and Northern Medical Imaging in April 1996.

The increases in manufacturing operating revenue of 26.9% and 12.0% for the three and nine month periods ended September 30, 1997, as compared to the three and nine month periods ended September 30, 1996, reflect increased sales at five of the Company's six manufacturing subsidiaries. One of the manufacturing subsidiaries showed an increase in third quarter operating revenues but a decrease in year-to-date operating revenues in 1997, as compared to 1996, due to the delayed shipment of finished goods to a major customer of this subsidiary in order to accommodate that customer's delivery and production schedule. This manufacturing company maintained its production schedule in order to optimize the use of its plant capacity.

Manufacturing cost of goods sold increased in the three and nine month periods ended September 30, 1997, as compared to the same periods in 1996, in conjunction with the increased sales over the same comparable periods and also as a result of increased prices for resins used in the manufacture of PVC pipe. The increases in manufacturing revenues more than offset the increases in manufacturing cost of goods sold and other nonelectric expenses resulting in increases in manufacturing operating income for both the three and nine month periods ended September 30, 1997, as compared to the same periods in 1996.

The decreases in other business operations revenue for the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, are due to a decline in revenue and reductions in material cost pass through billings at the Company's construction subsidiaries, offset slightly by increases in media and telecommunications revenue due to the acquisition of several radio stations in 1996, and the acquisition of Peoples in January of 1997. The decreases in construction activity and material cost pass through billings are the main factors contributing to the decreases in cost of goods sold from other business operations for the comparable periods. Other nonelectric expenses for other business operations increased for the three and nine month periods ended September 30, 1997, as compared to the same periods a year ago, as a result of the radio stations and Peoples acquisitions.

The increases in depreciation and amortization expense for the three and nine month periods ended September 30, 1997, as compared to the same periods in 1996, are related to electric utility property additions including upgrades made to Big Stone Plant in 1996, accelerated depreciation at Quadrant , and the acquisition of Peoples in 1997.

The decrease in property taxes for the nine month period ended September 30, 1997, as compared to the same period in 1996, is due to reductions in Minnesota property taxes accrued as a result of legislative action affecting Minnesota commercial and industrial property class rates for 1997, and lower assessed values on Minnesota utility property.

A gain on the sale of a Direct Broadcast Satellite franchise, in which the Company's telecommunications subsidiary, Midwest Information Systems, Inc., held a one-third ownership interest, accounted for $1.8 million of the increase in other income and deductions - net for the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996. Realized gains on sales of investments of $141,000 and increases in miscellaneous nonoperating income of $442,000 also contributed to the increases in other income and deductions - net for same comparable periods. The remainder of the increase in other income and deductions - net for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, reflects the recognition of $610,000 in realized gains on the sale of marketable securities, the recognition of $880,000 in compensation for the abandonment of certain microwave frequencies licensed to the Company, and an increase in revenue recognition of $405,000 related to Minnesota CIP financial incentives.

The increases in interest charges for the three and nine month periods ended September 30, 1997, as compared to the three and nine month periods ended September 30, 1996, are directly related to the increased level of short-term debt at the parent company and an increase in the average level of long-term debt and current maturities at the subsidiary companies for the comparable periods.

Increases in income taxes for the three and nine month periods ended September 30, 1997, as compared to the three and nine month periods ended September 30, 1996, are mainly due to increases in income before income taxes for the same comparable periods. However, income before income taxes for the third quarter of 1996 includes Chassis Liner's third quarter net income of $495,000 which was not subject to income tax. Also, income taxes for the third quarter of 1996 reflects reductions related to deferred tax adjustments.


                          PART II. OTHER INFORMATION
                          --------------------------

Item 1. Legal Proceedings
        -----------------
Patricia C. Reimel v. John C. MacFarlane, et al, and Otter Tail Power
Company
---------------------------------------------------------------------
This suit was filed on July 1, 1997 in United States District Court for the District of Minnesota by Patricia C. Reimel, individually and derivatively as a shareholder of the Company. The suit names as defendants the Company, each member of the Company's Board of Directors and certain executive officers of the Company. The allegations made by the plaintiff relate to the Company's Shareholder Rights Plan, which was adopted by the Company's Board of Directors in January 1997. Claims for relief include modification or elimination of the Company's Shareholder Rights Plan, as well as damages in an unspecified amount. The Company believes the suit is procedurally inappropriate and has requested that the Court dismiss the suit because the plaintiff failed to make a demand on the Board of Directors of the Company prior to seeking to resolve the alleged claims through litigation.


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------
a) Exhibits:

   27   Financial Data Schedule

   27.1 Restated Financial Data Schedules

        The acquisition of Chassis Liner on June 30, 1997, was accounted for under the pooling of interests method. Accordingly, the Company's 1996 interim and year end, and 1997 first quarter consolidated financial statements previously filed with the Securities and Exchange Commission on Forms 10-Q and 10-K for the corresponding periods have been restated to include Chassis Liner. Exhibit 27.1 contains restated summary financial information extracted from the restated consolidated financial statements for the affected periods.

b) Reports on Form 8-K.

   No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1997.


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

Dated: November 7, 1997
       ----------------