Form 10-K
period 1997-12-31
OTTER TAIL POWER CO
filed 1998-03-30
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One) (X)  Annual Report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 (fee required)

                For the fiscal year ended  December 31, 1997
                                      OR
           ( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.
                     $441,675,411 as of February 28, 1998

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:
        11,661,397 Common Shares ($5 par value) as of February 28, 1998

Documents Incorporated by Reference:
  1997 Annual Report to Shareholders - Portions incorporated by reference into Parts I and II
  Proxy Statement dated March 13, 1998 - Portions incorporated by reference into Part III



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

     The Company's primary business is the production, transmission, distribution and sale of electric energy. The Company, through its subsidiaries, is also engaged in other businesses which are referred to as Manufacturing, Health Services and Other Business Operations. Manufacturing Operations is made up of businesses acquired beginning in 1990 involved in the production of agricultural equipment, automobile and truck frame straightening equipment, plastic pipe extrusion, and metal parts stamping and fabrication. Health Services Operations consists of certain businesses acquired beginning in 1993, which are involved in the sale, service, rental, refurbishing, and operation of medical imaging equipment and the sale of related supplies and accessories to various medical institutions. Other Business Operations include businesses involved in such areas as electrical and telephone construction contracting, radio broadcasting, waste incinerating, and telephone/cable TV utility.

     The Company continues to investigate acquisitions of additional non-electric businesses and expects continued growth in this area. On January 2, 1997, the Company's telecommunications subsidiary, North Central Utilities, Inc. ("NCU"), acquired The Peoples Telephone Co. of Bigfork ("Peoples"), with 1,903 access lines serving five communities in Northern Minnesota. On June 30, 1997, the Company's subsidiary, Mid-States Development, Inc. ("Mid-States"), acquired Chassis Liner Corporation ("Chassis Liner"), a manufacturer of auto and truck frame straightening equipment. Both acquisitions were accounted for under the pooling-of-interest method.

     For a discussion of the Company's results of operations, see
"Management's discussion and analysis of financial condition and results of operations," which is incorporated by reference to pages 22 through 30 of the Company's 1997 Annual Report to Shareholders, filed as an Exhibit hereto.

     (b) Financial Information About Industry Segments
         ---------------------------------------------

    	The Company and its subsidiaries are engaged in businesses that have been classified into four segments: Electric Operations, Manufacturing Operations, Health Services Operations, and Other Business Operations. Financial information about the Company's industry segments is incorporated by reference to note 2 of "Notes to consolidated financial statements" on page 39 of the Company's 1997 Annual Report to Shareholders, filed as an Exhibit hereto.


     (c) Narrative Description of Business
         ---------------------------------

                              ELECTRIC OPERATIONS
                              -------------------

General
-------

     The Company derived 52% of its consolidated operating revenues from the electric segment during 1997; 54% during 1996; and 62% during 1995. During 1997 the Company derived approximately 53.4% of its electric revenues from Minnesota, 38.7% from North Dakota, and 7.9% from South Dakota.

     The territory served by the Company is predominantly agricultural, including a part of the Red River Valley. Although there are relatively few large customers, sales to commercial and industrial customers are significant. By customer category, 34.4% of 1997 electric revenue was derived from commercial customers, 32.2% from residential customers, 20.2% from industrial customers, and 13.2% from other sources, including municipalities, farms and power pools.

     No customer accounted for more than 10% of electric revenues in 1997. Power pool sales to other utilities, which accounted for 14.5% of total 1997 kwh sales, decreased from 15.3% in 1996. Activity in short-term energy sales is subject to change based on a number of factors and the Company is unable to predict the 1998 level of activity. The Company's other sales of electricity for resale are insignificant.

     The aggregate population of the Company's retail service area is approximately 230,000. In this service area of 423 communities and adjacent rural areas and farms, approximately 123,600 people live in communities having a population of more than 1,000, according to the 1990 census. The only communities served which have a population in excess of 10,000 are Jamestown, North Dakota (15,571); Fergus Falls, Minnesota (12,362); and Bemidji, Minnesota (11,245). Since 1990 when the customer count was at a low of 121,277, the Company has experienced an increase in customers. By year end 1997 total customers had increased to 125,191. During 1997, the Company experienced a net increase of 409 customers, with the majority of growth in residential and commercial customers.

Competition
-----------

    The Company's electric sales are subject to competition in some areas from municipally owned systems, rural cooperatives and, in certain respects, from on-site generators and cogenerators. The Company's electricity also competes with other forms of energy. The degree of competition may vary from time to time depending on relative costs and supplies of other forms of energy. The Company may also face competition as the restructuring of the electric industry evolves. Proposals that are being considered by various states and at the federal level, along with the National Energy Policy Act of 1992 ("NEPA"), are expected to bring more competition into the electric industry. The NEPA reduces restrictions on operation and ownership of independent power producers ("IPPs"). It also allows IPPs and other wholesale suppliers and purchasers increased access to transmission lines. The NEPA prohibits retail wheeling ordered by the Federal Energy Regulatory Commission, but it does not address the states' authority to order retail wheeling.

    In 1996 the Federal Energy Regulatory Commission ("FERC") issued two closely related final rules. FERC Order No. 888 opened wholesale power sales to competition by requiring public utilities who own, control, or operate transmission lines, to file nondiscriminatory proforma open access tariffs that offer others the same transmission service they provide themselves.
FERC Order No. 889 requires utilities to post or make available information about their transmission system for their own wholesale power transactions, such as capacity availability, by the same means as their competitors would via an Open Access Same-time Information System ("OASIS"), as well as separate their wholesale marketing and transmission operation functions. In 1997 FERC issued Orders No. 888-A and -B which reaffirmed its basic determinations in Order No. 888 and clarified certain terms. For the status of other regulatory initiatives relating to competition, see "General Regulation".

    The Company is taking a number of steps to position itself for success in a competitive marketplace. It has initiated the process of functionally unbundling its energy supply, energy delivery, and energy services operations by setting up distinct separate business units in each of these areas. The Company is developing the necessary accounting systems to capture costs and determine the profitability of each of these units and to identify areas for improvement and opportunities for increased profitability. The Company has established an energy services business unit to promote the energy related products and services that have always been offered to its customers and to develop new products and services to be offered to current and potential customers in order to distinguish itself from the competition. Furthermore, with the goal of alleviating state tax inequities in the electric industry, the Company is working with other utilities to develop tax reform proposals and testimony for a legislative committee developed to study competition.

    As the electric industry evolves, the Company may also have opportunities to increase its market share. The Company's generation capacity appears well positioned for competition. A comparison of the Company's electric retail rates to the rates of other investor-owned utilities, cooperatives, and municipals in the states the Company serves indicates that the Company's rates are competitive. In addition, the Company would attempt more flexible pricing strategies under an open, competitive environment.

Capability and Demand
---------------------

    At December 31, 1997, the Company had base load net plant capability totaling 560,401 kw, consisting of 251,551 kw from the Big Stone Plant (the Company's 53.9% share), 154,025 kw from the Hoot Lake Plant, 149,450 kw from the Coyote Plant (the Company's 35% share), and under contract 5,375 kw from the Potlatch Co-generation Plant near Bemidji, Minnesota. In addition to its base load capability, the Company has combustion turbine and small diesel units, used chiefly for peaking and standby purposes, with a total capability of 91,208 kw, and 4,374 kw of hydroelectric capability. During 1997, the Company generated about 69% of its total kwh sales and purchased the balance.

    The Company has made arrangements to help meet its future base load requirements, and continues to investigate other means for meeting such requirements. The Company has an exchange agreement with another utility for the annual exchange of 75,000 kw of seasonal diversity capacity which runs through 2004. The Company also has agreements to purchase 60,000 kw of capacity for the summers of 1998-1999 and 50,000 kw of year-round capacity which runs through April 30, 2005. The Company also has a direct control load management system which provides some flexibility to the Company to effect reductions of peak load.

     The Company is a member of the Mid-Continent Area Power Pool ("MAPP").
The objective of MAPP is to coordinate the planning and operation of generation and interconnecting transmission facilities to provide reliable and economic electric service to members' customers. Customers served by MAPP members may, therefore, benefit from the regional high voltage interconnections which are capable of transferring large blocks of energy between systems. Also, high voltage interconnections permit companies to engage in power transactions with each other. The operating agreement for MAPP was restated in 1996 to open membership to organizations outside the original Upper Midwest boundaries, to establish a Regional Transmission Group ("RTG") and to add energy market functions. RTGs, as proposed by the FERC, coordinate planning of transmission grids on regional levels.

     The Company traditionally experiences its peak system demand during the winter season. For the calendar year 1997, the Company established a new system peak demand of 635,529 kw on January 7, 1997. The highest previous sixty-minute peak demand was 635,320 kw on November 26, 1996. Taking into account additional capacity available to it in January 1997 under power purchase contracts (including short-term arrangements), as well as its own generating capacity, the Company's capability of then meeting system demand, including reserve requirements computed in accordance with accepted industry practice, amounted to 774,610 kw. The Company's additional capacity available under power purchase contracts (as described above), combined with the Company's generating capability and load management control capabilities, is expected to meet 1998 system demand, including industry reserve requirements.

Fuel Supply
-----------

     Coal is the principal fuel burned by the Company at its Big Stone, Coyote, and Hoot Lake generating plants. Coyote, a mine-mouth facility, burns North Dakota lignite coal. Hoot Lake has burned primarily western subbituminous coal since 1988, and Big Stone switched from North Dakota lignite to western subbituminous coal in August of 1995. The following table shows for 1997 the sources of energy used to generate the Company's net output of electricity:


                                                   Net Kilowatt   % of Total
                                                      Hours        Kilowatt
                                                    Generated        Hours
         Sources                                    (Thousands)   Generated
         -------                                    -----------   ---------

  Subbituminous Coal. . . . . . . . . . . . . .       2,167,219       73.8%
  Lignite Coal. . . . . . . . . . . . . . . . .         733,276       25.0
  Hydro . . . . . . . . . . . . . . . . . . . .          26,399         .9
  Oil . . . . . . . . . . . . . . . . . . . . .           7,353         .3
                                                      ---------      -----
  Total . . . . . . . . . . . . . . . . . . . .       2,934,247      100.0%
                                                      =========      ======

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

     In September 1996 three of the four co-owners of the Coyote generating plant filed a Demand and Notice of Arbitration complaint against Knife River Coal Mining Company and MDU Resources Group, Inc. The three co-owners contend that the 14-year-old pricing mechanism outlined in the original coal supply contract has been abandoned by all parties over the past 7 years and no longer results in fair, equitable, and competitive prices for the lignite coal used to generate electricity at the plant. The co-owners expect resolution of this case in 1998.

     It is the Company's practice to maintain minimum 30-day inventories (at full output) of coal at Big Stone, a 20-day inventory at Coyote Plant, and a 10-day inventory at Hoot Lake Plant.

     In November 1996, Big Stone Plant put new aluminum coal cars, leased by the three plant owners, into service transporting coal to the plant. The Company has a coal transportation agreement with Burlington Northern Railroad for transportation services to the Big Stone Plant. This contract began in 1995 and runs through 1999. The aluminum coal cars and current coal and freight agreements result in lower delivered coal prices at the Big Stone Plant which is returned to the Company's retail customers through the Cost of Energy Adjustment clause.

     The Company has a subbituminous coal transportation agreement with Northern Coal Transportation Company, effective January 1993, covering coal moved from Kennecott Energy's Spring Creek mine to Hoot Lake Plant. That agreement was renewed in January 1996 for an additional three years.

    The average cost of coal consumed (including handling charges to the plant sites) per million BTU for each of the three years 1997, 1996, and 1995, was $.958, $.944, and $.969, respectively.

    The Company is permitted by the State of South Dakota to burn some alternative fuels, including tire and refuse derived fuel, at its Big Stone Plant. The quantity of alternative fuel burned during 1997, 3.0% of total fuel burned at Big Stone Plant, and expected to be burned in 1998, is insignificant when compared to the total annual coal consumption at Big Stone Plant.

Rate Regulation
---------------
The Company is subject to electric rate regulation as follows:

                                                     Year Ended
                                                 December 31, 1997
                                                  -----------------
                                                  % of
                                                Electric    % of kwh
Rates                  Regulation               Revenues      Sales
------                 ----------               --------     -------
MN retail sales       MN Public Utilities
                      Commission                  48.7%        45.9%

ND retail sales       ND Public Service
                      Commission                  38.0         33.0

SD retail sales       SD Public Utilities
                      Commission                   7.5          6.4

Transmission & sales  FERC
  for resale                                       5.8         14.7
                                                  ----         ----
                                                 100.0%       100.0%
                                                 =====        =====

    The following table summarizes the electric rate proceedings with the Minnesota Public Utilities Commission ("MPUC"), the South Dakota Public Utilities Commissions ("SDPUC"), the North Dakota Public Service Commission ("NDPSC"), and FERC since January 1, 1993:
                                                       Increase
                                                  (Decrease) Granted
                                                  ------------------
Commission             Date                         Amount      %
----------             ----                         ------    -----
                                                 (Thousands)

Minnesota     Last Proceeding was July 1, 1987

North Dakota
              (1) September 22, 1993              ($  449)     (0.6%)

South Dakota  Last Proceeding was November 1, 1987

FERC          (2) March 25, 1997
              (3) May 29, 1997

(1) An agreement for incentive regulation reached between the Company and the NDPSC provided for sharing equally between ratepayers and shareholders any amount earned in 1993 over or under a benchmark overall rate of return. A liability of $449,000 resulting from sharing earnings above this benchmark for 1993 was returned to customers in 1994.

(2) On March 25, 1997, FERC issued an order approving a settlement agreement in the Company's Open Access Transmission Tariff filing of July 9, 1996. This settlement sets the rates the Company can charge under its Open Access Transmission Tariff.

(3) On May 29, 1997, FERC issued an order approving a request for waiver of the standards of conduct under Order 889.

     In 1994 the Company filed a petition with the MPUC for approval of an annual recovery mechanism for demand-side management related costs, under Minnesota's Conservation Improvement Programs. An intervenor, on behalf of the Large General Service Group, filed comments against the petition and requested the MPUC to order a general rate case to review the Company's earnings levels. In the interest of rate stability the Company reached an agreement, which was approved by the MPUC, resulting in an annual cost of approximately $2,200,000 in 1995, 1996, and 1997, and $1,000,000 thereafter. In 1997 the MPUC approved the Company's 1996 financial incentive filing along with a 1.75 percent surcharge on all Minnesota customers' bills starting on July 1, 1997, for the recovery of conservation-related costs over and above those being recovered in current rates. The approved surcharge in effect from July 1, 1996, through June 30, 1997, was 1.25 percent and the approved surcharge in effect from July 1, 1995, through June 30, 1996, was .5030 percent. The current surcharge rate will be in place until June 30, 1998, when it will be revised for subsequent years' program results.

     Under Minnesota law, the MPUC must allow implementation of an interim rate increase, subject to refund with interest, 60 days after the initial filing date of a rate increase request, except that the MPUC is not required to allow implementation of the interim rate increase until four months after the effective date of a previous rate order. The amount of the interim rate increase will be calculated using the proposed test year cost of capital, the rate of return on common equity most recently granted to the Company by the MPUC, and rate base and expense items allowed by a currently effective MPUC order. In addition, if the MPUC fails to make a final determination regarding any rate request within ten months after the initial request is filed, then the requested rate is deemed to be approved, except if (I) an extension of the procedural schedule (in case of a contested rate increase request) has been granted, in which case the schedule of rates will be deemed to have been approved by the MPUC on the last day of the extended period of suspension of the rate increase, or (II) a settlement has been submitted to and rejected by the MPUC, and the MPUC does not make a final determination concerning the schedule of rates, in which case the schedule of rates will be deemed to have been approved 60 days after the initial or, if applicable, the extended period of suspension of the rate increase.

    Rate requests filed with the NDPSC become effective 30 days after the date of filing unless suspended by the NDPSC. Within seven months after the date of suspension, the NDPSC must act on the request, and during the period of consideration by the NDPSC a suspended rate can be implemented only with the approval of the NDPSC.

    South Dakota law provides that a requested rate increase can be implemented 30 days after the date of filing, unless its effectiveness is suspended by the SDPUC. The SDPUC may suspend the effectiveness of the proposed rate change for a period not longer than 90 days beyond the time when the rate change would otherwise go into effect, unless the SDPUC finds that a longer time is required, in which case the SDPUC may extend the suspension for a period not to exceed a total of 12 months. A public utility may not put a proposed rate change into effect until at least 45 days after the SDPUC has made a determination concerning any previously filed rate change. In the event that a requested rate change is suspended by the SDPUC, such requested rate change can be implemented by the public utility six months after the date of filing (unless previously authorized by the SDPUC), subject to refund with interest.

    The Company's wholesale power sales and transmission rates are subject to the jurisdiction of the FERC under the Federal Power Act of 1935. Filed rates are effective after a one-day suspension period, subject to ultimate approval by the FERC. Power pool sales are conducted continuously through MAPP on the basis of generating costs, in accordance with schedules filed by MAPP with the FERC.

    In rate cases, a forward test year procedure enables cost increases to be recovered more promptly than use of an historic test year. The MPUC has established by regulation a forward test year procedure. North Dakota law allows a forward test year. The SDPUC uses an historic test year with adjustments for known and measurable changes occurring within 24 months of the last month of the test year.

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

General Regulation
------------------

    Minnesota: Under the Minnesota Public Utilities Act, the Company is subject to the jurisdiction of the MPUC with respect to rates, issuance of securities, depreciation rates, public utility services, construction of major utility facilities, establishment of exclusive assigned service areas, contracts and arrangements with subsidiaries and other affiliated interests, and other matters. The MPUC has the authority to assess the need for large energy facilities and to issue or deny certificates of need, after public hearings, within six months of an application to construct such a facility.

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

    The MPUC requires the submission of a 15-year advance integrated resource plan by utilities serving at 10,000 customers, either directly or indirectly, and having at least 100 megawatts of load. The MPUC's findings and orders with respect to these submissions is binding for jurisdictional utilities. The Company's most recent plan was submitted to the MPUC in 1996, and was approved as submitted in its entirety. The MPUC granted the Company a one year waiver in submitting the next plan, which is now due in 1999. The Minnesota legislature has enacted a statute that favors conservation over the addition of new resources. In addition, it has mandated the use of renewable resources where new supplies are needed, unless the utility proves that a renewable energy facility is not in the public interest. It has effectively prohibited the building of new nuclear facilities. The environmental externality law requires the MPUC, to the extent practicable, to quantify the environmental costs of each type of generation, and to use such monetized values in evaluating resource plans. The MPUC must disallow any nonrenewable rate base additions (whether within or without the state) or any rate recovery therefrom, and shall not approve any nonrenewable energy facility in an integrated resource plan, unless the utility proves that a renewable energy facility is not in the public interest. The state has prioritized the acceptability of new generation with wind and solar ranked first and coal and nuclear ranked fifth, the lowest ranking. Whether these state policies are preempted by federal law has not been determined.

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

     North Dakota: The Company is subject to the jurisdiction of the NDPSC with respect to rates, services, certain issuances of securities and other matters. The North Dakota Energy Conversion and Transmission Facility Siting Act grants the NDPSC the authority to approve sites in North Dakota for large electric generating facilities and high voltage transmission lines. This Act is similar to the Minnesota Power Plant Siting Act described above and affects new electric power generating plants of 50,000 kw or more and new transmission lines of more than 115 kv. The Company is required to submit a ten-year plan to the NDPSC annually.

     South Dakota: The South Dakota Public Utilities Act subjects the Company to the jurisdiction of the SDPUC with respect to rates, public utility services, establishment of assigned service areas, and other matters. The Company is currently exempt from the jurisdiction of the Commission with respect to the issuance of securities. Under the South Dakota Energy Facility Permit Act, the SDPUC has the authority to approve sites in South Dakota for large energy conversion facilities (100,000 kw or more) and transmission lines of 115 kv or more.

     FERC: The Company is also subject to regulation by the FERC, successor to the Federal Power Commission, created pursuant to the Federal Power Act of 1935, as amended. The FERC is an independent agency which has jurisdiction over rates for sales for resale, transmission and sale of electric energy in interstate commerce, interconnection of facilities, and accounting policies and practices.

     General: The United States Congress ended its 1997 legislative session without taking action on proposed electric industry restructuring legislation. Federal restructuring legislation in 1998, a Congressional election year, is also unlikely due to the complexities of issues involved with federal intervention.

     The MPUC issued its Wholesale Competition Report in 1996 and its Retail Competition Report in 1997 and continues to work on specific topics in the areas of potential stranded costs, unbundled rates and affiliated transactions. The Minnesota Legislature is not expected to adopt deregulation legislation until 1999 at the earliest. In 1997 the North Dakota Legislature created a subcommittee to investigate the impact of electric utility industry restructuring on North Dakota. In view of the legislative effort, the NDPSC closed its investigative docket. The SDPUC has not taken any action with regards to industry restructuring or retail competition.

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

Environmental Regulation
------------------------

     Impact of Environmental Laws: The Company's existing generating plants are subject to stringent standards and regulations regarding, among other things, air, water and solid waste pollution, by agencies of the federal government and the respective states where the Company's plants are located. The Company estimates that it has expended in the five years ended December 31, 1997, approximately $2,210,000 for environmental control facilities. Included in the 1998-2002 construction budget are approximately $1,780,000 for environmental improvements for existing and new facilities, including $440,000 for 1998.

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

     The national SO2 emission reduction goals are to be achieved through a new market-based system under which power plants are to be allocated "emissions allowances" that will require plants to either reduce their emissions or acquire allowances from others to achieve compliance. The SO2 emission reduction requirements are being imposed in two phases, the first phase was imposed in 1995 and the second phase will be imposed in 2000.

     The phase one requirements do not apply to any of the Company's plants. The phase two standards apply to the Company's plants in the year 2000. The Company believes that its current use of low sulfur coal at the Hoot Lake Plant and the dry scrubbers installed at the Coyote Plant will enable the facilities to comply with anticipated phase two limitations with regards to SO2. The Company has a subbituminous coal contract for Big Stone Plant which runs through December 1999. The subbituminous coal replaced lignite, which had been used since inception of plant operation in 1975 as the primary fuel. The Company intends that the Big Stone Plant will maintain current levels of operation and meet phase two requirements either by burning low sulfur subbituminous coal or by the acquisition of SO2 allowances. The cost of subbituminous coal in 2000 and beyond may be higher than the current market price but would likely not adversely affect the Company's power plant operations.

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

     On December 19, 1996, the EPA also adopted NOx emissions regulations that would be applicable to cyclone-fired boilers such as those used at Big Stone and Coyote. The regulations require that the emission standard be met by cyclone boilers beginning on January 1, 2000. The Utility Air Regulatory Group ("UARG") filed a Petition for Review in the Court of Appeals for the District of Columbia regarding the EPA adopted NOx emission regulations. As a member of UARG, the Company participated in the Petition, which was rejected by the Court of Appeals on February 13, 1998. The Company is currently evaluating the Big Stone and Coyote NOx emissions with respect to the December 19, 1996 rules. Existing emissions monitoring data indicate that Coyote meets the emission requirements. During 1997, the Company conducted tests at Big Stone to determine if emissions can be reduced through modifications to existing equipment. The tests were successful and the modifications will be completed at a nominal cost.

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

    The Company has all federal and state water permits presently necessary for the operation of its Big Stone Plant. A water discharge permit for the Hoot Lake Plant was renewed in 1997 for a five-year term. A permit for the Coyote Plant was renewed in 1993 also for a five-year term. The Company owns five small dams on the Otter Tail River which are subject to FERC licensing requirements. A license for all five dams was issued on December 5, 1991. Total nameplate rating of the five dams is 3,450 kw (net unit capability of 3,514 kw at December 31, 1997).

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

Capital Expenditures
--------------------

     The Company is continually expanding, replacing and improving its electric utility facilities. During 1997 the Company invested approximately $26,489,000 for additions to its electric utility properties. During the five years ended December 31, 1997, the Company had gross electric property additions, including construction work in progress, of approximately $141,769,000 and gross retirements of approximately $39,862,000.

     The Company estimates that during the five years 1998 through 2002 it will invest for electric utility construction approximately $117,000,000. The Company continuously reviews options for increasing its generating capacity, but at this time has no firm plans for additional base load generating plant construction. The majority of electric utility expenditures for the five-year period 1998 through 2002 will be for work related to the Company's transmission and distribution system.

Franchises
----------

     At December 31, 1997, the Company had franchises in all but one of the 371 incorporated municipalities which it serves. All franchises are nonexclusive and generally were obtained for 20-year terms, with varying expiration dates. No franchises are required to serve unincorporated communities in any of the three states which the Company serves.

                         MANUFACTURING OPERATIONS
                         ------------------------

General
-------

     Manufacturing Operations consists of businesses involved in the following manufacturing activities: PVC pipe, sugar beet processing equipment, metal stamping, contract machining, and frame straightening racks and accessories used by the auto body industry. Initial acquisitions of businesses in this segment were made in 1990. On June 30, 1997, Mid-States acquired Chassis Liner in a pooling-of-interests transaction. The Company derived 21% of its consolidated operating revenues from this segment in 1997, 17% in 1996, and 12% in 1995.

    	The following is a brief description of each of these businesses:

     Precision Machine of North Dakota, Inc., located in West Fargo, ND, uses computer controlled lathes and milling machines to produce precision parts for manufacturers.

     Dakota Machine, Inc., located in West Fargo, ND, is primarily engaged in metal fabrication of large equipment that handles or processes sugar beets. Dakota Engineering, Inc., a subsidiary of Dakota Machine, Inc., was formed in 1995 and is engaged in design engineering and construction management, primarily in the sugar industry.

     Glendale Machining, Inc., located in Pelican Rapids, MN, uses computer controlled lathes and milling machines to produce parts for manufacturers.

     BTD Manufacturing, Inc. ("BTD"), located in Detroit Lakes, MN, is a metal stamping and tool and die manufacturer. BTD stamps, machines, and assembles metal parts according to manufacturers' specifications primarily for the snowmobile/recreation vehicle industry.

     Northern Pipe Products, Inc., located in Fargo, ND, manufactures poly-vinyl-chloride (PVC) pipe for municipal, rural water, irrigation and other uses in a sixteen-state area.

     Chassis Liner Corporation, located in Alexandria and Lucan, MN, manufactures vehicle frame-straightening equipment and accessories used by the auto body industry.

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

Capital Expenditures
--------------------

     During 1997 capital expenditures of approximately $6,300,000 were made in Manufacturing Operations, Plant and Equipment. Total capital expenditures for Manufacturing Operations during the five-year period 1998-2002 are estimated to be approximately $13,000,000.

                         HEALTH SERVICES OPERATIONS
                         --------------------------

General
-------

     Health Services Operations consists of businesses involved in the sale, service, rental, refurbishing and operation of medical imaging equipment and the sale of related supplies and accessories to various medical institutions primarily in the Midwest United States. The Company derived 17% of its consolidated operating revenues from this segment in 1997, 17% in 1996, and 16% in 1995.

     Subsidiaries comprising Health Services Operations include the following:

     Diagnostic Medical Systems, Inc. ("DMS"), located in Fargo, ND, sells, services and refurbishes diagnostic medical imaging equipment manufactured primarily by Philips Medical Systems ("Philips"), including fluoroscopic, radiographic and mammography equipment, along with ultrasound, computerized tomography ("CT") scanners, magnetic resonance imaging ("MRI") scanners, cardiac cath labs, and radiation therapy equipment for the treatment of cancer. DMS is also a distributor of x-rays supplies and accessories to health care facilities. DMS subsidiaries are DMS Imaging, Inc. and DMS Leasing, Inc. In 1994 DMS entered into a five-year dealer agreement with Philips, which can be terminated by Philips upon certain circumstances. DMS is also a supplier for Kodak, DuPont, Imation, and Fuji in the medical film and accessory business. DMS markets mainly to hospitals, clinics and mobile service companies in North Dakota, South Dakota, Minnesota, Montana and Wyoming. Almost 80% of the hospitals served by DMS have 50 or fewer beds.

     DMS Imaging, Inc., a subsidiary of DMS located in Fargo, ND and Bemidji MN, provides mobile and fixed diagnostic medical equipment and related services to health care providers in a nineteen state area, including diagnostic nuclear medicine, ultrasound, mammography, computerized axial tomography, and magnetic resonance imaging. Northern Medical Imaging, Inc., acquired in April 1996 and Imaging Plus, Inc. were combined in January 1997 to form DMS Imaging, Inc.

     Combined, the Health Service subsidiaries cover the three basics of the medical imaging industry: (1) operating technologists who do the imaging of patients of hospitals and clinics; (2) the equipment function that sells, owns, rents, refurbishes and maintains the imaging machines; and (3) central office specialists who provide scheduling, billing and administrative support.

     Each of the subsidiaries described above under Health Services Operations and Manufacturing Operations are owned by Mid-States, which is a wholly owned subsidiary of Minnesota Dakota Generating Company ("MDG"). MDG is a wholly owned subsidiary of the Company.

Competition
-----------

     The market for selling, servicing and operating diagnostic imaging services and imaging systems is highly competitive. In addition to direct competition from other contract providers, the Company competes with free-standing imaging centers and health care providers that have their own diagnostic imaging systems and with equipment manufacturers that sell imaging equipment to health care providers for full-time installation. Some of the Company's direct competitors which provide contract MRI services have access to greater financial resources than the Company. In addition, some of the Company's customers are capable of providing the same services to their patients directly, subject only to their decision to acquire a high-cost diagnostic imaging system, assume the financial and technology risk, and employ the necessary technologies. The Company competes against other contract providers on the basis of quality of services, quality and magnetic field strength of imaging systems, price, availability and reliability.

Capital Expenditures
--------------------

     During 1997 capital expenditures of approximately $3,800,000 were made in Health Services. Total capital expenditures during the five-year period 1998-2002 are estimated to be $34,000,000.

                       OTHER BUSINESS OPERATIONS
                       -------------------------

General
-------

     The Company's Other Business Operations consists of businesses that are diversified in such areas as electrical and telephone construction contracting, radio broadcasting, waste incinerating, and telephone/cable TV utility. On January 2, 1997, NCU acquired Peoples in a pooling-of-interests transaction. The Company derived 10% of its consolidated operating revenues from these diversified businesses during 1997, 12% in 1996, and 10% during 1995.

     The following is a brief description of each of these businesses:

     Moorhead Electric, Inc., located in Moorhead, MN, provides commercial and industrial wiring of large buildings, constructs and maintains telecommunications and power distribution systems, and installs computer network cable.

     Aerial Contractors, Inc., located in West Fargo, ND, installs overhead and underground utility lines.

     KFGO, Inc., located in Fargo, ND, operates two AM and four FM commercial radio stations along with a video production facility.

     Western Minnesota Broadcasting Company, located in Morris, MN, operates an AM and FM commercial radio station.

     Quadrant Co. ("Quadrant") operates a municipal waste burning facility located in Perham, MN. In 1997 Quadrant began processing solid waste for three Minnesota counties under the terms of a new waste incineration agreement. Since operating under the new agreement, Quadrant has experienced a reduction in revenue of approximately fifty percent, as compared to 1996. New pollution rules for Minnesota waste incinerators have been issued. The costs to be in compliance with the new pollution rules by the year 2000 in conjunction with reduced operating revenues threaten the economic viability of the plant. However, Quadrant is currently generating positive cash flows from the operation of its plant which had a net undepreciated book value of approximately $2.45 million on December 31, 1997. The Company intends to operate the Quadrant plant as long as positive cash flows can be maintained but will continue to evaluate its investment in Quadrant for asset impairment on a quarterly basis.

     Midwest Information Systems, Inc.("MIS"), headquartered in Parkers Prairie, MN, owns three operating telephone companies serving over 6,300 customers and two cable television companies serving approximately 1,200 customers. MIS is also involved in long-distance telephone, fiber-optic transmission facilities, and the sale of direct broadcast satellite television programming and equipment.

     With the exception of Quadrant, which was founded by the Company in 1985, each of these businesses was acquired by the Company since 1989. Quadrant is a wholly owned subsidiary of MDG, which in turn is a wholly owned subsidiary of the Company. MIS is a wholly owned subsidiary of NCU, a subsidiary of MDG formed for the purpose of acquiring utility companies.
Each of the other subsidiaries described above are owned by Mid-States, which is also a wholly owned subsidiary of MDG.

General Regulation
------------------

     The Company's operating telephone subsidiaries are subject to the regulatory authority of the MPUC regarding rates and charges for telephone services, as well as other matters. The operating telephone subsidiaries must keep on file with the DPS schedules of such rates and charges, and any requests for changes in such rates and charges must be filed for approval by the MPUC. The telephone industry is also subject generally to rules and regulations of the Federal Communications Commission ("FCC"). The Company's operating cable television subsidiary is regulated by federal and local authorities. The Company's radio broadcasting subsidiaries are regulated by the FCC.

Environmental Regulation
------------------------

     In recent years, facilities such as Quadrant that burn municipal solid waste have been subjected to increasing state and federal environmental regulation. The Minnesota Pollution Control Agency promulgated rules relating to ash in 1993 and air emissions in 1994. In late 1996, the U.S. Court of Appeals for the District of Columbia Circuit vacated air emission regulations recently adopted by the EPA. EPA has petitioned for a rehearing of the case. Quadrant continues to operate under an expired air emission permit with the permission of the Minnesota Pollution Control Agency and submitted its application for a new air emission permit in April of 1995. Historically the terms of Quadrant's contracts with customers have enabled Quadrant to pass on to its customers much of the cost of environmental compliance. The increasing cost of environmental compliance may adversely affect Quadrant's ability to successfully negotiate the renewal of the contracts discussed above.

Competition
-----------

     Each of the businesses in Other Business Operations is subject to competition, as well as the effects of general economic conditions, in their respective industries.

Capital Expenditures
--------------------

     During 1997 capital expenditures of approximately $3,000,000 were made in Other Business Operations. Capital expenditures during the five-year period 1998-2002 are estimated to be approximately $9,000,000 for Other Business Operations.

       	                       FINANCING
                               ---------

     The Company estimates that funds internally generated net of forecasted dividend payments, combined with funds on hand, will be sufficient to meet all sinking fund payments for First Mortgage Bonds in the next five years and to provide for its estimated 1998-2002 consolidated capital expenditures. Additional short-term or long-term financing will be required in the period 1998-2002 for the maturity of First Mortgage Bonds and other long-term debt, in the event the Company decides to refund or retire early any of its presently outstanding debt or Cumulative Preferred Shares, or for other corporate purposes.

     The foregoing estimates of capital expenditures and funds internally generated may be subject to substantial changes due to unforeseen factors, such as changed economic conditions, competitive conditions, technological changes, new environmental and other governmental regulations, tax law changes, and rate regulation.

     As of December 31, 1997, the Company had unutilized net fundable property available for the issuance of more than $39,000,000 principal amount of additional First Mortgage Bonds and also was entitled to issue in excess of $131,000,000 principal amount of additional First Mortgage Bonds on the basis of First Mortgage Bonds theretofore retired.

     The Company's operating subsidiaries have been responsible for obtaining their own financing after the Company's initial equity investment and have developed financing arrangements with various banks. Historically, the Company has not made or guaranteed loans to its subsidiaries, loaned any subsidiary money or cosigned on any of their borrowing.

     The Company has access to short-term borrowing resources. As of December 31, 1997, the Company and subsidiaries had unused credit lines totaling $52,285,000. The Company had $2,100,000 in short-term borrowings as of December 31, 1997. The subsidiary companies had $3,115,000 of credit lines in use at December 31, 1997, a portion classified as current maturities and a portion classified as long-term debt depending on the terms and nature of use.

                              EMPLOYEES
                              ---------

     The Company and its subsidiaries had approximately 1,884 full-time employees at December 31, 1997. A total of 484 employees are represented by local unions of the International Brotherhood of Electrical Workers, of which 412 are employees of the Electric Operations segment and are covered by a three-year labor contract that was renewed in 1996 and expires November 1, 1999. The Company has never experienced any strike, work stoppage, or strike vote, and regards its present relations with employees as very good.

Forward Looking Information - Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company has filed cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Factors that might cause such differences include, but are not limited to, the factors discussed under "Factors affecting future earnings" on pages 28 through 30 of the Company's 1997 Annual Report to Shareholders, filed as an exhibit hereto. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission.

Item 2.  PROPERTIES
         ----------

     The Coyote Plant, which commenced operation in 1981, is a 414,000 kw (nameplate rating) mine-mouth plant located in the lignite coal fields near Beulah, North Dakota and is jointly owned by the Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co. and Northwestern Public Service Company. The Company has a 35% interest in the plant and was the project manager in charge of construction. Montana-Dakota Utilities Co., in whose service territory the plant is located, is the operating manager of the plant.

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

     At December 31, 1997, the Company's transmission facilities, which are interconnected with lines of other public utilities, consisted of 48 miles of 345 kv lines; 363 miles of 230 kv lines; 633 miles of 115 kv lines; and 4,120 miles of lower voltage lines, principally 41.6 kv. The Company owns the uprated portion of the 48 miles of the 345 kv line, with Minnkota Power Cooperative retaining title to the original 230 kv construction.

     All of the Company's electric utility properties, with minor exceptions, are subject to the lien of the Company's Indenture of Mortgage dated July 1, 1936, as amended and supplemented, securing its First Mortgage Bonds. All of the common shares of the companies owned by Mid-States are pledged to secure indebtedness of Mid-States.

Item 3.  LEGAL PROCEEDINGS
         -----------------

Patricia C. Reimel v, John C. MacFarlane, et al, and Otter Tail Power Company

     This suit was filed on July 1, 1997, in United States District Court for the District of Minnesota by Pactricia C. Reimel, individually and derivatively as a shareholder of the Company. The suit names as defendants the Company, each member of the Company's Board of Directors and certain executive officers of the Company. The allegations made by the plaintiff relate to the Company's Shareholder Rights Plan, which was adopted by the Company's Board of Directors in January 1997. Claims for relief include modification or elimination of the Company's Shareholder Rights Plan, as well as damages in an unspecified amount. The Company believes the suit is procedurally inappropriate and has requested that the Court dismiss the suit because the plaintiff failed to make a demand on the Board of Directors of the Company prior to seeking to resolve the alleged claims through litigation.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the three months ended December 31, 1997.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 1, 1998)
          ----------------------------------------------------------

     Set forth below is a summary of the principal occupations and business experience during the past five years of executive officers of the Company:

                        DATES ELECTED
                        -------------
NAME AND AGE              TO OFFICE    PRESENT POSITION AND BUSINESS EXPERIENCE
------------              ---------    ----------------------------------------

John C. MacFarlane (58)      4/8/91    Present:	Chairman, President and Chief
                                                Executive Officer

Andrew E. Anderson (58)     4/08/96    Present: Vice President, Finance and
                                                Treasurer
                            4/10/95    Vice President, Finance
                           Prior to
                            4/10/95    Controller

Marlowe E. Johnson (53)	    4/12/93    Present:	Vice President, Customer
                                                Service, North Dakota
                           Prior to
                            4/12/93    Division Manager, Jamestown

Douglas L. Kjellerup (56)   4/12/93    Present:	Vice President, Marketing and
                                       Development
                           Prior to
                            4/12/93    Vice President, Planning and
                                       Development

LeRoy S. Larson (52)        4/12/93    Present:	Vice President, Customer
                                                Service, Minnesota and South
                                                Dakota
                            4/13/92    Vice President, Division Operations,
                                       Minnesota and South Dakota
                           Prior to
                            4/13/92    Division Manager, Morris

Richard W. Muehlhausen (59)  4/8/96    Present: Senior Vice President,
                                                Corporate Services
                           Prior to
                             4/8/96    Vice President, Corporate Services

Jay D. Myster (59)           4/8/96    Present: Senior Vice President,
                                       Governmental and Legal, and
                                       Corporate Secretary
                           Prior to
                             4/8/96    Vice President, Governmental and Legal,
                                       and Corporate Secretary

Rodney C.H. Scheel (48)     4/10/95    Present:	Vice President, Electrical
                           Prior to
                            4/10/95    Director, Information Services

Ward L. Uggerud (48)        4/10/89    Present:	Vice President, Operations

Jeffrey J. Legge (41)       4/10/95    Present:	Controller
                           Prior to
                            4/10/95    Manager, Tax Department

     The term of office of each of the officers is one year, and there are no arrangements or understanding between individual officers or any other persons pursuant to which he was selected as an officer.

     No family relationships exist between any officers of the Company.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
         MATTERS
         -------

     The information required by this Item is incorporated by reference to the first sentence under "Otter Tail Power Company Stock listing" on Page 48, to "Selected consolidated financial data" on Page 21 and to "Quarterly information" on Page 45, of the Company's 1997 Annual Report to Shareholders, filed as an Exhibit hereto.

     In the January 2, 1997, acquisition of Peoples, a Company subsidiary exchanged 163,758 newly issued shares of the Company's common stock and $209,000 in cash for all of the outstanding stock of Peoples. In the June 30, 1997, acquisition of Chassis Liner a Company subsidiary exchanged 157,646 newly issued shares of the Company's common stock for all of the outstanding common stock of Chassis Liner. The issuance of shares of common stock for both acquisitions did not involve a public offering and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"). On January 8, 1997, the Company issued 2,630 shares of its common stock as a bonus to a consultant. The issuance of such shares did not constitute a "sale" within the meaning of Section 2(3) of the Act.

Item 6.   SELECTED FINANCIAL DATA
          -----------------------

     The information required by this Item is incorporated by reference to "Selected consolidated financial data" on Page 21 of the Company's 1997 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     The information required by this Item is incorporated by reference to "Management's discussion and analysis of financial condition and results of operations" on Pages 22 through 30 of the Company's 1997 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The information required by this Item is incorporated by reference to "Quarterly information" on Page 45 and the Company's audited financial statements on Pages 31 through 44 of the Company's 1997 Annual Report to Shareholders excluding "Report of Management" on Page 32, filed as an Exhibit hereto.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     None.

     	                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The information required by this Item is incorporated by reference from the information under "Nominees for Election as Directors" in the Company's definitive Proxy Statement dated March 13, 1998. The information regarding executive officers is set forth in Item 4A hereto.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

     The information required by this Item is incorporated by reference from the information under "Summary Compensation Table," "Pension and Supplemental Retirement Plans," "Severance Agreements," and "Directors' Compensation" in the Company's definitive Proxy Statement dated March 13, 1998.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The information required by this Item is incorporated by reference from the information under "Outstanding Voting Shares" and "Security Ownership of Management" in the Company's definitive Proxy Statement dated March 13, 1998.


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

       (b)  Reports on Form 8-K:

            The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 1997, regarding the Company's issuance of $50,000,000 aggregate principal amount of its Senior Debentures, 6.375% Series due 2007.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               OTTER TAIL POWER COMPANY


                                               By  /s/A. E. Anderson
                                                   A. E. Anderson
                                                   Vice President, Finance and
                                                   Treasurer

                                        Dated:  March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title
-------------------

John C. MacFarlane                        )
  Chairman, President and                 )
  Chief Executive Officer                 )
  (principal executive officer)           )
  and Director                            )
                                          )
A. E. Anderson                            )
  Vice President, Finance and Treasurer   )
  (principal financial officer)           )
                                          )
Jeffrey J. Legge                          )
  Controller                              )    By   /s/A. E. Anderson
  (principal accounting officer)          )         A. E. Anderson
                                          )     Pro Se and Attorney-in-Fact
                                          )        Dated March 26, 1998
Thomas M. Brown, Director                 )
                                          )
Dayle Dietz, Director                     )
                                          )
Dennis R. Emmen, Director                 )
                                          )
Maynard D. Helgaas, Director              )
                                          )
Arvid R. Liebe, Director                  )
                                          )
Kenneth L. Nelson, Director               )
                                          )
Nathan I. Partain, Director               )
                                          )
Robert N. Spolum, Director                )


                            OTTER TAIL POWER COMPANY

                                TABLE OF CONTENTS
                                -----------------

  FINANCIAL STATEMENTS, SUPPLEMENTARY FINANCIAL DATA, SUPPLEMENTAL FINANCIAL
      SCHEDULES INCLUDED IN ANNUAL REPORT (FORM 10-K) FOR THE YEAR ENDED
                              DECEMBER 31, 1997

The following items are included in this annual report by reference to the registrant's Annual Report to Shareholders for the year ended December 31, 1997:

                                                                    Page in
                                                                    Annual
                                                                    Report to
                                                                    Shareholders
                                                                    ------------
Financial Statements:

     Independent Auditors' Report.............................................33

     Consolidated Balance Sheets, December 31, 1997 and 1996.............32 & 33

     Consolidated Statements of Income for the Three Years
     Ended December 31, 1997..................................................31

     Consolidated Statements of Changes in Equity for the
     Three Years Ended December 31, 1997......................................34

     Consolidated Statements of Cash Flows for the Three Years
     Ended December 31, 1997..................................................35

     Consolidated Statements of Capitalization, December 31, 1997
     and 1996.................................................................36

     Notes to Consolidated Financial Statements............................37-45

Selected Consolidated Financial Data for the Five Years
     Ended December 31, 1997..................................................21

Quarterly Data for the Two Years Ended
     December 31, 1997........................................................45



Schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes thereto.


                               Exhibit Index
                                    to
                               Annual Report
                               on Form 10-K
                       For Year Ended December 31, 1997

             Previously Filed
             ----------------
                              As
                           Exhibit
         File No.            No.
         --------          -------
3-A     10-K for year        3-A           --Restated Articles of
        ended 12/31/96                     Incorporation, as amended
                                           (including resolutions
                                           creating outstanding series
                                           of Cumulative Preferred Shares).

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

4-D-2   2-14209              2-B-2         --Twenty-Second Supplemental
                                           Indenture dated as of
                                           July 15, 1958.

4-D-3   33-32499             4-D-7         --Thirty-Second Supplemental
                                           Indenture dated as of
                                           January 18, 1974.

4-D-4   33-46070             4-D-12        --Forty-Third Supplemental
                                           Indenture dated as of
                                           February 1, 1991.

4-D-5   33-46070             4-D-13        --Forty-Fourth Supplemental
                                           Indenture dated as of
                                           September 1, 1991

4-D-6   8-K dated            4-D-15        --Forty-Fifth Supplemental
        7/24/92                            Indenture dated as of
                                           July 1, 1992

4-D-7   8-A dated            1             --Rights Agreement, dated as of
        1/28/97                            January 28, 1997, between the
                                           Company and Norwest Bank Minnesota,
                                           National Association
             Previously Filed
             ----------------
                              As
                           Exhibit
         File No.            No.
         --------          -------
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

10-C-6   10-K for year       10-C-6        --Amendment No. 4 dated
         ended 12/31/93                    January 18, 1994, to Supple-
                                           ment Seven.

10-D     2-55813             5-F           --Contract dated April 12,
                                           1973, between the Bureau of
                                           Reclamation and the Company.

10-E-1   2-55813             5-G           --Contract dated January 8,
                                           1973, between East River
                                           Electric Power Cooperative
                                           and the Company.

10-E-2   2-62815            5-E-1          --Supplement One dated
                                           February 20, 1978.

             Previously Filed
             ----------------
                              As
                           Exhibit
         File No.            No.
         --------          -------
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

10-F-5   10-K for year      10-F-5         --Amendment I to Letter of
         ended 12/31/92                    Intent dated May 8, 1984, for
                                           purchase of share of Big Stone
                                           Plant.

10-G     10-Q for quarter   10-A           --Big Stone Plant Coal Agrmnt
         ended 9/30/94                     by and between the Company,
                                           Montana-Dakota Utilities Co.,
                                           Northwestern Public Service
                                           Company, and Westmoreland
                                           Resources, Inc. (dated as of
                                           June 30, 1994).
             Previously Filed
             ----------------
                              As
                           Exhibit
         File No.            No.
         --------          -------
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

10-H-3   10-K for year      10-H-3         --Amendment dated as of
         ended 12/31/89                    July 29, 1983, to Agreement
                                           for Sharing Ownership of
                                           Coyote Generating Unit No. 1.

             Previously Filed
             ----------------
                              As
                           Exhibit
         File No.            No.
         --------          -------
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

             Previously Filed
             ----------------
                              As
                           Exhibit
         File No.            No.
         --------          -------
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

10-M-5   10-K for year     10-M-5         --Second Amendment dated as of
         ended 12/31/96                   May 21, 1996 to Hoot Lake
                                          Coal Transportation Agreement
                                          dated January 15, 1993.

10-N-1   10-K for year     10-N           --Deferred Compensation Plan
         ended 12/31/91                   for Directors, dated
                                          April 9, 1984.*

10-N-2   10-K for year     10-N-2         --Executive Survivor and Sup-
         ended 12/31/94                   plemental Retirement Plan,
                                          as amended.*

                Previously Filed
                ----------------
                             As
                            Exhibit
             File No.         No.
             --------       -------

10-N-3   10-K for year      10-P          --Form of Severance Agrmnt.*
         ended 12/31/92


10-N-4   10-K for year      10-N-5        --Nonqualified Profit Sharing
         ended 12/31/93                   Plan.*

10-N-5   10-K for year      10-N-6        --Nonqualified Retirement
         ended 12/31/93                   Savings Plan.*

10-O     10-K for year      10-O          --Dealer Agreement by and
         ended 12/31/93                   between DMS and Philips
                                          Medical Systems North
                                          America Company dated
                                          January 18, 1994.

13-A --Portions of 1997 Annual Report to Shareholders incorporated by reference in this Form 10-K.

21-A                                      --Subsidiaries of Registrant

23                                        --Consent of Deloitte & Touche LLP

24-A                                      --Powers of Attorney.

27                                        --Financial Data Schedule.

27-1                                      --Restated Financial Data Schedules.

   	 Restated Financial Data Schedules for 1996 interim and year end consolidated financial statements. Exhibit 27.1 contains restated summary financial information extracted from the restated consolidated financial statements for the affected periods.

27-2                                      --Restated Financial Data Schedule

     Restated Financial Data Schedules for 1997 interim consolidated financial statements. Exhibit 27.2 contains restated
summary financial information extracted from the restated consolidated financial statements for the affected periods.
--------


* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.