Form 10-Q
period 1998-03-31
OTTER TAIL POWER CO
filed 1998-05-15
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
 For the quarterly period ended  MARCH 31, 1998
                                      OR

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

          May 6, 1998 - 11,771,307 Common Shares ($5 par value)



                           OTTER TAIL POWER COMPANY
                           ------------------------
                                    INDEX
                                    -----


Part I. Financial Information                                       Page No.

  Item 1. Financial Statements

    Consolidated Balance Sheets - March 31, 1998 (Unaudited)
    and December 31, 1997                                              2 & 3

    Consolidated Statements of Income - Three Months
    Ended March 31, 1998 and 1997 (Unaudited)                              4

    Consolidated Statements of Cash Flows - Three Months
    Ended March 31, 1998 and 1997 (Unaudited)                              5

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


                            Part I.  Financial Information
                            ------------------------------
Item 1. Financial Statements
----------------------------
                               Otter Tail Power Company
                             Consolidated Balance Sheets

                                       -Assets-
                                                              March 31,   December 31,
                                                                1998          1997
                                                               ------        ------
                                                            (Unaudited)
                                                              (Thousands of dollars)
Plant:
  Electric plant in service                                   $760,935      $758,551
  Subsidiary companies                                          81,793        89,716
                                                              --------      --------
    Total                                                      842,728       848,267
  Less accumulated depreciation and amortization               351,283       350,647
                                                              --------      --------
                                                               491,445       497,620
  Construction work in progress                                 10,046        12,146
                                                              --------      --------
    Net plant                                                  501,491       509,766
                                                              --------      --------
Investments                                                     20,535        20,048
                                                              --------      --------
Intangibles -- net                                              20,517        20,911
                                                              --------      --------
Other assets                                                     3,847         5,932
                                                              --------      --------
Current assets:
  Cash and cash equivalents                                      9,953         5,301
  Temporary cash investments                                         -             -
  Accounts receivable:
    Trade - net                                                 34,015        33,304
    Other                                                        4,912         6,796
  Materials and supplies:
    Fuel                                                         3,236         3,425
    Inventory, materials and operating supplies                 27,187        24,160
  Deferred income taxes                                          2,295         4,738
  Accrued utility revenues                                      10,275         4,271
  Other                                                          5,498         3,795
                                                              --------      --------
    Total current assets                                        97,371        85,790
                                                              --------      --------
Deferred debits:
  Unamortized debt expense and reacquisition premiums            4,093         4,187
  Regulatory assets                                              5,484         5,060
  Other                                                          2,441         3,747
                                                              --------      --------
    Total deferred debits                                       12,018        12,994
                                                              --------      --------
      Total                                                   $655,779      $655,441
                                                              ========      ========

             See accompanying notes to consolidated financial statements

                                        - 2 -

                               Otter Tail Power Company
                             Consolidated Balance Sheets

                                    -Liabilities-
                                                              March 31,   December 31,
                                                                1998          1997
                                                               ------        ------
                                                            (Unaudited)
                                                              (Thousands of dollars)
Capitalization
  Common shares, par value $5 per share - authorized
   25,000,000 shares; outstanding 1998 -- 11,765,598;
   and 1997 -- 11,731,078 shares                              $ 58,828      $ 58,655
  Premium on common shares                                      36,316        35,196
  Retained earnings                                            115,477       115,942
  Accumulated other comprehensive income                           512           363
                                                              --------      --------
    Total                                                      211,133       210,156

  Cumulative preferred shares - authorized 1,500,000
   shares without par value; outstanding 1998
   and 1997, 388,311 shares
    Subject to mandatory redemption                             18,000        18,000
    Other                                                       20,831        20,831

  Cumulative preference shares - authorized 1,000,000
   shares without par value;  outstanding - none                     -             -

  Long-term debt                                               187,033       189,973
                                                              --------      --------
    Total capitalization                                       436,997       438,960
                                                              --------      --------
Current liabilities
  Short-term debt                                                    -         2,100
  Sinking fund requirements and current maturities              18,197        12,324
  Accounts payable                                              24,439        28,427
  Accrued salaries and wages                                     2,574         3,835
  Federal and state income taxes accrued                         6,248         2,572
  Other taxes accrued                                           11,791        11,122
  Interest accrued                                               2,329         3,339
  Other                                                          3,193         2,980
                                                              --------      --------
    Total current liabilities                                   68,771        66,699
                                                              --------      --------

Noncurrent liabilities                                          22,374        17,805
                                                              --------      --------
Deferred credits
  Accumulated deferred income taxes                             93,942        97,583
  Accumulated deferred investment tax credit                    18,372        18,666
  Regulatory liabilities                                        11,930        12,121
  Other                                                          3,393         3,607
                                                              --------      --------
    Total deferred credits                                     127,637       131,977
                                                              --------      --------
      Total                                                   $655,779      $655,441
                                                              ========      ========

             See accompanying notes to consolidated financial statements

                                        - 3 -

                               Otter Tail Power Company
                           Consolidated Statements of Income
                                      (Unaudited)

                                                                  Three months ended
                                                                       March 31,
                                                                  1998          1997
                                                                 ------        ------
                                                                (Thousands of dollars)
Operating revenues
  Electric                                                      $ 56,546      $ 58,400
  Manufacturing                                                   18,131        14,703
  Health services                                                 15,299        15,390
  Other business operations                                        6,933         5,796
                                                                --------      --------
    Total operating revenues                                      96,909        94,289

Operating expenses
  Production fuel                                                  8,868         7,992
  Purchased power                                                  8,257         7,373
  Other electric operation and maintenance expenses               18,970        16,545
  Special charges                                                  9,522             -
  Cost of goods sold                                              24,216        22,465
  Other nonelectric expenses                                      12,157        10,740
  Depreciation and amortization                                    6,488         6,335
  Property taxes                                                   2,873         3,098
                                                                --------      --------
    Total operating expenses                                      91,351        74,548

Operating income
  Electric                                                         5,068        18,052
  Manufacturing                                                    1,265         1,439
  Health services                                                  2,127         1,272
  Other business operations                                       (2,902)       (1,022)
                                                                --------      --------
    Total operating income                                         5,558        19,741

Other income and deductions - net                                    442         1,122
Interest charges                                                   3,949         4,542
                                                                --------      --------
Income before income taxes                                         2,051        16,321
Income taxes                                                         112         5,631
                                                                --------      --------
Income before cumulative effect
 of change in accounting principle                                 1,939        10,690
Cumulative effect of change
 in accounting principle - net-of-tax                              3,819             -
                                                                --------      --------
Net income                                                         5,758        10,690
Preferred dividend requirements                                      590           589
                                                                --------      --------
Earnings available for common shares                            $  5,168      $ 10,101
                                                                ========      ========
Basic and diluted earnings per average common share:
  Before cumulative effect of
   change in accounting principle                               $   0.12      $   0.87
  Cumulative effect of
   change in accounting principle                                   0.32             -
                                                                --------      --------
    Basic and diluted earnings per average common share - net   $   0.44      $   0.87
                                                                ========      ========

Average number of common shares outstanding                   11,740,465    11,569,323

Dividends per common share                                      $  0.480      $  0.465


              See accompanying notes to consolidated financial statements

                                         - 4 -

                                  Otter Tail Power Company
                            Consolidated Statements of Cash Flows
                                         (Unaudited)
                                                                        Three months ended
                                                                             March 31,
                                                                        1998          1997
                                                                       ------        ------
                                                                      (Thousands of dollars)
Cash flows from operating activities:
Net income                                                            $  5,758      $ 10,690
  Adjustments to reconcile net income to net cash
   Provided by operating activities:
    Depreciation and amortization                                        9,018         9,878
    Deferred investment tax credit - net                                  (294)         (294)
    Deferred income taxes                                               (1,917)         (498)
    Change in deferred debits and other assets                             213           751
    Change in noncurrent liabilities and deferred credits                  605          (400)
    Allowance for equity (other) funds used during construction            (29)            -
    (Gains)/Losses from investments and disposal of noncurrent assets      195          (906)
    Voluntary early retirement program charges                           6,305             -
    Asset impairment losses                                              3,217             -
  Cash provided by (used for) current assets & current liabilities:
    Change in receivables, materials and supplies                       (1,707)       (3,101)
    Change in other current assets                                      (7,664)          649
    Change in payables and other current liabilities                    (4,587)       (3,710)
    Change in interest and income taxes payable                          2,665         3,021
                                                                      --------      --------
      Net cash provided by operating activities                         11,778        16,080

Cash flows from investing activities:
  Gross capital expenditures                                            (3,592)      (10,632)
  Proceeds from disposal of noncurrent assets                            1,078           485
  Purchases of marketable securities                                         -            (5)
  Proceeds from sales of marketable securities                               -           313
  Change in other investments                                             (408)          527
                                                                      --------      --------
    Net cash used in investing activities                               (2,922)       (9,312)

Cash flows from financing activities:
  Change in short-term debt - net                                       (2,100)       (8,400)
  Proceeds from issuance of common stock                                 1,292         2,311
  Proceeds from issuance of long-term debt                               6,853        20,258
  Payments for debt and common stock issuance expense                      (81)            -
  Payments for retirement of long-term debt                             (3,946)      (13,092)
  Dividends paid                                                        (6,222)       (6,127)
                                                                      --------      --------
    Net cash used in financing activities                               (4,204)       (5,050)

Net change in cash and cash equivalents                                  4,652         1,718

Cash and cash equivalents at beginning of year                           5,301         2,094
                                                                      --------      --------
Cash and cash equivalents at March 31                                 $  9,953      $  3,812
                                                                      ========      ========
Supplemental cash flow information
  Cash paid for interest and income taxes:
    Interest (net of amount capitalized)                              $  4,691      $  5,822
    Income taxes                                                      $  1,193      $  1,846

                 See accompanying notes to consolidated financial statements

                                            - 5 -

                          OTTER TAIL POWER COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

The Company, in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for the periods. The financial statements for 1998 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1997, 1996, and 1995 included in the Company's 1997 Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, special charge items and the cumulative effect of a change in accounting principle related to the initial recording of unbilled revenue for the states of Minnesota and South Dakota, the earnings for the three-month period ended March 31, 1998, should not be taken as an indication of earnings for all or any part of the balance of the year.

Special charges
---------------
In January 1998 the Company announced a voluntary early retirement program for all nonunion employees age 55 and over. The offer of early retirement was accepted by 55 of 67 eligible employees during the enrollment period that ended March 23, 1998. Most of the costs of the program will be funded through the Company's pension plan. The Company recorded a noncash charge to operating expenses of $6,305,000 ($3,783,000 net-of-tax or $0.32 per share) for special termination benefits and the recognition of previously unrecognized prior service costs related to pension and postretirement benefits. As a result of the reduction in the number of utility employees through this program, the electric utility company will experience a reduction in payroll costs in 1998 and future years.

In March 1998 the Company recorded a noncash accounting charge related to the impairment of its Quadrant Co. waste incineration plant. Due to recent developments which may require additional capital investment in the plant to be in compliance with current air-pollution rules, recent reductions in waste flows and related revenue, and increasing costs associated with repairs and maintenance due to the age of the facility, Quadrant has not been able to meet its interest payments on its debt. Since projected future cash flows from this facility are now less than the carrying value of the assets, an impairment loss has been recognized. The impaired assets include buildings, machinery and equipment used to burn waste. The revised carrying value of this group of assets was calculated on the basis of discounted estimated future cash flows and resulted in a pre-tax noncash charge of $2,500,000 ($1,500,000 net-of tax or $0.13 per share), which includes $248,000 of estimated selling or disposal costs.

The recognition of this impairment is in accordance with the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The $2,500,000 impairment loss is included in operating expenses under the caption of special charges and in operating income from other business operations on the Company's Statement of Income for the three months ended March 31, 1998. Although the recognition of this impairment loss has no cash flow impact, the reduction in future plant depreciation expense of approximately $800,000 annually will have a positive impact on the Company's net income and earnings per share in the remaining quarters of 1998 and in 1999 and 2000.

In the first quarter of 1998, as a result of an unfavorable court decision related to the construction of a rail spur intended to serve Big Stone Plant, the Company wrote off $717,000 ($430,000 net-of tax or $0.04 per share) in project related costs.

Cumulative effect of change in accounting principle
---------------------------------------------------
In the first quarter of 1998 the Company changed its method of revenue recognition in Minnesota and South Dakota from meter reading dates to energy delivery dates, resulting in the accrual of estimated unbilled revenue from sales of electricity through the end of the accounting period. This change results in better matching of revenues and expenses and is consistent with predominant industry practice. The change is also consistent with the way the Company has been recording electric revenue from its North Dakota customers since 1995 under an order from the North Dakota Public Service Commission. The cumulative effect of recording Minnesota and South Dakota unbilled revenue as of January 1, 1998, increased 1998 first quarter net income by $3,819,000 (net of income taxes of $2,545,000) or $0.32 per share. If the Company had been recording Minnesota and South Dakota unbilled revenue in previous accounting periods, its reported 1997 first quarter electric revenue would have been reduced by $1,912,000 and its reported net income would have been reduced by $1,147,000 or $0.10 per share.

Comprehensive income
--------------------
Elements of comprehensive income for the three month period ended March 31, 1998, include net income of $5,758,000 and other comprehensive income of $148,000 (net of $105,000 in deferred taxes) related to the recognition of an additional $253,000 in unrealized gains on "available-for-sale" securities held by a Company subsidiary. Elements of comprehensive income for the three month period ended March 31, 1997, include net income of $10,690,000 along with a $359,000 reduction in accumulated other comprehensive income related to the reversal of previously recorded unrealized gains on "available-for-sale" securities which were sold or reclassified in the first quarter of 1997.

Common shares
-------------
The Company issued 34,520 common shares in the first quarter of 1998 under its Automatic Dividend Reinvestment and Share Purchase Plan.

Acquisitions
------------
On May 1, 1998, the Company acquired PAM Natural Gas, Inc. (PAM), for $1.8 million in stock purchased on the open market and an earn out amount to be paid over seven years contingent upon the achievement of certain financial results. PAM is a Sioux Falls, South Dakota based marketer of natural gas to commercial and institutional customers in Iowa, South Dakota, North Dakota and Minnesota.

Forward Looking Information - Safe Harbor Statement
Under the Private Securities Litigation Reform Act of 1995
----------------------------------------------------------
In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company has filed cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Factors that might cause such differences include, but are not limited to, governmental and regulatory action, the competitive environment, economic factors, weather conditions, and other factors discussed under "Factors affecting future earnings" on pages 28-30 of the Company's 1997 Annual Report to Shareholders, which is incorporated by reference in the Company's Form 10-K for the fiscal year ended December 31, 1997. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------

Material Changes in Financial Position
--------------------------------------
Cash provided by operating activities of $11,778,000 as shown on the Consolidated Statement of Cash Flows for the three months ended March 31, 1998, combined with funds on hand of $5,301,000 at December 31, 1997, allowed the Company to pay dividends, finance its capital expenditures, and repay $2,100,000 of short-term debt outstanding at December 31, 1997, in the first three months of 1998. The Company's initiative to reduce capital expenditures is reflected in the $7,040,000 reduction in this category in the first three months of 1998, as compared to the same period in 1997. At March 31, 1998, the Company and its subsidiaries had $47.3 million available in unused lines of credit which could be used to supplement cash needs. The Company estimates that funds internally generated, combined with funds on hand, will be sufficient to meet all sinking fund payments for First Mortgage Bonds in the next five years and to provide for its estimated 1998-2002 consolidated capital expenditures.

Additional short-term or long-term financing will be required in the period 1998-2002 in connection with the maturity of First Mortgage Bonds and other long-term debt and in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares or for other corporate purposes.

Although the Company continues to make capital investments to improve and enhance system reliability and customer service, the minor increase in electric plant in service, commensurate with the decrease in construction work in progress, reflects the Company's initiative to reduce capital expenditures. The decrease in subsidiary companies plant is mainly due to the $7.2 million ($2.25 million net of accumulated depreciation) impairment write-down of the Quadrant Co. waste incineration plant.

The $2.1 million decrease in other assets reflects a $2.5 million reduction in net pension assets related to the Company's voluntary early retirement program. The decrease in other accounts receivable of $1.9 million is mainly due to the timing of payments for the operation of Big Stone Plant from the Plant's joint owners and the timing of advance payments to the Coyote Plant operators. The $3.0 million increase in inventory, materials and operating supplies reflects a build up at the Company's construction and manufacturing subsidiaries in preparation for the summer construction season and to accommodate increased sales. The $2.4 million decrease in deferred income taxes and the $6.0 increase in accrued utility revenues are related to the initial recording of Minnesota and South Dakota unbilled revenues. The increase in other current assets of $1.7 million reflects an increase in costs in excess of billings at one of the Company's manufacturing subsidiaries on two major pieces of equipment scheduled for installation at the customers plant sites in April and June. The write-off of $717,000 in costs related to the Big Stone Plant rail spur project is reflected in the reduction in other deferred debits.

The combined increase in common shares, par value and premium on common shares of $1.3 million is due to the issuance of 34,520 shares of common stock under the Company's Automatic Dividend Reinvestment and Share Purchase Plan. The increase in sinking fund requirements and current maturities reflects a normal seasonal increase in credit line usage at the Company's manufacturing and construction subsidiaries. The decrease in accounts payable, which is normal for the Company in the first quarter, includes a $1.4 million decrease in payables to the Company's Big Stone and Coyote Plant partners as a result of year-end reclassifications, and a $1.05 million decrease in billings in excess of costs at the Company's
health services subsidiary.   Accrued salaries and wages decreased as a
result of the payment of 1997 accrued employee incentives and the reduction in accrued benefits to voluntary early retirement program participants.
The decrease in interest accrued is due to the timing of interest payments on the Company's First Mortgage Bonds, the majority of which are due in the first and third quarters of the year. The increase in federal and state taxes accrued is related to the timing of estimated quarterly tax payments due in December and April.

The increase in noncurrent liabilities of $4.6 million is due to the recognition of special termination benefits and unrecognized prior service costs related to pension and postretirement benefits as a result of the Company's voluntary early retirement program. The $3.6 million decrease in accumulated deferred income taxes is due to the $6.3 million expense accrual for the Company's voluntary early retirement program and the reversal of $1.0 million in deferred taxes related to the Quadrant Co. waste incineration plant.

Material Changes in Results of Operations
-----------------------------------------
The 3.2% decrease in electric operating revenue for the quarter ended March 31, 1998, as compared to the same period in 1997, is due to a 6.9% decrease in retail revenue partially offset by a 40% increase in power pool sales and a 51% increase in other electric revenue. The decrease in retail revenue is mainly due to a combination of two factors: (1) retail mwh sales are down 3.9% as a result of significantly milder weather in the first three months of 1998 -- heating degree days were down 19.4% from the first quarter of 1997 and (2) cost-of-energy revenues were $2,263,000 lower in the first quarter of 1998 than in the first quarter of 1997 as a result of the Company having to purchase replacement power during the overhaul shut down of Big Stone Plant in November 1996. The recovery of fuel and purchased power costs through the cost-of-energy adjustment mechanism in retail rates lags two to four months behind the incurring of those costs. Had the Company been recording unbilled revenue for Minnesota and South Dakota prior to 1998, electric revenues in the first quarter of 1997 would have been $1,912,000 less than reported.

The increase in power pool sales is related to an increase in energy available for sale due to the milder winter, and increased sales efforts. Increases in wheeling revenues, Midcontinent Area Power Pool transmission service charges, Minnesota conservation improvement program incentive accruals, and integrated transmission system deficiency payments from other utilities all contributed to the increase in other electric revenue.

Production fuel expenses increased 11.0% in the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, as a result of a 13.5% increase in mwhs generated. Purchased power expenses increased by 12.0% over the same comparable periods despite a decrease in mwhs purchased. The increase in mwhs generated provided for the increase in power pool sales. The inverse relationship of decreased revenues and increased fuel and purchased power costs is due to three factors: (1) timing differences between the recognition of costs and revenues related to the cost-of-energy adjustment mechanism, (2) timing differences related to Minnesota and South Dakota unbilled revenues not being recorded at year-end 1996, and (3) an increase in the cost per mwh of purchased power.

The increase in other electric operation and maintenance expenses for the quarter ended March 31, 1998, as compared to the same period in 1997, is primarily due to four factors: a 3.5% average general wage increase, an increase in outside service expenditures, a decrease in labor capitalization related to a decrease in construction activity, and a change in accounting related to the capitalization of administrative and general (A&G) expenses. In the first quarter of 1997, $560,000 of A&G expenses were transferred to capital. In 1998 the Company discontinued the capitalization of certain A&G expenses on capital projects. This change in A&G accounting treatment is being made to reduce future fixed utility costs in response to industry deregulation.

The $9,522,000 in special charges recorded in the first quarter of 1998 represents three items: (1) a noncash charge of $6,305,000 associated with a voluntary early retirement program offered by the Company, (2) a $2,500,000 impairment loss associated with the Quadrant Co. waste incineration plant, and (3) the write-off of $717,000 in accumulated costs related to a rail spur project at Big Stone Plant. (See "Special charges" in notes to financial statements on page 6 for further information including the net-of-tax and earnings per share impact of these charges.)

The breakdown of cost of goods sold and other nonelectric expenses by business segments other than electric are as follows:

                                      Three months ended March 31
                            Cost of goods sold   Other nonelectric expenses
                            ------------------   --------------------------
                              1998      1997           1998      1997
                             ------    ------         ------    ------
                                          (in thousands)
Manufacturing               $14,043   $10,951        $ 2,695   $ 2,164
Health services               6,867     8,307          6,189     5,680
Other business operations     3,306     3,207          3,273     2,896
                            -------   -------        -------   -------
  Total                     $24,216   $22,465        $12,157   $10,740
                            =======   =======        =======   =======

Four of the Company's six manufacturing subsidiaries recorded increased revenues on increased sales for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. However, increases in manufacturing costs of goods sold and other nonelectric expenses combined with decreased revenue from the two other manufacturing subsidiaries for the same comparable periods resulted in a $174,000 decrease in manufacturing operating income.

A reclassification of $326,000 to health services cost of goods sold from health services other nonelectric expenses was made for the three months ended March 31, 1997, related to the medical imaging services company acquired in April 1996 in order to report these costs and expenses in a manner consistent with previously acquired medical imaging services companies.

The decrease in health services cost of goods sold for the three months ended March 31, 1998, as compared to the same period in 1997, is related to inventory cost adjustments in the first quarter of 1997 and decreased sales of medical equipment in the first quarter of 1998. The increase in health services other nonelectric expenses is related to an increase in medical imaging services delivered in the first quarter of 1998, as compared to the first quarter of 1997. The increased service revenue offset most of the decrease in revenue from sales of medical imaging equipment and, in combination with the decrease in cost of goods sold, resulted in an $855,000 increase in health services operating income.

In other business operations, the Company's construction, media and telecommunications subsidiaries all reported increased revenue in the first quarter of 1998, as compared to the first quarter of 1997. Excluding the Quadrant Co. impairment loss, increased revenues from other business operations well in excess of the increases in cost of goods sold and other nonelectric expenses for this business segment would have resulted in an increase in other business operations operating income of $620,000.

The decrease in property taxes for the three months ended March 31, 1998, as compared to the same period in 1997, is due to reductions in Minnesota commercial and industrial property class rates and lower assessed values on Minnesota utility property. Although the lower class rates and assessed values were effective for 1997 property taxes, the changes occurred after the first quarter of 1997.

The $680,000 decrease in other income and deductions - net for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is related to the sale and reclassification of investments held by the Company's telecommunications subsidiary, Midwest Information Systems, Inc.

The decrease in interest charges for the three months ended March 31, 1998, as compared to the same period in 1997, is a direct result of the reduction of debt related to a $16 million sale/leaseback transaction entered into by Mid-States' medical imaging services subsidiary in November 1997. Mid-States' refinancing of various subsidiary fixed and variable interest rate debt with $22.5 million in 7.8% fixed rate debt in November 1997, along with a decrease in the need for short-term financing to fund operations in the first quarter of 1998, also contributed to the decrease in interest charges.

The decrease in income taxes for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, is primarily due to the decrease in income before taxes for the same comparable periods.



                         PART II. OTHER INFORMATION
                         --------------------------

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------
  a) Exhibits:

     27  Financial Data Schedule

  b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1998.


                                 SIGNATURES
                                 ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          OTTER TAIL POWER COMPANY
                          ------------------------


                          By:    Jeff Legge
                             ---------------------
                                 Jeff Legge
                                 Controller
               (Chief Accounting Officer/Authorized Officer)

Dated: May 15, 1998
       ------------