Form 10-Q
period 1998-06-30
OTTER TAIL POWER CO
filed 1998-08-13
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
 For the quarterly period ended  JUNE 30, 1998
                                      OR

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

          August 1, 1998 - 11,811,071 Common Shares ($5 par value)



                           OTTER TAIL POWER COMPANY
                           ------------------------
                                    INDEX
                                    -----


Part I. Financial Information                                       Page No.

  Item 1. Financial Statements

    Consolidated Balance Sheets - June 30, 1998 (Unaudited)
    and December 31, 1997                                              2 & 3

    Consolidated Statements of Income - Three and Six Months
    Ended June 30, 1998 and 1997 (Unaudited)                              4

    Consolidated Statements of Cash Flows - Six Months
    Ended June 30, 1998 and 1997 (Unaudited)                              5

    Notes to Consolidated Financial Statements (Unaudited)         6, 7 & 8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8-12


Part II. Other Information

  Item 2. Change in Securities                                            12

  Item 3. Legal Proceedings                                               12

  Item 4. Submission of Matters to a Vote of Security Holders             13

  Item 6. Exhibits and Reports on Form 8-K                                13


Signatures                                                                13

                            Part I.  Financial Information
                            ------------------------------
Item 1. Financial Statements
----------------------------
                               Otter Tail Power Company
                             Consolidated Balance Sheets

                                       -Assets-
                                                           June 30,       December 31,
                                                             1998             1997
                                                            ------           ------
                                                         (Unaudited)
                                                             (Thousands of dollars)
Plant:
  Electric plant in service                                $762,416         $758,551
  Subsidiary companies                                       84,143           89,716
                                                           --------         --------
    Total                                                   846,559          848,267
  Less accumulated depreciation and amortization            358,220          350,647
                                                           --------         --------
                                                            488,339          497,620
  Construction work in progress                              12,261           12,146
                                                           --------         --------
    Net plant                                               500,600          509,766
                                                           --------         --------
Investments                                                  21,166           20,048
                                                           --------         --------
Intangibles -- net                                           22,067           20,911
                                                           --------         --------
Other assets                                                  3,906            5,932
                                                           --------         --------
Current assets:
  Cash and cash equivalents                                   3,966            5,301
  Temporary cash investments                                      -                -
  Accounts receivable:
    Trade - net                                              36,986           33,304
    Other                                                     5,122            6,796
  Materials and supplies:
    Fuel                                                      3,178            3,425
    Inventory, materials and operating supplies              26,506           24,160
  Deferred income taxes                                       2,267            4,738
  Accrued utility revenues                                    8,288            4,271
  Other                                                       8,017            3,795
                                                           --------         --------
    Total current assets                                     94,330           85,790
                                                           --------         --------
Deferred debits:
  Unamortized debt expense and reacquisition premiums         3,975            4,187
  Regulatory assets                                           5,908            5,060
  Other                                                       3,036            3,747
                                                           --------         --------
    Total deferred debits                                    12,919           12,994
                                                           --------         --------
      Total                                                $654,988         $655,441
                                                           ========         ========

              See accompanying notes to consolidated financial statements

                                         - 2 -

                              Otter Tail Power Company
                             Consolidated Balance Sheets

                                    -Liabilities-
                                                           June 30,       December 31,
                                                             1998             1997
                                                            ------           ------
                                                         (Unaudited)
                                                             (Thousands of dollars)
Capitalization
  Common shares, par value $5 per share - authorized
   25,000,000 shares; outstanding 1998 -- 11,807,917;
   and 1997 -- 11,731,078 shares                           $ 59,039         $ 58,655
  Premium on common shares                                   37,568           35,196
  Retained earnings                                         117,252          115,942
  Accumulated other comprehensive income                        479              363
                                                           --------         --------
    Total                                                   214,338          210,156

  Cumulative preferred shares - authorized 1,500,000
   shares without par value; outstanding 1998
   and 1997, 388,311 shares
    Subject to mandatory redemption                          18,000           18,000
    Other                                                    20,831           20,831

  Cumulative preference shares - authorized 1,000,000
   shares without par value;  outstanding - none                  -                -

  Long-term debt                                            186,076          189,973
                                                           --------         --------
    Total capitalization                                    439,245          438,960
                                                           --------         --------

Current liabilities
  Short-term debt                                             4,300            2,100
  Sinking fund requirements and current maturities           16,944           12,324
  Accounts payable                                           27,790           28,427
  Accrued salaries and wages                                  2,769            3,835
  Federal and state income taxes accrued                        740            2,572
  Other taxes accrued                                         8,252           11,122
  Interest accrued                                            3,218            3,339
  Other                                                       3,173            2,980
                                                           --------         --------
    Total current liabilities                                67,186           66,699
                                                           --------         --------

Noncurrent liabilities                                       22,808           17,805
                                                           --------         --------
Deferred credits
  Accumulated deferred income taxes                          92,713           97,583
  Accumulated deferred investment tax credit                 18,078           18,666
  Regulatory liabilities                                     11,740           12,121
  Other                                                       3,218            3,607
                                                           --------         --------
    Total deferred credits                                  125,749          131,977
                                                           --------         --------
      Total                                                $654,988         $655,441
                                                           ========         ========

                See accompanying notes to consolidated financial statements

                                        Otter Tail Power Company
                                    Consolidated Statements of Income
                                               (Unaudited)

                                                         Three months ended            Six months ended
                                                              June 30,                    June 30,
                                                         1998          1997           1998          1997
                                                        ------        ------         ------        ------
                                                       (in thousands, except share and per share amounts)
Operating revenues
  Electric                                           $   53,078   $   45,426     $  109,624    $  103,826
  Manufacturing                                          24,674       20,482         42,805        35,185
  Health services                                        17,773       15,019         33,072        30,409
  Other business operations                              11,421       10,169         18,354        15,965
                                                     ----------   ----------     ----------    ----------
    Total operating revenues                            106,946       91,096        203,855       185,385

Operating expenses
  Production fuel                                         9,311        6,630         18,179        14,622
  Purchased power                                         8,730        5,668         16,987        13,041
  Other electric operation and maintenance expenses      17,318       18,663         36,288        35,208
  Special charges                                             -            -          9,522             -
  Cost of goods sold                                     34,463       31,006         58,679        53,471
  Other nonelectric expenses                             13,316       10,498         25,473        21,238
  Depreciation and amortization                           6,353        6,349         12,841        12,684
  Property taxes                                          2,770        2,485          5,643         5,583
                                                     ----------   ----------     ----------    ----------
    Total operating expenses                             92,261       81,299        183,612       155,847

Operating income
  Electric                                                9,455        6,637         14,523        24,689
  Manufacturing                                           2,858        2,124          4,123         3,563
  Health services                                         1,672          225          3,799         1,497
  Other business operations                                 700          811         (2,202)         (211)
                                                     ----------   ----------     ----------    ----------
    Total operating income                               14,685        9,797         20,243        29,538

Other income and deductions - net                         1,265        1,703          1,707         2,825
Interest charges                                          4,098        4,596          8,047         9,138
                                                     ----------   ----------     ----------    ----------
Income before income taxes                               11,852        6,904         13,903        23,225
Income taxes                                              3,837        1,511          3,949         7,142
                                                     ----------   ----------     ----------    ----------
Income before cumulative effect of
  change in accounting principle                          8,015        5,393          9,954        16,083
Cumulative effect of change in
  accounting principle - net-of-tax                           -            -          3,819             -
                                                     ----------   ----------     ----------    ----------
Net income                                                8,015        5,393         13,773        16,083
Preferred dividend requirements                             589          590          1,179         1,179
                                                     ----------   ----------     ----------    ----------
Earnings available for common shares                 $    7,426   $    4,803     $   12,594    $   14,904
Basic and diluted earnings per average common share:
  Before cumulative effect of
   change in accounting principle                    $     0.63   $     0.41     $     0.75    $     1.29
  Cumulative effect of change in
   accounting principle                                       -            -           0.32             -
                                                     ----------   ----------     ----------    ----------
    Basic and diluted earnings
       per average common share - net                $     0.63   $     0.41     $     1.07    $     1.29
                                                     ==========   ==========     ==========    ==========

Average number of common shares outstanding          11,777,247   11,620,738     11,758,856    11,595,030

Dividends per common share                               $0.480       $0.465         $0.960        $0.930

                     See accompanying notes to consolidated financial statements

                                    Otter Tail Power Company
                              Consolidated Statements of Cash Flows
                                           (Unaudited)
                                                                         Six months ended
                                                                             June 30,
                                                                         1998        1997
                                                                        ------      ------
                                                                      (Thousands of dollars)
Cash flows from operating activities:
Net income                                                             $13,773     $16,083
  Adjustments to reconcile net income to net cash
   Provided by operating activities:
    Depreciation and amortization                                       17,802      19,895
    Deferred investment tax credit - net                                  (588)       (588)
    Deferred income taxes                                               (3,739)     (1,523)
    Change in deferred debits and other assets                            (367)       (337)
    Change in noncurrent liabilities and deferred credits                  865        (595)
    Allowance for equity (other) funds used during construction            (61)          -
    (Gains)/Losses from investments and disposal of noncurrent assets      315      (1,620)
    Voluntary early retirement program charges                           6,305           -
    Asset impairment losses                                              3,217           -
   Cash provided by (used for) current assets & current liabilities:
    Change in receivables, materials and supplies                       (3,012)     (3,025)
    Change in other current assets                                      (8,174)      1,265
    Change in payables and other current liabilities                    (6,324)     (3,330)
    Change in interest and income taxes payable                         (1,954)       (706)
                                                                       -------     -------
      Net cash provided by operating activities                         18,058      25,519

Cash flows from investing activities:
  Gross capital expenditures                                           (11,026)    (22,108)
  Proceeds from disposal of noncurrent assets                            1,359         909
  Purchase of businesses, net of cash acquired                          (1,354)          -
  Purchases of marketable securities                                         -          (5)
  Proceeds from sales of marketable securities                               -         313
  Change in other investments                                           (1,372)     (1,131)
                                                                       -------     -------
    Net cash used in investing activities                              (12,393)    (22,022)

Cash flows from financing activities:
  Change in short-term debt - net                                        2,200       2,600
  Proceeds from issuance of common stock                                 2,756       3,578
  Proceeds from issuance of long-term debt                               5,722      40,866
  Payments for debt and common stock issuance expense                      (81)          -
  Payments for retirement of long-term debt                             (5,135)    (37,477)
  Dividends paid                                                       (12,462)    (12,230)
                                                                       -------     -------
    Net cash used in financing activities                               (7,000)     (2,663)

Net change in cash and cash equivalents                                 (1,335)        834

Cash and cash equivalents at beginning of year                           5,301       2,094
                                                                       -------     -------
Cash and cash equivalents at June 30                                   $ 3,966     $ 2,928
                                                                       =======     =======

Supplemental cash flow information
  Cash paid for interest and income taxes:
    Interest (net of amount capitalized)                               $ 7,695     $ 8,710
    Income taxes                                                       $12,566     $ 9,984

                  See accompanying notes to consolidated financial statements

                           OTTER TAIL POWER COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Otter Tail Power Company (the "Company"), in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for the periods. The financial statements for 1998 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1997, 1996, and 1995 included in the Company's 1997 Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, special charge items and the cumulative effect of a change in accounting principle related to the initial recording of unbilled revenue for the states of Minnesota and South Dakota, the earnings for the three-month and six-month periods ended June 30, 1998, should not be taken as an indication of earnings for all or any part of the balance of the year.

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

In March 1998, the Company recorded a noncash accounting charge related to the impairment of its Quadrant Co. ("Quadrant") waste incineration plant. The impaired assets include buildings, machinery and equipment used to burn waste. The revised carrying value of this group of assets was calculated on the basis of discounted estimated future cash flows and resulted in a pre-tax noncash charge of $2,500,000 ($1,500,000 net-of-tax or $0.13 per share). The recognition of this impairment is in accordance with the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The $2,500,000 impairment loss is included in operating expenses under the caption of special charges and in operating income from other business operations on the Company's Statement of Income for the six months ended June 30, 1998. In early July 1998, Quadrant's waste incinerators were shut down because they were not in compliance with Minnesota Pollution Control Agency ("MPCA") particulate emissions regulations. Quadrant is cooperating with the MPCA to resolve the issue. The MPCA has informed Quadrant they are drafting a stipulation agreement to resolve the various claimed regulatory violations, which may include a nonconformance penalty. Quadrant and the Company are unable to determine the amount of any potential liabilities at this time.

In the first quarter of 1998, as a result of an unfavorable court decision related to the construction of a rail spur intended to serve Big Stone Plant, the Company wrote off $717,000 ($430,000 net-of-tax or $0.04 per share) in project related costs.

Cumulative effect of change in accounting principle
---------------------------------------------------
In the first quarter of 1998, the Company changed its method of revenue recognition in the States of Minnesota and South Dakota from meter reading dates to energy delivery dates, resulting in the accrual of estimated unbilled revenue from sales of electricity through the end of the accounting period. This change results in better matching of revenues and expenses and is consistent with predominant industry practice. The change is also consistent with the way the Company has been recording electric revenue from its North Dakota customers since 1995 under an order from the North Dakota Public Service Commission. The cumulative effect of recording Minnesota and South Dakota unbilled revenue as of January 1, 1998, increased 1998 net income by $3,819,000 (net of income taxes of $2,545,000) or $0.32 per share.

If the Company had been recording Minnesota and South Dakota unbilled revenue in previous accounting periods, its reported electric revenue for the second quarter of 1997 would have been reduced by $679,000 and its reported net income would have been reduced by $407,000 or $0.035 per share. Also, the Company's reported electric revenue for the six months ended June 30, 1997 would have been reduced by $2,592,000 and its reported net income would have been reduced by $1,555,000 or $0.134 per share.

Comprehensive income
--------------------
Comprehensive income for the three-month period ended June 30, 1998, includes net income of $8,015,000 along with a reduction in accumulated other comprehensive income of $33,000 (net of $23,000 in deferred taxes) related to a $56,000 reduction in the market value of securities held as "available-for-sale". Comprehensive income for the six month period ended June 30, 1998, includes net income of $13,773,000 and other comprehensive income of $116,000 (net of $81,000 in deferred taxes) related to the recognition of an additional $197,000 in unrealized gains on "available-for-sale" securities held by a Company subsidiary.

Net income of $5,393,000 is the only element of comprehensive income for the three month period ended June 30, 1997. Elements of comprehensive income for the six month period ended June 30, 1997, include net income of $16,083,000 along with a $359,000 reduction in accumulated other comprehensive income related to the reversal of previously recorded unrealized gains on "available-for-sale" securities which were sold or reclassified in the first quarter of 1997.

Common shares
-------------
The Company issued 42,319 common shares in the second quarter of 1998 and 76,839 common shares for the six months ended June 30, 1998 under its Automatic Dividend Reinvestment and Share Purchase Plan. During 1997, the Company issued 39,878 common shares for the three months ended June 30, 1997 and 80,933 common shares for the six months ended June 30, 1997 under its Automatic Dividend Reinvestment and Share Purchase Plan.

Acquisitions
------------
On May 1, 1998, the Company acquired PAM Natural Gas, Inc. ("PAM"), for approximately $1.8 million in stock purchased on the open market and an earn out amount to be paid over seven years contingent upon the achievement of certain financial results. PAM is a Sioux Falls, South Dakota based marketer of natural gas to commercial and institutional customers in Iowa, South Dakota, North Dakota and Minnesota. Upon acquisition PAM's name was changed to Otter Tail Energy Management, Inc.

Rate Matters
------------
On July 1, 1998, the Company increased its Conservation Improvement Project Rider surcharge to all Minnesota customers from 1.75% to 2.75% based upon approval by the Minnesota Public Utilities Commission ("MPUC"). The conservation-related costs being recovered through the surcharge and in base rates include Conservation Improvement Program expenditures, carrying costs on costs incurred in excess of costs currently being recovered, lost margins on avoided kilowatt-hour sales, and bonus incentives related to energy savings. The Minnesota Department of Public Service ("DPS") has recommended to the MPUC that the awarding of lost margin recovery and bonus incentives to regulated utilities be discontinued. The MPUC has opened a docket to review this issue. The Company has filed comments urging the MPUC to continue to allow the lost margin recovery and bonus incentives. For the six months ended June 30, 1998, the Company has recorded $750,000 for lost margin recovery and incentives.

Contingency
-----------
The University of Minnesota ("University") has notified the Company that it intends to seek contribution for expenditures made by the University for the remediation of soil contaminated by polychlorinated biphenyls ("PCBs") at the Rosemount Research Center Superfund site, which is owned by the University. The Minnesota Pollution Control Agency and the University assert that some of the Company's used electrical equipment was a source of contamination at the site. While the precise amount of PCBs sent to the site by the Company is subject to interpretation, it is clear that the Company sent PCB material to the site and that it is a generator of materials sent to the site. Although the Company's allocation of Superfund responsibility has not yet been determined, of the $13 to $15 million expended by the University on remedial activities, the University claims the Company's allocation could be between 9% to 28%. However based upon preliminary discussions that commenced in July 1998 with the parties, the Company believes it can reach a negotiated settlement of less than $500,000. No formal action has been taken to establish the Company's allocation and negotiations continue between the University and the responsible parties.

Forward Looking Information-Safe Harbor Statement
Under the Private Securities Litigation Reform Act of 1995
----------------------------------------------------------
In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company has filed cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Factors that might cause such differences include, but are not limited to, governmental and regulatory action, the competitive environment, economic factors, weather conditions, and other factors discussed under "Factors affecting future earnings" on pages 28-30 of the Company's 1997 Annual Report to Shareholders, which is incorporated by reference in the Company's Form 10-K for the fiscal year ended December 31, 1997. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------

Material Changes in Financial Position
--------------------------------------
Cash provided by operating activities of $18,058,000 as shown on the Consolidated Statement of Cash Flows for the six months ended June 30, 1998, combined with cash provided by the issuances of $2,200,000 in short-term debt, $2,756,000 in common stock and $5,722,000 of long-term debt along with funds on hand of $5,301,000 at December 31, 1997, allowed the Company to pay dividends, finance its capital expenditures, retire long-term debt, and acquire an additional business. The Company's initiative to reduce capital expenditures is reflected in the $11,082,000 reduction in this category in the first six months of 1998, as compared to the same period in 1997. At June 30, 1998, the Company and its subsidiaries had $44.2 million available in unused lines of credit, which could be used to supplement cash needs.
The Company estimates that funds internally generated, combined with funds on hand, will be sufficient to meet all sinking fund payments for First Mortgage Bonds in the next five years and to provide for its estimated 1998-2002 consolidated capital expenditures.

Additional short-term or long-term financing will be required in the period 1998-2002 in connection with the maturity of First Mortgage Bonds and other long-term debt and in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares or for other corporate purposes.

Although the Company continues to make capital investments to improve and enhance system reliability and customer service, the small increases in electric plant in service and construction work in progress reflect the Company's ongoing initiative to reduce capital expenditures. The decrease in subsidiary companies plant is mainly due to the $7.2 million ($2.25 million net of accumulated depreciation) impairment write-down of the Quadrant Co. waste incineration plant. Other changes in subsidiary companies plant include capital additions of $2.5 million in the manufacturing segment and $1.195 million in the other business operations segment and a net decrease in equipment of $2.1 million in the health services segment.

The $2 million decrease in other assets reflects a $2.5 million reduction in net pension assets related to the Company's voluntary early retirement program. The increase in intangibles-net is a result of the PAM acquisition. The $3.7 million increase in trade accounts receivable reflects increases in power pool sales at the end of June and increased sales in the manufacturing segment. The decrease in other accounts receivable of $1.7 million is mainly due to the timing of payments for the operation of Big Stone Plant from the Plant's joint owners and the timing of advance payments to the Coyote Plant operators. The $2.3 million increase in inventory, materials and operating supplies reflects a build up at the Company's construction and manufacturing subsidiaries in preparation for the summer construction season and to accommodate increased sales. The $2.5 million decrease in deferred income taxes and the $4.0 million increase in accrued utility revenues are related to the recording of Minnesota and South Dakota unbilled revenues which was initiated in January, 1998. The increase in other current assets of $4.2 million reflects an increase in costs in excess of billings at one of the Company's manufacturing subsidiaries on two major pieces of equipment scheduled for installation and billing in August, 1998. The write-off of $717,000 in costs related to the Big Stone Plant rail spur project is reflected in the reduction in other deferred debits.

The combined increase in common shares, par value and premium on common shares of $2.8 million is due to the issuance of 76,839 shares of common stock under the Company's Automatic Dividend Reinvestment and Share Purchase Plan. The increase in sinking fund requirements and current maturities reflects a normal seasonal increase in credit line usage at the Company's manufacturing subsidiaries. Accrued salaries and wages decreased primarily as a result of the payment of 1997 accrued employee incentives and the reduction in accrued benefits to voluntary early retirement program participants. The decrease in federal and state taxes accrued is related to the timing of estimated tax payments due in April and June. The decrease in other taxes accrued is a result of the timing of property tax payments due in the second quarter, most of which are paid to the State of Minnesota.

The increase in noncurrent liabilities of $5.0 million is primarily due to the recognition of special termination benefits and unrecognized prior service costs related to pension and postretirement benefits as a result of the Company's voluntary early retirement program. The $4.9 million decrease in accumulated deferred income taxes is mainly due to the $6.3 million expense accrual for the Company's voluntary early retirement program and the reversal of $1.0 million in deferred taxes related to the Quadrant Co. waste incineration plant.

Material Changes in Results of Operations
-----------------------------------------
The 16.8% increase in electric operating revenue for the quarter ended June 30, 1998, as compared to the same period in 1997, is primarily due to a 518% increase in power pool revenues. Power pool kwh sales increased 396% and revenue per power pool kwh sold increased 25%. The increase in power pool sales was the result of increased demand due to other utilities plant shutdowns and hot weather, which the Company was able to take advantage of because of the high availability of the Company's generating plants in the second quarter of 1998.

The 5.6% increase in electric operating revenues for the six months ended June 30, 1998, as compared to the same period in 1997, is due to a 200% increase in power pool sales, combined with a 41% increase in other electric revenue, offset by a 5.2% decrease in retail revenue. Power pool kwh sales increased 142% and revenue per power pool kwh sold increased 24%. The increase in the power pool sales is related to an increase in energy available for sale, along with an increase in demand. During the first six months of 1997, the Company had less energy to market as a result of delayed coal shipments caused by blizzards and the shutdown of Coyote Plant for a lengthy scheduled major overhaul. Increases in wheeling revenues, Midcontinent Area Power pool transmission service charges, Minnesota conservation improvement program incentives and integrated transmission system deficiency payments contributed to the increase in other electric revenue. The decrease in retail revenue was caused by a 2.9% decline in retail kwh sales primarily as a result of significantly milder weather. Heating degree-days were down 21.5% for the six months ended June 30, 1998 as compared to the same period in 1997. Revenue per retail kwh decreased 2.3%. This decrease was due primarily to a reduction in cost of energy revenues, which were $2,372,000 lower than 1997 as a result of the Company having to purchase replacement power during the overhaul shut down of Big Stone Plant in November 1996. The recovery of fuel and purchase power costs through the cost-of-energy adjustment mechanism in retail electric rates lags two to four months beyond the actual incurrance of those costs resulting in higher cost-of-energy revenue recovery in the first quarter of 1997.

Production fuel expenses increased 40.4% in the three months ended June 30, 1998, as compared to the three months ended June 30, 1997, as a result of a 48% increase in mwhs generated at the Company's steam plants, combined with a 4.8% reduction in fuel costs per kwh generated. Production fuel expenses increased 24.3% for the six month period ended June 30, 1998 as compared to the same period in 1997, as a result of a 28.6% increase in mwhs generated combined with a 4.2% reduction in fuel costs per kwh generated. The shutdown of the Coyote Plant from March 27, 1997 until June 6, 1997 was the primary reason for the increase in mwh generated at the steam plants in 1998 for both the three and six-month periods. Also, in 1998, purchased power expenses increased by 54% and 30.3% for the three and six month periods as compared to the prior year as a result of increased power pool sales.

Other electric operation and maintenance expenses for the quarter ended June 30, 1998, as compared to the same period in 1997, decreased 7.2%. For the six-month period ended June 30, 1998 as compared to prior year, other electric operation and maintenance expenses increased 3.1%. The 1997 expenses reflect maintenance costs related to the Coyote plant overhaul.
The 1998 reduction in Coyote maintenance expense was offset by a 3.5% average general wage increase, a decrease in labor capitalization related to a decrease in construction activity, and a change in accounting related to the capitalization of indirect administrative and general (A&G) expenses, which has been discontinued as of January 1, 1998, in response to industry deregulation.

The $9,522,000 in special charges, recorded in the first quarter of 1998, represents three items: (1) a noncash charge of $6,305,000 associated with a voluntary early retirement program offered by the Company, (2) a $2,500,000 impairment loss associated with the Quadrant Co. waste incineration plant, and (3) the write-off of $717,000 in accumulated costs related to a rail spur project at Big Stone Plant. (See "Special charges" in notes to financial statements on page 6 for further information including the net-of-tax and earnings per share impact of these charges.)

The breakdown of cost of goods sold and other nonelectric expenses by business segments other than electric are as follows:

                                        Three months ended June 30
                              Cost of goods sold   Other nonelectric expenses
                              ------------------   --------------------------
                                1998      1997           1998      1997
                               ------    ------         ------    ------
                                            (in thousands)
Manufacturing                 $18,313   $15,869        $ 3,375   $ 2,339
Health services                 9,875     9,523          6,074     5,140
Other business operations       6,275     5,614          3,867     3,019
                              -------   -------        -------   -------
  Total                       $34,463   $31,006        $13,316   $10,498
                              =======   =======        =======   =======

                                         Six months ended June 30
                              Cost of goods sold   Other nonelectric expenses
                              ------------------   --------------------------
                                1998      1997           1998      1997
                               ------    ------         ------    ------
                                            (in thousands)
Manufacturing                 $32,356   $26,821        $ 6,070   $ 4,503
Health services                16,742    17,829         12,263    10,819
Other business operations       9,581     8,821          7,140     5,916
                              -------   -------        -------   -------
  Total                       $58,679   $53,471        $25,473   $21,238
                              =======   =======        =======   =======

Operating income for the manufacturing segment increased 34.6% and 15.7% for the three and six-month periods ended June 30, 1998 as compared to the prior year. The increases in manufacturing operating revenue of 20.5% and 21.7% for the three and six month periods ended June 30, 1998 as compared to the same periods in 1997 are mainly due to increased revenues recorded on increased sales volumes at four of the Company's six manufacturing subsidiaries. Increases in manufactured cost of goods sold are directly related to the increases in the sales. The increase in manufacturing other nonelectric expenses is due to increased sales volumes, increased incentive compensation and increased marketing expenditures.

Reclassifications of $764,000 and $1,090,000 from health services other nonelectric expenses to health services cost of goods sold were made for the three and six month periods ended June 30, 1997, respectively, related to the medical imaging services company acquired in April 1996 in order to report these costs and expenses in a manner consistent with previously acquired medical imaging services companies.

Health services operating revenues increased for the three and six month periods ended June 30, 1998 as compared to the same period in 1997 as a result of increased medical imaging equipment being sold and an increase in medical imaging services delivered. The slight increase in health services cost of goods sold for the three months ended June 30, 1998 is a result of the increase in medical equipment sold. The decrease for the six months ended in health services cost of goods sold as compared to the same period in 1997, is related to inventory cost adjustments during the six months ended June 30, 1997. The increase in health services other nonelectric expenses for the three and six month periods ended June 30, 1998 is related to the increase in medical imaging services delivered and the higher volume of medical imaging equipment sales as compared to the same periods in 1997.

In other business operations, the increase in operating revenues and cost of goods sold for the three and six month periods ended June 30, 1998, were primarily a result of the PAM acquisition. Other nonelectric expenses increased for the three months as a result of the PAM acquisition and increases in selling and administrative expense for the media businesses. The increase in other nonelectric expenses for the six months ended June 30, 1998 primarily related to the Quadrant impairment loss. An increase in other business operations operating income of $509,000, exclusive of the Quadrant Co. impairment loss, for the six months ended June 30, 1998 as compared to the same period in the prior year, is due to better profitability on projects at the Company's construction subsidiaries.

The decrease in other income and deductions - net for the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is related to the sale and reclassification of investments held by the Company's telecommunications subsidiary in 1997 and the recognition of $880,000 in compensation for the abandonment of certain microwave frequencies in 1997.

The decrease in interest charges for the three and six-month periods ended June 30, 1998, as compared to the same periods in 1997, is primarily a result of the reduction of debt related to a $16 million sale/leaseback transaction entered into by Mid-States' medical imaging services subsidiary in November 1997 and the Mid-States' refinancing of various subsidiary fixed and variable interest rate debt with $22.5 million in 7.8% fixed rate debt in November 1997.

The increase in income taxes for the three months ended June 30, 1998, and the decrease for the six months ended June 30, 1998 as compared to the three and six month periods ended June 30, 1997, primarily relate to the increase and decrease in income before taxes for the same comparable periods.


                          PART II. OTHER INFORMATION
                          --------------------------

Item 2. Changes in Securities
        ---------------------
On June 5, 1998, the Company sold 48,180 shares of common stock, acquired in the open market, in connection with the acquisition of PAM Natural Gas, Inc. The sale of such shares did not involve a public offering and therefore was exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended.

Item 3. Legal Proceedings
        -----------------
Patricia C. Reimel v. John C. MacFarlane, et al, and Otter Tail Power
Company

On June 23, 1998 the United States District Court for the District of Minnesota granted the Company's motion for summary judgment and dismissed the plaintiff's claim without prejudice. This suit was filed on July 1, 1997, in United States District Court for the District of Minnesota by Pactricia C. Reimel, individually and derivatively as a shareholder of the Company. The suit named as defendants the Company, each member of the Company's Board of Directors and certain executive officers of the Company. The allegations made by the plaintiff related to the Company's Shareholder Rights Plan, which was adopted by the Company's Board of Directors in January 1997. Claims for relief included modification or elimination of the Company's Shareholder Rights Plan, as well as damages in an unspecified amount. The District Court found that plaintiff's suit was procedurally inappropriate because the plaintiff had failed to make a demand on the Board of Directors of the Company prior to seeking to resolve the alleged claims through litigation.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------
The annual meeting of Shareholders of the Company was held on April 13, 1998, for the purpose of electing three nominees to the Board of Directors with terms expiring in 2001 and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

                                 Shares              Shares Voted
  Election of Directors         Voted For         Withheld Authority
  ---------------------         ---------         ------------------
  Dayle Dietz                  10,189,529              174,285
  Arvid R. Liebe               10,207,310              156,504
  John C. MacFarlane           10,211,472              152,342

                             Shares          Shares            Shares
  Approval of Auditors      Voted For     Voted Against     Voted Abstain
  --------------------      ---------     -------------     -------------
  Deloitte & Touche LLP    10,121,270         91,792           150,752


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------
  a) Exhibits:

     27  Financial Data Schedule

  b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1998.

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

Dated: August 13, 1998
       ---------------