Form 10-Q
period 1998-09-30
OTTER TAIL POWER CO
filed 1998-11-13
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
 For the quarterly period ended  SEPTEMBER 30, 1998
                                      OR

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

          August 1, 1998 - 11,848,241 Common Shares ($5 par value)



                           OTTER TAIL POWER COMPANY
                           ------------------------
                                    INDEX
                                    -----


Part I. Financial Information                                       Page No.

  Item 1. Financial Statements

    Consolidated Balance Sheets - September 30, 1998 (Unaudited)
    and December 31, 1997                                              2 & 3

    Consolidated Statements of Income - Three and Nine Months
    Ended September 30, 1998 and 1997 (Unaudited)                          4

    Consolidated Statements of Cash Flows - Nine Months
    Ended September 30, 1998 and 1997 (Unaudited)                          5

    Notes to Consolidated Financial Statements (Unaudited)               6-8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9-14


Part II. Other Information

  Item 3. Legal Proceedings                                               15

  Item 6. Exhibits and Reports on Form 8-K                                15


Signatures                                                                15

                            Part I.  Financial Information
                            ------------------------------
Item 1. Financial Statements
----------------------------

                              Otter Tail Power Company
                            Consolidated Balance Sheets

                                      -Assets-
                                                         September 30,    December 31,
                                                             1998            1997
                                                         -------------    ------------
                                                          (Unaudited)
                                                              (Thousands of dollars)
Plant:
  Electric plant in service                                  $766,013       $758,551
  Subsidiary companies                                         87,130         89,716
                                                             --------       --------
    Total                                                     853,143        848,267
  Less accumulated depreciation and amortization              364,400        350,647
                                                             --------       --------
                                                              488,743        497,620
  Construction work in progress                                12,195         12,146
                                                             --------       --------
    Net plant                                                 500,938        509,766
                                                             --------       --------
Investments                                                    20,391         20,048
                                                             --------       --------
Intangibles -- net                                             21,918         20,911
                                                             --------       --------
Other assets                                                    3,736          5,932
                                                             --------       --------
Current assets:
  Cash and cash equivalents                                     3,798          5,301
  Temporary cash investments                                        -              -
  Accounts receivable:
    Trade - net                                                39,333         33,304
    Other                                                       7,070          6,796
  Materials and supplies:
    Fuel                                                        2,930          3,425
    Inventory, materials and operating supplies                28,455         24,160
  Deferred income taxes                                         2,277          4,738
  Accrued utility revenues                                      8,578          4,271
  Other                                                         8,607          3,795
                                                             --------       --------
     Total current assets                                     101,048         85,790
                                                             --------       --------
Deferred debits:
  Unamortized debt expense and reacquisition premiums           3,854          4,187
  Regulatory assets                                             6,332          5,060
  Other                                                         2,610          3,747
                                                             --------       --------
     Total deferred debits                                     12,796         12,994
                                                             --------       --------
       Total                                                 $660,827       $655,441
                                                             ========       ========

                 See accompanying notes to consolidated financial statements

                                            - 2 -


                                Otter Tail Power Company
                              Consolidated Balance Sheets

                                     -Liabilities-
                                                              September 30,   December 31,
                                                                   1998           1997
                                                              -------------   ------------
                                                               (Unaudited)
                                                                  (Thousands of dollars)
Capitalization
Common shares, par value $5 per share - authorized
  25,000,000 shares; outstanding 1998 -- 11,846,090
  and 1997 -- 11,731,078 shares                                $  59,230       $  58,655
Premium on common shares                                          38,744          35,196
Retained earnings                                                120,869         115,942
Accumulated other comprehensive income                               347             363
                                                               ---------       ---------
    Total                                                        219,190         210,156

Cumulative preferred shares - authorized 1,500,000
  shares without par value; outstanding 1998
  and 1997, 388,311 shares
   Subject to mandatory redemption                                18,000          18,000
   Other                                                          20,831          20,831

Cumulative preference shares - authorized 1,000,000
  shares without par value;  outstanding - none                        -               -

Long-term debt                                                   185,554         189,973
                                                               ---------       ---------
    Total capitalization                                         443,575         438,960
                                                               ---------       ---------

Current liabilities
  Short-term debt                                                      -           2,100
  Sinking fund requirements and current maturities                10,576          12,324
  Accounts payable                                                38,355          28,427
  Accrued salaries and wages                                       2,765           3,835
  Federal and state income taxes accrued                             336           2,572
  Other taxes accrued                                             10,403          11,122
  Interest accrued                                                 2,161           3,339
  Other                                                            3,345           2,980
                                                               ---------       ---------
    Total current liabilities                                     67,941          66,699
                                                               ---------       ---------

Noncurrent liabilities                                            22,150          17,805
                                                               ---------       ---------
Deferred credits
  Accumulated deferred income taxes                               94,208          97,583
  Accumulated deferred investment tax credit                      17,785          18,666
  Regulatory liabilities                                          11,549          12,121
  Other                                                            3,619           3,607
                                                               ---------       ---------
    Total deferred credits                                       127,161         131,977
                                                               ---------       ---------
      Total                                                    $ 660,827       $ 655,441
                                                               =========       =========

                 See accompanying notes to consolidated financial statements

                                             -3-


                                          Otter Tail Power Company
                                     Consolidated Statements of Income
                                                 (Unaudited)

                                                         Three months ended           Nine months ended
                                                            September 30,               September 30,
                                                         1998          1997          1998           1997
                                                       ------        ------        ------         ------
                                                      (in thousands, except share and per share amounts)
Operating revenues
  Electric                                          $   54,958    $   47,418    $   164,582    $  151,244
  Manufacturing                                         24,463        22,088         67,268        57,273
  Health services                                       16,664        17,868         49,736        48,277
  Other business operations                             16,086        14,484         34,440        30,449
                                                    ----------    ----------    -----------    ----------
    Total operating revenues                           112,171       101,858        316,026       287,243

Operating expenses
  Production fuel                                        8,052         7,900         26,231        22,522
  Purchased power                                       10,480         4,543         27,467        17,584
  Other electric operation and maintenance expenses     16,435        18,115         52,723        53,323
  Special charges                                            -             -          9,522             -
  Cost of goods sold                                    36,945        35,729         95,624        89,200
  Other nonelectric expenses                            13,330        12,658         38,803        33,896
  Depreciation and amortization                          6,398         6,380         19,239        19,064
  Property taxes                                         2,675         2,780          8,318         8,363
                                                    ----------    ----------    -----------    ----------
    Total operating expenses                            94,315        88,105        277,927       243,952

Operating income
  Electric                                              11,756         8,747         26,279        33,436
  Manufacturing                                          3,286         2,857          7,409         6,420
  Health services                                        1,424         1,095          5,223         2,592
  Other business operations                              1,390         1,054           (812)          843
                                                    ----------    ----------    -----------    ----------
    Total operating income                              17,856        13,753         38,099        43,291

Other income and deductions - net                          880         2,572          2,587         5,397
Interest charges                                         3,828         4,729         11,875        13,867
                                                    ----------    ----------    -----------    ----------
Income before income taxes                              14,908        11,596         28,811        34,821
Income taxes                                             5,031         3,811          8,980        10,953
                                                    ----------    ----------    -----------    ----------
Income before cumulative effect of
  change in accounting principle                         9,877         7,785         19,831        23,868
Cumulative effect of change in
  accounting principle - net-of-tax                          -             -          3,819             -
                                                    ----------    ----------    -----------    ----------
Net income                                               9,877         7,785         23,650        23,868
Preferred dividend requirements                            590           590          1,769         1,769
                                                    ----------    ----------    -----------    ----------
Earnings available for common shares                $    9,287    $    7,195    $    21,881    $   22,099
Basic and diluted earnings per average common share:
  Before cumulative effect of
   change in accounting principle                   $     0.79    $     0.62    $      1.54    $     1.90
  Cumulative effect of change in
   accounting principle                                      -             -           0.32             -
                                                    ----------    ----------    -----------    ----------
    Basic and diluted earnings
       per average common share - net               $     0.79    $     0.62    $      1.86    $     1.90
                                                    ==========    ==========    ===========    ==========

Average number of common shares outstanding         11,818,460    11,660,523     11,778,724    11,616,861

Dividends per common share                              $0.480        $0.465         $1.440        $1.395


                     See accompanying notes to consolidated financial statements

                                               -4-


                                     Otter Tail Power Company
                               Consolidated Statements of Cash Flows
                                          (Unaudited)
                                                                             Nine months ended
                                                                               September 30,
                                                                             1998          1997
                                                                            ------        ------
                                                                           (Thousands of dollars)
Cash flows from operating activities:
Net income                                                                 $ 23,650      $ 23,867
  Adjustments to reconcile net income to net cash
    Provided by operating activities:
     Depreciation and amortization                                           26,592        29,937
     Deferred investment tax credit - net                                      (881)         (882)
     Deferred income taxes                                                   (2,777)       (2,331)
     Change in deferred debits and other assets                                   5           491
     Change in noncurrent liabilities and deferred credits                      608           682
     Allowance for equity (other) funds used during construction                (82)            -
     (Gains)/Losses from investments and disposal of noncurrent assets          432        (1,445)
     Voluntary early retirement program charges                               6,305             -
     Asset impairment losses                                                  3,217             -
  Cash provided by (used for) current assets & current liabilities:
     Change in receivables, materials and supplies                           (9,013)       (5,632)
     Change in other current assets                                          (9,048)        1,603
     Change in payables and other current liabilities                         6,561        (1,587)
     Change in interest and income taxes payable                             (3,416)       (1,831)
                                                                            -------       -------
       Net cash provided by operating activities                             42,153        42,872

Cash flows from investing activities:
  Gross capital expenditures                                                (19,795)      (33,849)
  Proceeds from disposal of noncurrent assets                                 1,645         3,664
  Purchase of businesses, net of cash acquired                               (1,354)            -
  Purchases of marketable securities                                              -            (5)
  Proceeds from sales of marketable securities                                    -           786
  Change in other investments                                                (1,042)         (578)
                                                                          ---------      --------
       Net cash used in investing activities                                (20,546)      (29,982)

Cash flows from financing activities:
  Change in short-term debt - net                                            (2,100)        3,500
  Proceeds from issuance of common stock                                      4,123         4,933
  Proceeds from issuance of long-term debt                                    2,943        72,597
  Payments for debt and common stock issuance expense                           (82)            -
  Payments for retirement of long-term debt                                  (9,272)      (71,801)
  Dividends paid                                                            (18,722)      (18,239)
                                                                           --------      --------
       Net cash used in financing activities                                (23,110)       (9,010)

Net change in cash and cash equivalents                                      (1,503)        3,880

Cash and cash equivalents at beginning of year                                5,301         2,130
                                                                           --------      --------
Cash and cash equivalents at September 30                                  $  3,798      $  6,010
                                                                           ========      ========

Supplemental cash flow information
  Cash paid for interest and income taxes:
    Interest (net of amount capitalized)                                   $ 12,376      $ 15,096
    Income taxes                                                           $ 17,331      $ 14,439

                    See accompanying notes to consolidated financial statements

                                             - 5 -

                            OTTER TAIL POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Otter Tail Power Company (the "Company"), in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for the periods. The financial statements for 1998 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1997, 1996, and 1995 included in the Company's 1997 Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, special charge items and the cumulative effect of a change in accounting principle related to the initial recording of unbilled revenue for the states of Minnesota and South Dakota, the earnings for the three-month and nine-month periods ended September 30, 1998, should not be taken as an indication of earnings for all or any part of the balance of the year.

Special charges
---------------
In March 1998, an offer of voluntary early retirement was accepted by 55 of
67 eligible employees.   Most of the costs of the early retirement offer
will be funded through the Company's pension plan. The Company recorded a noncash charge to operating expenses of $6,305,000 ($3,783,000 net-of-tax or $0.32 per share) for special termination benefits and the recognition of previously unrecognized prior service costs related to pension and postretirement benefits. As a result of the reduction in the number of utility employees through this program, the electric utility company will experience a reduction in ongoing payroll costs in 1998 and future years.

In March 1998, the Company recorded a noncash accounting charge related to the impairment of its Quadrant Co. ("Quadrant") waste incineration plant. The impaired assets include buildings, machinery and equipment used to burn waste. The revised carrying value of this group of assets was calculated on the basis of discounted estimated future cash flows and resulted in a pre-tax noncash charge of $2,500,000 ($1,500,000 net-of-tax or $0.13 per share). The recognition of this impairment is in accordance with the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The $2,500,000 impairment loss is included in operating expenses under the caption of special charges and in operating income from other business operations on the Company's Statement of Income for the nine months ended September 30, 1998. In early July 1998, Quadrant's waste incinerators were shut down because they were not in compliance with Minnesota Pollution Control Agency ("MPCA") particulate emissions regulations. Quadrant is cooperating with the MPCA to resolve the issue. Quadrant and the Company have received from the MPCA a Notice of Violation dated October 15, 1998. The Notice of Violation outlines claimed violations of emission limits, operating requirements, and reporting requirements applicable to Quadrant under Minnesota law. Quadrant and the MPCA are in the process of negotiating a penalty settlement and intend to negotiate the terms and conditions of a stipulation agreement involving a compliance schedule, a civil penalty for past alleged violations, and stipulated penalties for any future violations of the stipulation agreement. The outcome of the negotiations is not known at this time, however, it is not expected to have a material financial impact on the Company.

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

If the Company had been recording Minnesota and South Dakota unbilled revenue in previous accounting periods, its reported electric revenue for the third quarter of 1997 would have been reduced by $731,000 and its reported net income would have been reduced by $439,000 or $0.038 per share. Also, the Company's reported electric revenue for the nine months ended September 30, 1997 would have been reduced by $3,323,000 and its reported net income would have been reduced by $1,994,000 or $0.172 per share.

Comprehensive income
--------------------
Comprehensive income for the three month period ended September 30, 1998, includes net income of $9,877,000 along with a reduction in accumulated other comprehensive income of $132,000 (net of $93,000 in deferred taxes) related to a $225,000 reduction in the market value of securities held as "available-for-sale". Comprehensive income for the nine month period ended September 30, 1998, includes net income of $23,650,000 along with a $16,000 reduction in accumulated other comprehensive income (net of $12,000 in deferred taxes) related to a $28,000 reduction in the market value of securities held as "available-for-sale".

Net income of $7,785,000 is the only element of comprehensive income for the three month period ended September 30, 1997. Elements of comprehensive income for the nine month period ended September 30, 1997, include net income of $23,868,000 along with a $359,000 reduction in accumulated other comprehensive income related to the reversal of previously recorded unrealized gains on "available-for-sale" securities which were sold or reclassified in the first quarter of 1997.

Common shares
-------------
The Company issued 38,173 common shares in the third quarter of 1998 and 115,012 common shares for the nine months ended September 30, 1998 under its Automatic Dividend Reinvestment and Share Purchase Plan. During 1997, the Company issued 42,127 common shares for the three months ended September 30, 1997 and 123,060 common shares for the nine months ended September 30, 1997 under its Automatic Dividend Reinvestment and Share Purchase Plan.

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

Rate Matters
------------
On July 1, 1998, the Company increased its Conservation Improvement Project Rider surcharge to all Minnesota customers from 1.75% to 2.75% based upon approval by the Minnesota Public Utilities Commission ("MPUC"). The conservation-related costs being recovered through the surcharge and in base rates include Conservation Improvement Program expenditures, carrying costs on costs incurred in excess of costs currently being recovered, lost margins on avoided kilowatt-hour sales, and bonus incentives related to energy savings. The Minnesota Department of Public Service has recommended to the MPUC that the awarding of lost margin recovery and bonus incentives to regulated utilities be discontinued. The Company's annual electric revenues include approximately $2 million for lost margin recovery and incentives. The MPUC has opened a docket to review this issue. The Company has filed comments urging the MPUC to continue to allow the lost margin recovery and bonus incentives.

Contingency
-----------
The University of Minnesota ("University") has notified the Company that it intends to seek contribution for expenditures made by the University for the remediation of soil contaminated by polychlorinated biphenyls ("PCBs") at the Rosemount Research Center Superfund site, which is owned by the University. The Minnesota Pollution Control Agency and the University assert that some of the Company's used electrical equipment was a source of contamination at the site. The Company and the University have agreed to a settlement of $450,000, which is being finalized by legal counsel. The Company recognized a liability for $450,000 during the quarter ended September 30, 1998 and included the expense under other electric operation and maintenance expenses.

Subsequent Event
----------------
On November 1, 1998, Mid-States Development, Inc. a subsidiary of the Company since 1989, changed its name to Varistar Corporation.

Forward Looking Information-Safe Harbor Statement
Under the Private Securities Litigation Reform Act of 1995
----------------------------------------------------------
In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company has filed cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Factors that might cause such differences include, but are not limited to, governmental and regulatory action, the competitive environment, economic factors, weather conditions, the Company's ability to identify and address all year 2000 issues and other factors discussed under "Factors affecting future earnings" on pages 28-30 of the Company's 1997 Annual Report to Shareholders, which is incorporated by reference in the Company's Form 10-K for the fiscal year ended December 31, 1997. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------
Material Changes in Financial Position
--------------------------------------
Cash provided by operating activities of $42.2 million as shown on the Consolidated Statement of Cash Flows for the nine months ended September 30, 1998, combined with cash provided by the issuance of $4.1 million in common stock and funds on hand of $5.3 million at December 31, 1997, allowed the Company to pay dividends, finance its capital expenditures, retire short and long-term debt, and acquire an additional business. The $14.1 million reduction in gross capital expenditures, in the first nine months of 1998, as compared to the same period in 1997, primarily relates to the timing of construction expenditures, higher construction expenditures due to the massive winter storm in the spring of 1997 and the Company's ongoing initiative to control capital expenditures. At September 30, 1998, the Company and its subsidiaries had total lines of credit of $35.5 million of which $30.7 million was available to supplement cash needs. The Company estimates that funds internally generated, combined with funds on hand, will be sufficient to meet all sinking fund payments for First Mortgage Bonds in the next five years and to provide for its estimated 1998-2002 consolidated capital expenditures.

Additional short-term or long-term financing will be required in the period 1998-2002 in connection with the maturity of First Mortgage Bonds and other long-term debt and in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares or for other corporate purposes.

Although the Company continues to make capital investments to improve and enhance system reliability and customer service, the small increases in electric plant in service and construction work in progress reflect the Company's ongoing initiative to reduce capital expenditures. The decrease in subsidiary companies plant is mainly due to the $7.2 million ($2.25 million net of accumulated depreciation) impairment write-down of the Quadrant Co. waste incineration plant in the first quarter of 1998. Other changes in subsidiary companies plant as of September 30, 1998 include capital additions of $4.3 million in the manufacturing segment and $1.8 million in the other business operations segment and a net decrease in equipment of $1.4 million in the health services segment.

The $1 million increase in intangibles--net is primarily a result of goodwill related to the PAM acquisition. The $2.2 million decrease in other assets reflects a $2.5 million reduction in net pension assets related to the Company's voluntary early retirement program in the first quarter of 1998. The $6 million increase in trade accounts receivable primarily reflects increased sales in the manufacturing segment. The $4.3 million increase in inventory, materials and operating supplies is primarily due to the large number of medical equipment installations that are in process at the medical subsidiaries. The $2.5 million decrease in deferred income taxes and the $4.3 million increase in accrued utility revenues are related to the recording of Minnesota and South Dakota unbilled revenues, initiated in January 1998. The increase in other current assets of $4.8 million primarily reflects an increase in costs in excess of billings on projects that are still in process at the Company's construction and manufacturing subsidiaries. These projects are scheduled to be completed and billed during fourth quarter 1998. The write-off of $717,000 in costs related to the Big Stone Plant rail spur project is reflected in the reduction in other deferred debits.

The combined increase in common shares, par value and premium on common shares of $4.1 million is due to the issuance of 115,012 shares of common stock under the Company's Automatic Dividend Reinvestment and Share Purchase Plan. The decrease in sinking fund requirements and current maturities reflects the July 1, 1998 retirement at maturity of the 5.625% pollution control revenue bonds in the amount of $2.2 million. The $9.9 million increase in accounts payable is primarily due to the increase in uncompleted work in progress and medical equipment installations occurring at the Company's construction, manufacturing and medical subsidiaries at the end of
the third quarter 1998 as compared to year end 1997.   Accrued salaries and
wages decreased $1 million primarily as a result of the payment of 1997 accrued employee incentives and the reduction in accrued benefits to voluntary early retirement program participants. The decrease in federal and state taxes accrued of $2.2 million is related to the timing of estimated tax payments made in September. The decrease in other taxes accrued of $719,000 is a result of the timing of property tax payments. Interest accrued decreased $1.2 million due to the timing of bond interest payments, the majority of which are due in the first and third quarters of the calendar year.

The increase in noncurrent liabilities of $4.3 million is primarily due to the recognition of special termination benefits and unrecognized prior service costs related to pension and postretirement benefits as a result of the Company's voluntary early retirement program. The $3.3 million decrease in accumulated deferred income taxes is mainly due to the $6.3 million expense accrual for the Company's voluntary early retirement program and the reversal of $1.0 million in deferred taxes related to the Quadrant Co. waste incineration plant.

Material Changes in Results of Operations
-----------------------------------------
The 15.9% increase in electric operating revenue for the quarter ended September 30, 1998, as compared to the same period in 1997, is due to a $4.4 million increase in power pool revenues, combined with a $2 million increase in retail electric revenues and a $1.1 million increase in other electric revenues. Power pool kwh sales increased 112%, while revenue per power pool kwh sold increased almost 50%. The increase in power pool sales was the result of a 3.6% increase in demand in the power pool along with increased emphasis within the Company on wholesale sales. The ongoing transition to a competitive wholesale market has caused the revenue per power pool kwh sold along with the cost per kwh of purchased power to increase. The increase in retail electric revenues is the result of a 3.9% increase in retail kwh sales. The increase in other electric revenues reflects increased electrical contract work done for other utilities.

The 8.8% increase in electric operating revenues for the nine months ended September 30, 1998, as compared to the same period in 1997, is due to a $13.8 million increase in power pool sales, combined with a $2.5 million increase in other electric revenue, offset by a $3 million decrease in retail revenue. Power pool kwh sales increased 134% and revenue per power pool kwh sold increased 31%. The increase in the power pool sales is related to an increase in energy available for sale, along with an increase in demand. During the first six months of 1997, the Company had less energy to market as a result of delayed coal shipments caused by blizzards and the shutdown of Coyote Plant for a lengthy scheduled major overhaul. Increases in wheeling revenues, Mid-Continent Area Power Pool transmission service charges, Minnesota conservation improvement program incentives, integrated transmission system deficiency payments and an increase in electrical contract work done for other utilities contributed to the increase in other electric revenue. The decrease in retail revenue was caused by a .8% decline in retail kwh sales primarily as a result of significantly milder weather, particularly during the first quarter of 1998. Heating degree-days were down 22% for 1998 as compared to 1997. Revenue per retail kwh decreased 1.3%. This decrease was due primarily to a reduction in cost-of-energy revenues, which were $3 million lower than those recorded in 1997 primarily as a result of the Company having to purchase replacement power during the overhaul shut down of Big Stone Plant in November 1996. The recovery of fuel and purchase power costs through the cost-of-energy adjustment mechanism in retail electric rates lags two to four months behind the actual incurrance of those costs resulting in higher cost-of-energy revenue recovery in the first quarter of 1997.

Production fuel expenses increased 1.9% and fuel costs per kwh generated increased 4.4% in the three months ended September 30, 1998, as compared to the three months ended September 30, 1997, as a result of increased generation at a higher cost plant. The Company's Big Stone plant was offline from September 11, 1998 until October 30, 1998 for a scheduled overhaul. Total Company generation was down 1.9% for the quarter ended September 30, 1998 as compared to the three months ended September 30, 1997. Production fuel expenses increased 16.5% for the nine month period ended September 30, 1998 as compared to the same period in 1997, with an 18% increase in kwhs generated as a result of greater plant availability and increased demand in the power pool. The shutdown of the Coyote Plant from March 27, 1997 until June 6, 1997 was the primary reason for the increase in generation at the steam plants in 1998 for nine-month period as compared to the same period in 1997.

Purchased power costs increased 131% for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 due to a $2.2 million increase in power purchased for system use and a $3.7 million increase in power purchased for resale. The $2.2 million increase in power purchased for system use was the result of a 37% increase in kwh purchased combined with a 30% increase in the cost per kwh purchased for the quarter as compared to the same period in the prior year. More kwhs were purchased for system use due to a 3.9% increase in retail sales and a 1.9% reduction in Company generation. For the nine months ended September 30, 1998, purchased power costs increased 56% as compared to the nine months ended September 30, 1997. Purchased power for system use decreased $1.5 million for the nine months of 1998 as compared to the same period in 1997 due to increased generation at the Company's plants. Purchased power costs for resale increased $11.3 million for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 due to an increase in power pool sales.

Other electric operation and maintenance expenses for the quarter ended September 30, 1998, as compared to the same period in 1997, decreased 9.3%. This decrease is primarily due to an increase in capitalized costs and a reduction in labor expenses mainly related to the early retirement program and a reduction in pension expense. The decrease was offset by the recording of a $450,000 settlement liability to the University of Minnesota for the Rosemount site contamination settlement. (See "Contingency" in notes to financial statements on page 8 for further information.) The reduction in other electric operation and maintenance expenses for the quarter ended September 30, 1998 offset increases in this category during the first six months of 1998, resulting in a 1.1% decrease for the nine month period ended September 30, 1998 as compared to the prior year.

Special charges of $9.5 million that were recorded in the first quarter of 1998, represent three items: (1) a noncash charge of $6.3 million associated with a voluntary early retirement program offered by the Company, (2) a $2.5 million impairment loss associated with the Quadrant Co. waste incineration plant, and (3) the write-off of $717,000 in accumulated costs related to a rail spur project at Big Stone Plant. (See "Special charges" in notes to financial statements on page 6 for further information including the net-of-tax and earnings per share impact of these charges.)

The breakdown of cost of goods sold and other nonelectric expenses by business segments other than electric are as follows:

                                     Three months ended September 30
                             Cost of goods sold   Other nonelectric expenses
                             ------------------   --------------------------
                                1998     1997           1998      1997
                               ------   ------         ------    ------
                                            (in thousands)
Manufacturing                 $17,812  $15,963         $3,238    $3,169
Health services                 8,683   10,916          6,426     5,679
Other business operations      10,450    8,850          3,666     3,810
                              -------  -------        -------   -------
Total                         $36,945  $35,729        $13,330   $12,658
                              =======  =======        =======   =======

                                      Nine months ended September 30
                             Cost of goods sold   Other nonelectric expenses
                             ------------------   --------------------------
                                1998     1997           1998      1997
                               ------   ------         ------    ------
                                            (in thousands)
Manufacturing                 $50,168  $42,784        $ 9,309   $ 7,672
Health services                25,425   28,744         18,689    16,498
Other business operations      20,031   17,672         10,805     9,726
                              -------  -------       --------  --------
Total                         $95,624  $89,200        $38,803   $33,896
                              =======  =======        =======   =======

Operating income for the manufacturing segment increased $429,000 and $989,000 for the three- and nine-month periods ended September 30, 1998, respectively, as compared to the same periods in the prior year. The increase in manufacturing operating revenue of 10.8% for the three months ended September 30, 1998 as compared to the same period in 1997 is due to increased sales volumes at three of the Company's six manufacturing subsidiaries. Sales volume increases at all but one of the six manufacturing subsidiaries contributed to the 17.5% increase in manufacturing operating revenue for the nine month period ended September 30, 1998 as compared to the same period in 1997. Increases in manufactured cost of goods sold are directly related to the increases in the sales. The increase in manufacturing other nonelectric expenses is due to increased sales volumes, increased incentive compensation and increased marketing expenditures.

Operating income for the health services segment increased $329,000 and $2.6 million for the three- and nine-month periods ended September 30, 1998 as compared to the same periods in the prior year. Health services operating revenues decreased 6.7% and increased 3% for the three- and nine-month ended periods ended September 30, 1998, respectively, as compared to the same
period in 1997.   The decrease in health services operating revenues during
the third quarter of 1998 is due to the large number of medical equipment installations that are in process. These installations are not billed until completed. The number of medical imaging scans performed during the three and nine months ended September 30, 1998 as compared to the same period in 1997 has increased 6.4% and 12.9% respectively. The decrease in health services cost of goods sold for the three months ended September 30, 1998 is a result of the decrease in medical equipment sold. The decrease for the nine months ended in health services cost of goods sold as compared to the same period in 1997, is primarily due to inventory write downs recorded during the nine months ended September 30, 1997. The increase in health services other nonelectric expenses for the three and nine-months ended September 30, 1998 is related to the increase in medical imaging services delivered.

In other business operations, operating income increased $336,000 for the three month period ended September 30, 1998 as compared to the same period in 1997. For the nine months ended September 30, 1998 other business operations operating income decreased $1.7 million. This decrease reflects the $2.5 million Quadrant impairment loss recorded in the first quarter of 1998. The increase in operating revenues and cost of goods sold for the three- and nine- month periods ended September 30, 1998, were primarily a result of the PAM acquisition. Expenses recorded in 1997 related to the Peoples Telephone acquisition was the primary reason for the decrease in other nonelectric expenses for the three months ended September 30, 1998. The increase in other nonelectric expenses for the nine months ended September 30, 1998 is due to the PAM acquisition and increased operating expenses in the construction companies and radio stations.

The decrease in other income and deductions - net for the quarter ended September 30, 1998, as compared to the third quarter in 1997, primarily relates to a $1.8 million gain on the sale of a Direct Broadcast Satellite franchise recorded in the third quarter of 1997. The remainder of the decrease in other income and deductions - net for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is related to the sale and reclassification of investments held by the Company's telecommunications subsidiary in 1997 and the recognition of $880,000 in compensation for the abandonment of certain microwave frequencies in 1997.

The decrease in interest charges for the three- and nine-month periods ended September 30, 1998, as compared to the same periods in 1997, is primarily a result of the reduction of debt related to a $16 million sale/leaseback transaction entered into by the medical imaging services subsidiary in November 1997, refinancing of various subsidiary fixed and variable interest rate debt with $22.5 million in 7.8% fixed rate debt in November 1997 and lower interest rates on the subsidiaries' line of credit borrowings. Interest rates paid under the subsidiaries' line of credit averaged 7.4% during the nine months ended September 30, 1998 as compared to 8.5% during the nine months ended September 30, 1997.

The increase in income taxes for the three months ended September 30, 1998, and the decrease for the nine months ended September 30, 1998 as compared to the three- and nine- month periods ended September 30, 1997, primarily relate to the increase and decrease in income before taxes for the same comparable periods.

Year 2000 Readiness Disclosure
------------------------------
Many computer software systems, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit field meaning that they may not be able to properly recognize dates in the year 2000. The Company recognizes that the year 2000 occurrence puts all of its electronic systems on all platforms at risk. Application systems, information technology systems and technology that includes embedded systems are being reviewed, in order, from highly critical to less critical. These systems include the Company's financial software, customer information system, energy management system, power plant control systems, manufacturing processes and diagnostic medical imaging equipment. In order to ensure that the year 2000 issue is addressed from a total business perspective, the Company is working with its major vendors, customers, banks, regulatory and government agencies, and utility alliances. Contingency plans are also being developed for certain critical business processes and should be fully developed by June 1999.

In order to improve business information systems, the Company's operating businesses began replacing major financial computer systems in 1996. The electric utility has replaced its major in-house developed financial computer systems with financial applications from Oracle Corporation. Because of the recent implementation these systems should require minimal remediation efforts. The costs of replacing these major financial computer systems are not included in the cost estimates discussed below.

The Company's plan to resolve the year 2000 issues involves three phases: inventory, assessment and remediation/testing. As of September 30, 1998, 90% of the material systems have been inventoried. The inventory phase is expected to be completed by December 1, 1998. The assessment phase is 70% complete as of September 30, 1998, with an estimated completion date of December 31, 1998. Remediation and testing is 25% complete as of September 30, 1998. The Company expects to complete remediation and testing by June 1, 1999.

In addition, the Company's operating businesses are in the process of initiating communications with critical external parties in order to determine the extent of vulnerability to such parties failure to resolve their own year 2000 issues. There can be no guarantee that the third parties of business importance to the Company will successfully reprogram or replace and test all of their own computer hardware, software and process control systems in a timely manner. While the failure of a single third party to achieve year 2000 compliance should not have a material adverse effect on the Company's results of operations, the failure of several key third parties could have such an effect. The Company expects to have third party assessments completed by March 1999. The Company is developing contingency plans to alter business relationships in the event certain third parties fail to become year 2000 compliant.

The electric utility industry is unique in its dependence upon a complex network of interrelated systems of the power pool grid in order to support and maintain reliable, efficient operations. The Company's year 2000 compliance effort is linked to the compliance efforts of other utilities, as well as those of major customers whose loads support the integrity of the power pool grid. The Company is coordinating its year 2000 effort with that of the Mid-Continent Area Power Pool and with plans established by the North America Electric Reliability Council under the direction of the U. S.
Department of Energy.   While the Company is supporting these cooperative
efforts, it cannot guarantee the successful implementation of solutions of third parties. A failure of a system within the power pool grid could have a material impact on the Company and its customers.

The costs of the Company's year 2000 compliance effort are being funded with cash flows from operations. These costs are not expected to be substantially different from the normal, recurring costs that are incurred for systems development and implementation, due in part to the use of internal resources and the deferral of other projects. Total expenditures related to inventory, assessment, remediation, testing, conversion replacement and upgrading system applications are expected to range from $750,000 to $950,000 for 1997 to 2000. Expenditures incurred through September 30, 1998 were $250,000.

The Company's medical subsidiary owns diagnostic imaging equipment which has computer software that is vulnerable to year 2000 issues. While the medical subsidiary will negotiate to have its vendors pay the costs to solve the year 2000 issues there can be no assurances the vendors will absorb the costs. The costs of solving the year 2000 issue on the diagnostic imaging equipment is expected to range from $450,000 to $600,000. In the event the vendors do not pay all or some portion of the costs, the medical subsidiary would have to absorb the majority of the costs.

At this time, the Company believes its worst case scenario is that key customers could experience significant reductions in their power needs due to their own year 2000 issues. Although the Company does not believe that this scenario is likely to occur, the Company expects that such a scenario would not have a material adverse affect on the Company's consolidated financial position. The Company believes a more probable worst case scenario is a temporary disruption of service to its electric customers, including the effect of cascading disruptions caused by other entities whose electrical systems are connected to the Company's. The Company has assessed the risk of this scenario, and believes that contingency plans would mitigate the long-term effect of such a scenario. In the event that a temporary disruption in service does occur, the Company does not expect that it would have a material adverse effect on its consolidated financial position.

While the Company believes it will be able to resolve its year 2000 issues in a timely manner, if it is unable to complete the required changes to existing critical systems, or if those with whom the Company conducts business are unsuccessful in implementing timely solutions, the year 2000 issue could have a material adverse effect upon the Company's consolidated results of operations.

The costs of the project and the completion dates are based on management's best estimates, which were derived from assumptions of future events including the availability of resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could vary due to uncertainties.

The forward looking statements contained in this section under the heading "Year 2000 Readiness Disclosure" should be read in conjunction with the Company's disclosure above under the heading "Forward Looking Information-Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."


                          PART II. OTHER INFORMATION
                          --------------------------

Item 3. Legal Proceedings
        -----------------
   Quadrant and the Company have received from the Minnesota Pollution Control Agency a Notice of Violation dated October 15, 1998 claiming violations of emission limits, operational requirements and reporting requirements applicable to Quadrant under Minnesota law. See discussion under "Special Charges" in the Notes to Consolidated Financial Statements. The Company does not expect this proceeding to have a material impact on the Company's consolidated financial position or consolidated results of operations.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------
a) Exhibits:

   27 Financial Data Schedule

b) Reports on Form 8-K.

   A report on Form 8-K was filed on September 29, 1998, related to Amendment No. 1 to the Rights Agreement dated as of January 27, 1997, between the Company and Norwest Bank Minnesota, National Association.


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

Dated:  November 13, 1998
      ---------------------