Form 10-K405
period 1998-12-31
OTTER TAIL POWER CO
filed 1999-03-29
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-K

(Mark One)  (X)   Annual Report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1998
                                   OR
            ( )   Transition Report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.
                 $438,363,131 as of February 26, 1999

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:
   11,884,855 Common Shares ($5 par value) as of February 26, 1999

Documents Incorporated by Reference:
  1998 Annual Report to Shareholders-Portions incorporated by reference into Parts I and II
  Proxy Statement dated March 12, 1999-Portions incorporated by reference into
Part III

                                PART I

Item 1.     BUSINESS
            --------

     (a) General Development of Business
         -------------------------------

     Otter Tail Power Company (the Company) is an operating public utility incorporated in 1907 under the laws of the State of Minnesota. The Company's principal executive office is located at 215 South Cascade Street, Box 496, Fergus Falls, Minnesota 56538-0496; its telephone number is (218)739-8200.

     Historically, the Company's primary business has been the production, transmission, distribution and sale of electric energy. During the last decade the Company, through its subsidiaries, has made significant investments in other businesses which are referred to as Manufacturing Operations, Health Services Operations and Other Business Operations. Manufacturing Operations includes businesses involved in the production of agricultural equipment, automobile and truck frame-straightening equipment, plastic pipe extrusion, and metal parts stamping and fabrication. Health Services Operations consists of certain businesses which are involved in the sale, service, rental, refurbishing, and operation of medical imaging equipment and the sale of related supplies and accessories to various medical institutions. Other Business Operations include businesses involved in such areas as electrical and telephone construction contracting, energy services, natural gas marketing, entertainment, waste incinerating, and telephone/cable TV utility. Substantially all of these businesses are owned by the Company's wholly-owned subsidiary Varistar Corporation (Varistar)(formerly Mid-States Development, Inc.).

     The Company continues to investigate acquisitions of additional non-electric businesses and expects continued growth in this area. On May 1, 1998, the Company's energy services subsidiary, Otter Tail Energy Services, acquired PAM Natural Gas, Inc. (PAM) a South Dakota-based marketer of natural gas to commercial and institutional customers in Iowa, South Dakota, North Dakota and Minnesota. Upon acquisition PAM's name was changed to Otter Tail Energy Management Company.

     In December 1998, Varistar entered into a definitive agreement to sell certain assets of the radio stations and video production company owned by KFGO, Inc. and the radio stations owned by Western Minnesota Broadcasting Company. Disposition of the Quadrant Co. municipal waste burning facility is also being considered following its shut down in July 1998 due to alleged noncompliance with the Minnesota Pollution Control Agency (MPCA) particulate emissions regulations. See "Other Business Operations" for additional information regarding these subsidiaries.

     For a discussion of the Company's results of operations, see
"Management's discussion and analysis of financial condition and results of operations," which is incorporated by reference to pages 18 through 25 of the Company's 1998 Annual Report to Shareholders, filed as an Exhibit hereto.

     (b) Financial Information About Industry Segments
         ---------------------------------------------

     The Company and its subsidiaries are engaged in businesses that have been classified into four segments: Electric Operations, Manufacturing Operations, Health Services Operations, and Other Business Operations. Financial information about the Company's industry segments is incorporated by reference to note 4 of "Notes to consolidated financial statements" on pages 35 and 36 of the Company's 1998 Annual Report to Shareholders, filed as an Exhibit hereto.

     (c) Narrative Description of Business
         ---------------------------------

                           ELECTRIC OPERATIONS
                           -------------------

General
-------

     The Company derived 53% of its consolidated operating revenues from the electric segment during 1998; 52% during 1997; and 54% during 1996. During 1998 the Company derived approximately 52.1% of its retail electric revenues from Minnesota, 40.2% from North Dakota, and 7.7% from South Dakota.

     The territory served by the Company is predominantly agricultural, including a part of the Red River Valley. Although there are relatively few large customers, sales to commercial and industrial customers are significant. By customer category, 32.6% of 1998 electric revenue was derived from commercial customers, 29.9% from residential customers, 20.1% from industrial customers, and 17.4% from other sources, including municipalities, farms and power pools.

     No customer accounted for more than 10% of electric revenues in 1998. Power pool sales to other utilities, which accounted for 25.5% of total 1998 kwh sales, increased from 14.5% in 1997. An increase in the Company's energy available for sale combined with unusually high wholesale market demands led to this increase in power pool sales to other utilities. Activity in short-term energy sales is subject to change based on a number of factors and the Company is unable to predict the 1999 level of activity.

     The aggregate population of the Company's retail electric service area is approximately 230,000. In this service area of 423 communities and adjacent rural areas and farms, approximately 123,600 people live in communities having a population of more than 1,000, according to the 1990 census. The only communities served which have a population in excess of 10,000 are Jamestown, North Dakota (15,571); Fergus Falls, Minnesota (12,362); and Bemidji, Minnesota (11,245). Since 1990 when the customer count was at a low of 121,277, the Company has experienced an increase in customers. By year end 1998 total customers had increased to 125,712. During 1998, the Company experienced a net increase of 521 customers, with the majority of growth in residential customers.

Competition
-----------

     The Company's electric sales are subject to competition in some areas from municipally owned systems, rural electric cooperatives and, in certain respects, from on-site generators and cogenerators. The Company's electricity also competes with other forms of energy. The degree of competition may vary from time to time depending on relative costs and supplies of other forms of energy. The Company may also face competition as the restructuring of the electric industry evolves. Proposals that are being considered by various states and at the federal level, along with the National Energy Policy Act of 1992 (NEPA), are expected to bring more competition into the electric industry. NEPA reduces restrictions on operation and ownership of independent power producers (IPPs). It also allows IPPs and other wholesale suppliers and purchasers increased access to transmission lines. NEPA prohibits retail wheeling ordered by the Federal Energy Regulatory Commission (FERC), but it does not address the states' authority to order retail wheeling.

     In 1996, FERC issued two closely related final rules. FERC Order No. 888 opened wholesale power sales to competition by requiring public utilities who own, control, or operate transmission lines, to file nondiscriminatory pro forma open access tariffs that offer others the same transmission service they provide themselves. FERC Order No. 889 requires utilities to post or make available information about their transmission system for their own wholesale power transactions, such as capacity availability, by the same means as their competitors would via an Open Access Same-time Information System (OASIS), as well as separate their wholesale marketing and transmission operation functions.

     As the electric industry moves towards deregulation, the Company expects the industry to become more competitive. The Company is taking a number of steps to position itself for success in a competitive marketplace. It has initiated the process of functionally unbundling its energy supply, energy delivery, and energy services operations by setting up distinct separate business units in each of these areas. The Company is developing the necessary accounting systems to capture costs and determine the profitability of each of these units and to identify areas for improvement and opportunities for increased profitability. The Company has established an energy services business unit to promote the energy-related products and services traditionally offered to the Company's customers and to develop new products and services to be offered to current and potential customers in order to distinguish the Company from the competition. Furthermore, with the goal of alleviating state tax inequities in the electric industry, the Company is working with other utilities to develop tax reform proposals and testimony for legislative committees developed in the states of Minnesota and North Dakota to study competition.

     In order to facilitate the move to competition and to control costs, the Company announced a voluntary early retirement program in January 1998 for all nonunion electric utility employees age 55 and over. The offer of early retirement was accepted by 55 of the 67 eligible utility employees during the enrollment period. The Company anticipates that most of the staff reduction will be permanent, resulting in enhanced competitive positioning and earnings potential.

     As the electric industry evolves and become more competitive, the Company believes it is well positioned to maintain its customer base and may have opportunities to increase its market share. The Company's generation capacity appears poised for competition due to unit heat rate improvements and reductions in fuel and freight costs at most of its generating plants. A comparison of the Company's electric retail rates to the rates of other investor-owned utilities, cooperatives, and municipals in the states the Company serves indicates that the Company's rates are competitive. In addition, the Company plans to attempt more flexible pricing strategies under an open, competitive environment.

     For the status of other regulatory initiatives relating to competition, see "General Regulation".

Capability and Demand
---------------------

     At December 31, 1998, the Company had base load net plant capability totaling 565,381 kw, consisting of 254,731 kw from the jointly-owned Big Stone Plant (constituting the Company's 53.9% share of the plant's total capability), 155,550 kw from the Hoot Lake Plant, 149,450 kw from the jointly-owned Coyote Station (constituting the Company's 35% share of the station's total capability), and, under contract, 5,650 kw from a co-generation plant near Bemidji, Minnesota. In addition to its base load capability, the Company has combustion turbine and small diesel units, used chiefly for peaking and standby purposes, with a total capability of 90,634 kw, and hydroelectric capability of 4,109 kw. During 1998, the Company generated about 66% of its total kwh sales and purchased the balance.

     The Company has made arrangements to help meet its future base load requirements, and continues to investigate other means for meeting such requirements. The Company has an agreement with another utility for the annual exchange of 75,000 kw of seasonal diversity capacity which runs through October 2004. The Company also has agreements to purchase 75,000 kw of capacity for the summer of 1999 and 50,000 kw of year-round capacity which extends through April 30, 2005. The Company has a direct control load management system, which provides some flexibility to the Company to effect reductions of peak load. The Company, in addition, offers rates to customers which encourage off-peak usage.

     The Company is a member of the Mid-Continent Area Power Pool (MAPP). The objective of MAPP is to coordinate the planning and operation of generation and interconnecting transmission facilities to provide reliable and economic electric service to members' customers. Customers served by MAPP members may, therefore, benefit from the regional high voltage interconnections, which are capable of transferring large blocks of energy between systems. Also, high voltage interconnections permit companies to engage in power transactions with each other. The operating agreement for MAPP was restated in 1996 to open membership to organizations outside the original Upper Midwest boundaries, to establish a Regional Transmission Group and to add energy market functions.

     The Company traditionally experiences its peak system demand during the winter season. For the calendar year 1998, the Company experienced a system peak demand of 635,174 kw on January 13, 1998. The Company's highest sixty-minute peak demand ever was 635,529 kw on January 7, 1997. Taking into account additional capacity available to it in January 1998 under power purchase contracts (including short-term arrangements), as well as its own generating capacity, the Company's capability of then meeting system demand, including reserve requirements computed in accordance with accepted industry practice, amounted to 782,983 kw. The Company expects moderate load growth in peak demand in 1999 as compared to 1998. The Company's additional capacity available under power purchase contracts (as described above), combined with the Company's generating capability and load management control capabilities, is expected to meet 1999 system demand, including industry reserve requirements.

Fuel Supply
-----------

     Coal is the principal fuel burned by the Company at its Big Stone, Coyote, and Hoot Lake generating plants. Coyote, a mine-mouth facility, burns North Dakota lignite coal. Hoot Lake and Big Stone plants burn western subbituminous coal. The following table shows, for 1998, the sources of energy used to generate the Company's net output of electricity:

                                              Net Kilowatt    % of Total
                                                 Hours         Kilowatt
                                               Generated         Hours
             Sources                          (Thousands)      Generated
             -------                          -----------      ---------

     Subbituminous Coal. . . . . . . . . . .    2,184,413         68.2%
     Lignite Coal. . . . . . . . . . . . . .      985,281         30.8
     Hydro . . . . . . . . . . . . . . . . .       25,249           .8
     Oil . . . . . . . . . . . . . . . . . .        7,200           .2
                                                ---------        -----
     Total . . . . . . . . . . . . . . . . .    3,202,143        100.0%
                                                =========        =====

     The Company has a coal supply agreement with Westmoreland Resources, Inc. of Billings, Montana, for the supply of subbituminous coal to the Big Stone Plant from mid-1995 through the end of 1999. The coal comes from the Absaloka Mine near Hardin, Montana. Negotiations are underway for the supply of subbituminous coal for 2000 and 2001. Based on current market conditions, the Company expects to execute a new subbituminous coal contract near current contract prices. The Company is in final negotiations for the supply of subbituminous coal as needed for the Hoot Lake Plant. A lignite coal contract with Knife River Coal Mining Company for the Coyote Station expires in 2016, with a 15-year renewal option subject to certain contingencies, and is expected to provide the plant's lignite coal requirements during the term of the contract. Knife River Coal Mining Company is an affiliate of Montana-Dakota Utilities Co., which is a co-owner of the Big Stone Plant and Coyote Station.

     In September 1996, three of the four co-owners of the Coyote Station filed a Demand and Notice of Arbitration complaint against Knife River Coal Mining Company and MDU Resources Group, Inc. The three co-owners contend that the 15-year-old pricing mechanism outlined in the original coal supply contract has been abandoned by all parties over the past 8 years and no longer results in fair, equitable, and competitive prices for the lignite coal used to generate electricity at the plant. The case was remanded to arbitration in 1997. The co-owners anticipate resolution of this case in 1999.

     It is the Company's practice to maintain minimum 30-day inventory (at full output) of coal at the Big Stone Plant, a 20-day inventory at the Coyote Station, and a 10-day inventory at the Hoot Lake Plant.

     The Company has a coal transportation agreement with Burlington Northern and Santa Fe Railroad for transportation services to the Big Stone Plant. This contract began in 1995 and runs through 1999. The Company has begun negotiations on a new coal transportation agreement for the Big Stone Plant.

     The average cost of coal consumed (including handling charges to the plant sites) per million BTU for each of the three years 1998, 1997, and 1996, was $.956, $.958, and $.944, respectively.

     The Company is permitted by the State of South Dakota to burn some alternative fuels, including tire and refuse derived fuel, at the Big Stone Plant. The quantity of alternative fuel burned at the Big Stone Plant is insignificant when compared to the total annual coal consumption at the Big Stone Plant.

Rate Regulation
---------------

     The Company is subject to electric rate regulation as follows:

                                                       Year Ended
                                                    December 31, 1998
                                                    -----------------
                                                     % of
                                                  Electric     % of kwh
  Rates                  Regulation            	  Revenues      Sales
  -----                  ----------               --------     --------
MN retail sales          MN Public Utilities
                         Commission                 44.8%        40.4%

ND retail sales          ND Public Service
                         Commission                 34.5         28.7

SD retail sales          SD Public Utilities
                         Commission                  6.6          5.4

Transmission & sales     FERC
  for resale                                        14.1         25.5
                                                   -----        -----
                                                   100.0%       100.0%
                                                   =====        =====

     The following table summarizes the electric rate proceedings with the Minnesota Public Utilities Commission (MPUC), the South Dakota Public Utilities Commissions (SDPUC), the North Dakota Public Service Commission (NDPSC) and FERC since January 1, 1994:

Commission              Date
----------              ----

Minnesota      Last Proceeding was July 1, 1987

North Dakota   Last Proceeding was September 22, 1993

South Dakota   Last Proceeding was November 1, 1987


FERC On March 25, 1997, FERC issued an order approving a settlement agreement in the Company's Open Access Transmission Tariff filing of July 9, 1996. This settlement sets the rates the Company can charge under its Open Access Transmission Tariff.

               On May 29, 1997, FERC issued an order approving a request for the waiver of the standards of conduct under Order 889.

     Since 1995, the Company has recovered demand-side management related costs, under Minnesota's Conservation Improvement Programs, through the use of an annual recovery mechanism approved by the MPUC. In 1998, the MPUC approved the Company's 1997 financial incentives filing along with a 2.75 percent surcharge on all Minnesota customers' bills starting on July 1, 1998, for the recovery of conservation-related costs over and above those being recovered in current rates. The approved surcharge in effect from July 1, 1997 through June 30, 1998 was 1.75 percent and the approved surcharge in effect from July 1, 1996 through June 30, 1997 was 1.25 percent. The current surcharge rate will be in place until June 30, 1999 when it will be revised for subsequent years' program results.

     During 1998, the Minnesota Department of Public Service (DPS) recommended to the MPUC that demand-side management incentives for all Minnesota electric utilities be terminated as of January 1, 1998. At a hearing held November 19, 1998, the MPUC did not accept the DPS recommendation, however, the MPUC put electric and gas utilities on notice that the ability to earn demand-side management incentives could end as early as January 1, 1999. Incentives accrued by the Company for 1998 totaled $1,750,000. A MPUC Chair's Round Table has been convened to examine demand-side management programs and related incentives. A report from the Round Table to the MPUC is due by May 1, 1999.

     Under Minnesota law, the MPUC must allow implementation of an interim rate increase, subject to refund with interest, sixty days after the initial filing date of a rate increase request, except that the MPUC is not required to allow implementation of the interim rate increase until four months after the effective date of a previous rate order. The amount of the interim rate increase will be calculated using the proposed test year cost of capital, the rate of return on common equity most recently granted to the Company by the MPUC, and rate base and expense items allowed by a currently effective MPUC order. In addition, if the MPUC fails to make a final determination regarding any rate request within ten months after the initial request is filed, then the requested rate is deemed to be approved, except if (I) an extension of the procedural schedule (in case of a contested rate increase request) has been granted, in which case the schedule of rates will be deemed to have been approved by the MPUC on the last day of the extended period of suspension of the rate increase, or (II) a settlement has been submitted to and rejected by the MPUC, and the MPUC does not make a final determination concerning the schedule of rates, in which case the schedule of rates will be deemed to have been approved sixty days after the initial or, if applicable, the extended period of suspension of the rate increase.

     Rate requests filed with the NDPSC become effective thirty days after the date of filing unless suspended by the NDPSC. Within seven months after the date of suspension, the NDPSC must act on the request, and during the period of consideration by the NDPSC a suspended rate can be implemented only with the approval of the NDPSC. The NDPSC periodically performs audits of gas and electric utilities over which it has rate setting jurisdiction to determine reasonability of overall rate levels. In the past, these audits have occasionally resulted in settlement agreements adjusting rate levels. While the Company has begun preliminary discussions with the NDPSC staff regarding the current audit, it is too early to predict whether any rate adjustment will be made.

     South Dakota law provides that a requested rate increase can be implemented thirty days after the date of filing, unless its effectiveness is suspended by the SDPUC. The SDPUC may suspend the effectiveness of the proposed rate change for a period not longer than ninety days beyond the time when the rate change would otherwise go into effect, unless the SDPUC finds that a longer time is required, in which case the SDPUC may extend the suspension for a period not to exceed a total of twelve months. A public utility may not put a proposed rate change into effect until at least forty-five days after the SDPUC has made a determination concerning any previously filed rate change. In the event that a requested rate change is suspended by the SDPUC, such requested rate change may be implemented by the public utility six months after the date of filing (unless previously authorized by the SDPUC), subject to refund with interest.

     The Company's wholesale power sales and transmission rates are subject to the jurisdiction of the FERC under the Federal Power Act of 1935, as amended (FPA). Filed rates are effective after a one-day suspension period, subject to ultimate approval by the FERC. Power pool sales are conducted continuously through MAPP on the basis of generating costs, in accordance with schedules filed by MAPP with the FERC.

     In rate cases, a forward test year procedure enables cost increases to be recovered more promptly than use of an historic test year. The MPUC has established by regulation a forward test year. North Dakota law allows a forward test year. The SDPUC uses an historic test year with adjustments for known and measurable changes occurring within twenty-four months of the last month of the test year.

     The Company has obtained approval from the regulatory commissions in all three states which it serves for lower rates for residential demand control and controlled service, in Minnesota and North Dakota for real-time pricing, and in North Dakota and South Dakota for bulk interruptible rates. Each of these special rates is designed to improve efficient use of Company facilities, while encouraging use of electricity instead of other fuels and giving customers more control over the size of their electric bill.

     All of the Company's electric rate schedules now in effect, except for wheeling, certain municipal and area lighting services and certain interruptible rates, provide for adjustments in rates based upon the cost of fuel delivered to the Company's generating plants, as well as for adjustments based upon the cost of electric power energy purchased by the Company. Such adjustments are presently based upon a two-month moving average in Minnesota and under FERC regulation, a three-month moving average in South Dakota, and a four-month moving average in North Dakota and are applied to the next billing after becoming applicable.

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

     The DPS is responsible for investigating all matters subject to the jurisdiction of the DPS or the MPUC, and for the enforcement of MPUC orders. Among other things, the DPS is authorized to collect and analyze data on energy and the consumption of energy, develop recommendations as to energy policies for the governor and the legislature of Minnesota and evaluate policies governing the establishment of rates and prices for energy as related to energy conservation. The DPS acts as a state advocate in matters heard before the MPUC. The DPS also has the power to prepare and adopt regulations to conserve and allocate energy in the event of energy shortages and on a long-term basis.

     Under Minnesota law, every public utility that furnishes electric service must make annual investments and expenditures in energy conservation improvements, or make a contribution to the state's energy and conservation account, in an amount equal to at least 1.5% of its gross operating revenues from service provided in Minnesota. The DPS may require the Company to make investments and expenditures in energy conservation improvements whenever it finds that the improvement will result in energy savings at a total cost to the utility less than the cost to the utility to produce or purchase an equivalent amount of a new supply of energy. Such DPS orders are appealable to the MPUC. Investments made pursuant to such orders generally are recoverable costs in rate cases, even though ownership of the improvement may belong to the property owner rather than the utility. In 1995, the MPUC approved an automatic recovery mechanism which allows the Company to begin collecting from customers any conservation-related expenditures not included in base rates.

     The MPUC requires the submission of a 15-year advance integrated resource plan by utilities serving at least 10,000 customers, either directly or indirectly, and having at least 100 megawatts of load. The MPUC's findings and orders with respect to these submissions is binding for jurisdictional utilities. The Company's most recent plan was submitted to the MPUC in 1996, and was approved as submitted in its entirety. During 1998, the MPUC granted the Company a one year waiver in submitting its next plan, which will be completed in 1999. The Minnesota legislature has enacted a statute that favors conservation over the addition of new resources. In addition, it has mandated the use of renewable resources where new supplies are needed, unless the utility proves that a renewable energy facility is not in the public interest. It has effectively prohibited the building of new nuclear facilities. The environmental externality law requires the MPUC, to the extent practicable, to quantify the environmental costs of each type of generation, and to use such monetized values in evaluating resource plans. The MPUC must disallow any nonrenewable rate base additions (whether within or outside of the state) or any rate recovery therefrom, and may not approve any nonrenewable energy facility in an integrated resource plan, unless the utility proves that a renewable energy facility is not in the public interest.The state has prioritized the acceptability of new generation with wind and solar ranked first and coal and nuclear ranked fifth, the lowest ranking.

     Pursuant to the Minnesota Power Plant Siting Act, the Minnesota Environmental Quality Board (EQB) has been granted the authority to regulate the siting in Minnesota of large electric power generating facilities in an orderly manner compatible with environmental preservation nd the efficient use of resources. To that end, the EQB is empowered, after study, evaluation, and hearings, to select or designate in Minnesota sites for new electric power generating plants (50,000 kw or more) and routes for transmission lines (200 kv or more) and to certify such sites and routes as to environmental compatibility.

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

     South Dakota: The South Dakota Public Utilities Act subjects the
Company to the jurisdiction of the SDPUC with respect to rates, public utility services, establishment of assigned service areas, and other matters. The Company is currently exempt from the jurisdiction of the SDPUC with respect to the issuance of securities. Under the South Dakota Energy Facility Permit Act, the SDPUC has the authority to approve sites in South Dakota for large energy conversion facilities (100,000 kw or more) and transmission lines of 115 kv or more.

     FERC: The Company is also subject to regulation by the FERC, successor to the Federal Power Commission, created pursuant to the FPA. The FERC is an independent agency which has jurisdiction over rates for sales for resale, transmission and sale of electric energy in interstate commerce, interconnection of facilities, and accounting policies and practices.

     General: The United States Congress ended its 1998 legislative session without taking action on proposed electric industry restructuring legislation. Federal restructuring legislation in 1999 is not anticipated due to the complexities of issues involved with federal intervention.

     The MPUC issued its Wholesale Competition Report in 1996 and its Retail Competition Report in 1997 and continues to work on specific topics in the areas of potential stranded costs, unbundled rates and affiliated transactions. The Minnesota legislature did not take any significant legislative action on electric utility restructuring in 1998, and no significant action is expected during 1999. In 1997, the North Dakota legislature created a subcommittee to investigate the impact of electric utility industry restructuring on North Dakota. The North Dakota legislature plans to deal with tax issues surrounding restructuring first. Currently, South Dakota is not undertaking any legislative activity regarding electric utility restructuring.

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

Environmental Regulation
------------------------

     Impact of Environmental Laws: The Company's existing generating plants are subject to stringent federal and state standards and regulations regarding, among other things, air, water and solid waste pollution. The Company estimates that it has expended in the five years ended December 31, 1998, approximately $2,238,000 for environmental control facilities. Included in the 1999-2003 construction budget are approximately $2,757,000 for environmental equipment for existing and new facilities, including $677,000 for 1999.

     Air Quality: Pursuant to the Federal Clean Air Act of 1970 as amended (the Act), the United States Environmental Protection Agency (EPA) has promulgated national primary and secondary standards for certain air pollutants.

     All primary fuel burned by the Company at its steam generating plants is North Dakota lignite or western subbituminous coal with sulfur content averaging less than one percent. Electrostatic precipitators have been installed at the principal units at the Hoot Lake Plant and at the Big Stone Plant. A fabric filter to collect particulates from stack gases has been installed on a smaller unit at Hoot Lake Plant. As a result, the units at the Big Stone Plant and the Hoot Lake Plant currently meet all presently applicable federal and state air quality and emission standards.

     The Coyote Station is substantially the same design as the Big Stone Plant, except for site-related items and the inclusion of sulfur dioxide removal equipment. The removal equipment--referred to as a dry scrubber-- consists of a spray dryer, followed by a fabric filter, and is designed to desulfurize hot gases from the stack without producing sludge, an unwanted by-product of the conventional wet scrubber system. The Coyote Station is currently operating within all presently applicable federal and state air quality and emission standards.

     The Act, in addressing acid deposition, will impose new requirements on power plants in an effort to reduce national emissions of sulfur dioxide
(SO2) and nitrogen oxide (NOx).

     The national SO2 emission reduction goals are to be achieved through a new market-based system under which power plants are to be allocated "emissions allowances" that will require plants to either reduce their emissions or acquire allowances from others to achieve compliance. The SO2 emission reduction requirements are being imposed in two phases. Phase one was imposed in 1995 and phase two will be imposed in 2000.

     The phase one requirements did not apply to any of the Company's plants. The phase two requirements will apply to the Company's plants. The Company believes that its current use of low sulfur coal at the Hoot Lake Plant and the dry scrubbers installed at the Coyote Station will enable the facilities to comply with anticipated phase two limitations on SO2 emissions. The subbituminous coal burned at the Big Stone Plant replaced lignite, which had been used since inception of plant operation in 1975 as the primary fuel. The Company intends that the Big Stone Plant will maintain current levels of operation and meet phase two requirements by burning low sulfur subbituminous coal.

     The national NOx emission reduction goals are to be achieved by imposing mandatory emissions standards on individual sources. The NOx emissions regulations that were issued by the EPA in 1995 apply to phase one boilers of the same design as those used at the Hoot Lake Plant units 2 and 3. The Act allowed the EPA to retain the standard as it currently applies to phase one boilers or adopt more stringent standards for phase two boilers by January 1, 1997. More stringent standards were adopted by the EPA on December 19, 1996. The Company had the option of complying with the phase one standards beginning on January 1, 1997, under EPA's early opt-in provision, or complying with any revised standard for phase two boilers. The Company elected the early opt-in provision for Hoot Lake Plant unit 2. The unit is governed by the phase one standard until January 1, 2008. The Company did not elect the early opt-in provision for Hoot Lake Plant unit 3. Minor modifications have been completed on Hoot Lake Plant unit 3 to meet the NOx emission requirements by 2000.

     On December 19, 1996, the EPA also adopted NOx emissions regulations that would be applicable to cyclone-fired boilers such as those used at the Big Stone Plant and Coyote Station. The regulations require that the emission standard be met by cyclone boilers beginning on January 1, 2000. The Company has evaluated the Big Stone Plant and Coyote Station NOx emissions with respect to the December 19, 1996 rules. Existing emissions monitoring data indicate that the Coyote Station meets the emissions requirements. During 1997, the Company conducted tests at the Big Stone Plant to determine if emissions can be reduced through modifications to existing equipment. The results of the tests were positive and modifications have been completed. As a result of the modifications, the Company believes the NOx emissions regulations have been met.

     The Act contains a list of regulated toxic air pollutants, which includes certain substances believed to be emitted by the Company's plants. The Act calls for EPA studies of the effects of emissions of the listed pollutants by electric utility steam generating plants. The EPA has completed the studies and sent reports to Congress. Because promulgation of rules by the EPA has not been completed, it is not possible to assess at this time whether, or to what extent, this legislation will ultimately impact the Company.

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

     The Company has all federal and state water permits presently necessary for the operation of the Big Stone Plant. Water discharge permits for the Hoot Lake Plant and Coyote Station were renewed in 1997 and 1998, respectively, each for a five-year term. The Company owns five small dams on the Otter Tail River which are subject to FERC licensing requirements.
A license for all five dams was issued on December 5, 1991. Total nameplate rating of the five dams is 3,450 kw (net unit capability of 3,539 kw at December 31, 1998).

     Solid Waste: Permits for disposal of ash and other solid wastes have been issued for the Big Stone Plant and Coyote Station. A renewal permit is pending for the Hoot Lake Plant, and the Company anticipates that it will obtain this renewal in due course. The Company estimates that the current ash disposal site at the Hoot Lake Plant will be filled to capacity within three to four years. The Company is evaluating its options, including increased marketing of the ash for construction purposes and building a new ash disposal site adjacent to the current site within the same permitted area. Although an estimate of the engineering costs required to construct a new facility has not been completed, the Company believes that the investment required will not have a significant impact on future plant operating costs.

     The EPA has promulgated various solid and hazardous waste regulations and guidelines pursuant to, among other laws, the Resource Conservation and Recovery Act of 1976, the Solid Waste Disposal Act Amendments of 1980, and the Hazardous and Solid Waste Amendments of 1984, which provide for, among other things, the comprehensive control of various solid and hazardous wastes from generation to final disposal. The states of Minnesota, North Dakota and South Dakota have also adopted rules and regulations pertaining to solid and hazardous waste. The total impact on the Company of the various solid and hazardous waste statutes and regulations enacted by the federal government or the states of Minnesota, North Dakota and South Dakota is not certain at this time. To date, the Company has incurred no significant costs as a result of these laws.

     In 1980, the United States enacted the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as the Federal Superfund law, which was reauthorized and amended in 1986. In 1983, Minnesota adopted the Minnesota Environmental Response and Liability Act, commonly known as the Minnesota Superfund law. In 1988, South Dakota enacted the Regulated Substance Discharges Act, commonly known as the South Dakota Superfund law. In 1989, North Dakota enacted the Environmental Emergency Cost Recovery Act. Among other requirements the federal and state acts establish environmental response funds to pay for remedial actions associated with the release or threatened release of certain regulated substances into the environment. These federal and state Superfund laws also establish liability for cleanup costs and damage to the environment resulting from such release or threatened release of regulated substances. The Minnesota Superfund law also creates liability for personal injury and economic loss under certain circumstances. The Company is unable to determine the total impact of the Superfund laws on its operations at this time but has not incurred any significant costs to date related to these laws.

     The Federal Toxic Substances Control Act of 1976 regulates, among other things, polychlorinated byphenyls (PCBs). The EPA has enacted regulations concerning the use, storage and disposal of PCBs. The Company completed a program for the removal of all PCB-filled transformers and capacitors by the end of 1987 and received Certificates of Disposal in 1989. The Company completed removal of PCB-contaminated mineral oil dielectric fluid from all substation transformers and voltage regulators and continues to remove such oil from other electrical equipment.

     The University of Minnesota (University) notified the Company during 1998 that it intended to seek contribution for expenditures made by the University for the remediation of soil contaminated by PCBs at the Rosemount Research Center Superfund site, which is owned by the University. The MPCA and the University asserted that some of the Company's used electrical equipment shipped to the site for disposal was a source of contamination at the site. The Company and the University have agreed to a settlement of $450,000, which is being finalized. The Company recognized a liability for $450,000 related to this settlement during the third quarter of 1998.

     Health Effects of Electric and Magnetic Fields (EMF): In 1996, the National Research Council of the National Academy of Sciences, after evaluating more than 500 studies on the effects of EMF, found insufficient evidence to consider electric and magnetic fields a threat to human health. Although research conducted to date has found no conclusive evidence that electric and magnetic fields affect health, a few studies have suggested a possible connection with cancer. The utility industry continues to fund studies. The ultimate impact, if any, of this issue on the Company and the utility industry is impossible to predict.

Capital Expenditures
--------------------

     The Company is continually expanding, replacing and improving its electric utility facilities. During 1998, the Company invested approximately $18,174,000 for additions to its electric utility properties. During the five years ended December 31, 1998, the Company had gross electric property additions, including construction work in progress, of approximately $134,511,000 and gross retirements of approximately $42,329,000.

     The Company estimates that during the five years 1999 through 2003 it will invest approximately $105 million for electric utility construction. The Company continuously reviews options for increasing its generating capacity, but at this time has no firm plans for additional base load generating plant construction. The majority of electric utility expenditures for the five-year period 1999 through 2003 will be for work related to the Company's transmission and distribution system.

Franchises
----------

     At December 31, 1998, the Company had franchises in all but one of the 371 incorporated municipalities which it serves. All franchises are nonexclusive and generally were obtained for 20-year terms, with varying expiration dates. No franchises are required to serve unincorporated communities in any of the three states which the Company serves.

                          MANUFACTURING OPERATIONS
                          ------------------------

General
-------

     Manufacturing Operations consists of businesses involved in the following manufacturing activities: PVC pipe, sugar beet processing equipment, metal stamping, contract machining, and frame-straightening racks and accessories used by the auto body industry. The Company derived 20% of its consolidated operating revenues from this segment in 1998, 21% in 1997, and 17% in 1996.

     The following is a brief description of each of these businesses:

     Precision Machine of North Dakota, Inc., located in West Fargo, ND, uses computer controlled lathes and milling machines to produce precision parts for industrial equipment manufacturers.

     Dakota Machine, Inc., located in West Fargo, ND, is primarily engaged in the metal fabrication of large equipment that handles or processes sugar beets.

     Glendale Machining, Inc., located in Pelican Rapids, MN, uses computer controlled lathes and milling machines to produce parts for farm implement and industrial manufacturers.

     BTD Manufacturing, Inc. (BTD), located in Detroit Lakes, MN, is a metal stamping and tool and die manufacturer. BTD stamps, machines, and assembles metal parts according to manufacturers' specifications primarily for the recreation vehicle industry and industrial manufacturers.

     Northern Pipe Products, Inc., located in Fargo, ND, manufactures poly-vinyl-chloride (PVC) pipe for municipal, rural water, irrigation and other uses in a sixteen-state area.

     Chassis Liner Corporation, located in Alexandria and Lucan, MN, manufactures and sells vehicle frame-straightening equipment and accessories used by the auto body shop industry.

Competition
-----------

     The various markets in which the Company's manufacturing entities compete are characterized by intense competition. These markets have many established manufacturers with broader product lines, greater distribution capabilities, greater capital resources and larger marketing, research and development staffs and facilities than the Company's manufacturing entities.

     The Company believes the principal competitive factors in its manufacturing segment are product performance, quality, price, ease of use, technical innovation, cost effectiveness, customer service and breadth of product line. The Company's manufacturing entities intend to continue to compete on the basis of their high performance products, innovative technologies, cost effective manufacturing techniques, close customer relations and support and their strategy of increasing product offerings.

     Some of the products sold by the companies in the manufacturing segment are purchased by companies in the recreational vehicle market, sugar beet industry, auto body shop industry and PVC pipe market. The growth in these markets has provided strong growth for the Company's manufacturing segment.
A downturn in these markets could have an adverse impact on the financial results of the Company's manufacturing segment. In addition, Northern Pipe Products' gross margin percentage is related to PVC resin prices. Due to the commodity nature of PVC resin and the dynamic supply and demand factors worldwide, it is difficult to predict gross margin percentages or assume that historical trends will continue.

Capital Expenditures
--------------------

     During 1998, capital expenditures of approximately $5.5 million were made in Manufacturing Operations. Total capital expenditures for Manufacturing Operations during the five-year period 1999-2003 are estimated to be approximately $19 million.

                        HEALTH SERVICES OPERATIONS
                        --------------------------

General
-------

     Health Services Operations consists of businesses involved in the sale, service, rental, refurbishing and operation of medical imaging equipment and the sale of related supplies and accessories to various medical institutions, primarily in the midwestern United States. The Company derived 16% of its consolidated operating revenues from this segment in 1998, and 17% in both 1997 and 1996.

     Subsidiaries comprising Health Services Operations include the following:

     Diagnostic Medical Systems, Inc. (DMS), located in Fargo, ND, sells, services and refurbishes diagnostic medical imaging equipment and associated supplies and accessories. DMS sells radiology equipment manufactured by several entities, including Philips Medical Systems (Philips) a large multi-national company based in the Netherlands. Philips manufacturers fluoroscopic, radiographic and mammography equipment, along with ultrasound, computerized tomography (CT) scanners, magnetic resonance imaging (MRI) scanners, cardiac cath labs, and radiation therapy equipment for the treatment of cancer. In 1994, DMS entered into a five-year dealer agreement with Philips. This agreement expired at the end of 1998. A new dealer agreement is currently being negotiated with Philips. DMS is also a supplier of medical film and related accessories. DMS markets mainly to hospitals, clinics and mobile service companies in North Dakota, South Dakota, Minnesota, Montana and Wyoming. DMS subsidiaries are DMS Imaging, Inc. and DMS Leasing, Inc.

     DMS Imaging, Inc., a subsidiary of DMS located in Bemidji MN, provides CT, MRI, nuclear medicine services and other similar radiology services to health care providers in a twenty-one state area.

     Combined, the Health Services subsidiaries cover the three basics of the medical imaging industry: (1) operating technologists who do the imaging of patients of hospitals and clinics; (2) the equipment function that sells, owns, rents, refurbishes and maintains the imaging machines; and (3) central office specialists who provide scheduling, billing and administrative support.

     Each of the subsidiaries described above under Health Services Operations and Manufacturing Operations is owned by Varistar.

Competition
-----------

     The market for selling, servicing and operating diagnostic imaging services and imaging systems is highly competitive. In addition to direct competition from other contract providers, the companies within the health services segment compete with free-standing imaging centers and health care providers that have their own diagnostic imaging systems and with equipment manufacturers that sell imaging equipment to health care providers for full-time installation. Some of their direct competitors which provide contract MRI services have access to greater financial resources than the health services companies. In addition, some of the health services companies' customers are capable of providing the same services to their patients directly, subject only to their decision to acquire a high-cost diagnostic imaging system, assume the financial and technology risk, and employ the necessary technologies. The companies within this segment compete against other contract providers on the basis of quality of services, quality and magnetic field strength of imaging systems, price, availability and reliability.

Capital Expenditures
--------------------

     During 1998 capital expenditures of approximately $3.1 million were made in Health Services. Total capital expenditures during the five-year period 1999-2003 are estimated to be $42 million.


                          OTHER BUSINESS OPERATIONS
General
-------

     The Company's Other Business Operations consists of businesses that are diversified in such areas as electrical and telephone construction contracting, entertainment, energy services, natural gas marketing, waste incinerating, and telephone/cable TV utility. The Company derived 11% of its consolidated operating revenues from these diversified businesses during 1998, 10% in 1997, and 12% during 1996.

     The following is a brief description of each of these businesses:

     Moorhead Electric, Inc., located in Moorhead, MN, provides electrical wiring in residential, commercial and industrial settings; installs data cable for commercial and industrial computer networks; and installs underground fiber-optic and copper cable for the telecommunications industry.

     Aerial Contractors, Inc., located in West Fargo, ND, builds and repairs overhead and underground electric distribution and transmission lines and substations; and installs underground fiber-optic, copper and coaxial cable for the telecommunciations industry.

     KFGO, Inc. (KFGO), located in Fargo, ND, operates two AM and four FM commercial radio stations along with a video production facility. Varistar has entered into an agreement to sell certain assets owned by KFGO. See below for more information.

     Western Minnesota Broadcasting Company (Western), located in Morris, MN, operates an AM and FM commercial radio station. Varistar has entered into an agreement to sell the radio stations owned by Western. See below for more information.

     Quadrant Co. (Quadrant) owns a municipal waste burning facility located in Perham, MN. In March 1998, the Company recorded a noncash accounting charge related to the impairment of the Quadrant plant. The impaired assets included building, machinery and equipment used to burn waste. For a further discussion on the impairment, see note 3, in "Notes to consolidated financial statements" on page 35 of the Company's 1998 Annual Report to Shareholders, filed as an Exhibit hereto. In July 1998, the plant ceased operations due to alleged noncompliance with MPCA particulate emissions regulations. See "Environmental Regulation" below for more information.

     Midwest Information Systems, Inc. (MIS), headquartered in Parkers Prairie, MN, owns three operating telephone companies serving over 6,300 customers and two cable television companies serving approximately 1,200 customers. MIS is also involved in long-distance telephone, fiber-optic transmission facilities, and the sale of direct broadcast satellite television equipment.

     Otter Tail Energy Services Company (OTESCO), headquartered in Fergus Falls, MN was established in 1997 to pursue opportunities in the natural gas and electricity markets. It offers technical services, engineering services, performance-based service contracting and financial services related to these products. OTESCO has one subsidiary, Otter Tail Energy Management Company (OTEMCO), which was formed as a result of the acquisition of PAM Natural Gas, Inc. OTEMCO is a marketer of natural gas to commercial and institutional customers in Iowa, South Dakota, North Dakota and Minnesota.

     With the exception of Quadrant and OTESCO, each of the subsidiaries described above is owned by Varistar. Quadrant and OTESCO are wholly-owned subsidiaries of Minnesota-Dakota Generating Company, which in turn is a wholly-owned subsidiary of the Company.

     In December 1998, Varistar entered into a definitive agreement to sell certain assets of the radio stations and video production company owned by KFGO and the radio stations owned by Western Minnesota Broadcasting Company. The agreement provides for a sale price of $24 million in cash, which would result in an after-tax gain of approximately $8 million. Net cash proceeds from the sale may be used to fund future acquisitions, to expand existing businesses, to reduce outstanding debt or for other corporate purposes.
The sale is subject to approval by the Federal Communications Commission (FCC) and other governmental authorities and is expected to close in late 1999.

General Regulation
------------------

     The Company's operating telephone subsidiaries are subject to the regulatory authority of the MPUC regarding rates and charges for telephone services, as well as other matters. The operating telephone subsidiaries must keep on file with the MPUC schedules of such rates and charges, and any requests for changes in such rates and charges must be filed for approval by the MPUC. The telephone industry is also subject generally to rules and regulations promulgated by the FCC. The Company's operating cable television subsidiary is regulated by federal and local authorities. The Company's radio broadcasting subsidiaries are regulated by the FCC.

Environmental Regulation
------------------------

     In July 1998, Quadrant's waste incinerators were shut down for alleged noncompliance with MPCA particulate emissions regulations. Quadrant and the Company received from the MPCA a Notice of Violation dated October 15, 1998, outlining claimed violations of emission limits, operating requirements, and reporting requirements applicable to Quadrant under Minnesota law. Quadrant and the MPCA are in the process of negotiating a penalty settlement and intend to negotiate the terms and conditions of a stipulation agreement involving a compliance schedule, a civil penalty for past alleged violations and stipulated penalties for any future violations of the stipulation agreement. The outcome of the negotiations is not known at this time; however, it is not expected to have a material financial impact on the Company. The Company does not expect any further costs related to the plant's disposition to have a material effect upon future consolidated earnings.

Competition
-----------

     Each of the businesses in Other Business Operations is subject to competition, as well as the effects of general economic conditions, in their respective industries.

Capital Expenditures
--------------------

     During 1998, capital expenditures of approximately $2.7 million were made in Other Business Operations. Capital expenditures during the five-year period 1999-2003 are estimated to be approximately $9 million for Other Business Operations.

                                FINANCING
                                ---------

     The Company estimates that funds internally generated net of forecasted dividend payments, combined with funds on hand, will be sufficient to meet all sinking fund payments for First Mortgage Bonds in the next five years and to provide for its estimated 1999-2003 consolidated capital expenditures. Additional short-term or long-term financing will be required in the period 1999-2003 for the maturity of First Mortgage Bonds and other long-term debt, in the event the Company decides to refund or retire early any of its presently outstanding debt or Cumulative Preferred Shares, or for other corporate purposes.

     The foregoing estimates of capital expenditures and funds internally generated may be subject to substantial changes due to unforeseen factors, such as changed economic conditions, interest rates, demand for energy, competitive conditions, technological changes, new environmental and other governmental regulations, tax law changes, and rate regulation.

     As of December 31, 1998, the Company had unutilized net fundable property available for the issuance of more than $38 million principal amount of additional First Mortgage Bonds and also was entitled to issue in excess of $131 million principal amount of additional First Mortgage Bonds on the basis of First Mortgage Bonds theretofore retired.

     The Company's operating subsidiaries have been responsible for obtaining their own financing after the Company's initial equity investment and have developed financing arrangements with various banks. Historically, the Company has not made or guaranteed loans to its subsidiaries, or cosigned on any subsidiary's borrowing.

     The Company has access to short-term borrowing resources. As of December 31, 1998, the Company and its subsidiaries had unused credit lines totaling $35,439,000. The Company had $824,000 in short-term borrowings as of December 31, 1998.

                                   EMPLOYEES
                                   ---------

     The Company and its subsidiaries had approximately 1,783 full-time employees at December 31, 1998. A total of 559 employees are represented by local unions of the International Brotherhood of Electrical Workers, of which 409 are employees of the Electric Operations segment and are covered by a three-year labor contract that was renewed in 1999 and expires November 1, 2002. The Company has never experienced any strike, work stoppage, or strike vote, and considers its present relations with employees as very good.


     Forward Looking Information - Safe Harbor Statement Under the Private
     ---------------------------------------------------------------------
                    Securities Litigation Reform Act of 1995
                    ----------------------------------------

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the Act), the Company has filed cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Factors that might cause such differences include, but are not limited to, governmental and regulatory action, the competitive environment, economic factors, weather conditions, the Company's ability to identify and address all year 2000 issues and other factors discussed under "Factors affecting future earnings" on pages 22 through 25 of the Company's 1998 Annual Report to Shareholders, filed as an Exhibit hereto. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission.

Item 2.  PROPERTIES
         ----------

     The Coyote Station, which commenced operation in 1981, is a 414,000 kw (nameplate rating) mine-mouth plant located in the lignite coal fields near Beulah, North Dakota and is jointly owned by the Company, Northern Municipal Power Agency, Montana-Dakota Utilities Co. and Northwestern Public Service Company. The Company has a 35% interest in the plant and was the project manager in charge of construction. On July 1, 1998, the Company became the operating agent of the Coyote Station.

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

     At December 31, 1998, the Company's transmission facilities, which are interconnected with lines of other public utilities, consisted of 48 miles of 345 kv lines; 363 miles of 230 kv lines; 636 miles of 115 kv lines; and 4,228 miles of lower voltage lines, principally 41.6 kv. The Company owns the uprated portion of the 48 miles of the 345 kv line, with Minnkota Power Cooperative retaining title to the original 230 kv construction.

     All of the Company's electric utility properties, with minor exceptions, are subject to the lien of the Company's Indenture of Mortgage dated July 1, 1936, as amended and supplemented, securing its First Mortgage Bonds. All of the common shares of the companies owned by Varistar are pledged to secure indebtedness of Varistar.

Item 3.  LEGAL PROCEEDINGS
         -----------------

     Quadrant and the Company received from the MPCA a Notice of Violation dated October 15, 1998 outlining claimed violations of emission limits, operating requirements and reporting requirements applicable to Quadrant under Minnesota law. Quadrant and the MPCA are in the process of negotiating a penalty settlement and intend to negotiate the terms and conditions of a stipulation agreement involving a compliance schedule, a civil penalty for past alleged violations and stipulated penalties for any future violations of the stipulation agreement. The Company does not expect this proceeding to have a material impact on the Company's consolidated financial position or consolidated results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the three months ended December 31, 1998.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 1, 1999)
          ----------------------------------------------------------

     Set forth below is a summary of the principal occupations and business experience during the past five years of executive officers of the Company:

                       DATES ELECTED
                       -------------
NAME AND AGE             TO OFFICE   PRESENT POSITION AND BUSINESS EXPERIENCE
------------             ---------   -----------------------------

John C. MacFarlane (59)   4/8/91     Present: Chairman, President and Chief
                                              Executive Officer

John D. Erickson (40)     10/26/98   Present: Vice President, Finance and
                                              Chief Financial Officer
                          Prior to
                          10/26/98   Director, Market Strategies & Regulation

Marlowe E. Johnson (54)   4/12/93    Present: Vice President, Customer
                                              Service, North Dakota

Douglas L. Kjellerup (57) 4/12/93    Present: Vice President, Marketing and
                                              Development

LeRoy S. Larson (53)      4/12/93    Present: Vice President, Customer
                                              Service, Minnesota and South
                                              Dakota

Jay D. Myster (60)        10/1/98    Present: Corporate Secretary
                          Prior to
                          10/1/98    Senior Vice President, Governmental and
                                              Legal, and Corporate Secretary

Rodney C.H. Scheel (49)   4/10/95    Present: Vice President, Electrical
                          Prior to
                          4/10/95    Director, Information Services

Ward L. Uggerud (49)      4/10/89    Present: Vice President, Operations

Jeffrey J. Legge (42)     4/10/95    Present: Controller
                          Prior to
                          4/10/95    Manager, Tax Department

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

                                     PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            -----------------------------------------------------------------
            MATTERS
            -------

     The information required by this Item is incorporated by reference to the first sentence under "Otter Tail Power Company stock listing" on Page 48, to "Selected consolidated financial data" on Page 17 and to "Quarterly information" on Page 41 of the Company's 1998 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 6.     SELECTED FINANCIAL DATA
            -----------------------

     The information required by this Item is incorporated by reference to "Selected consolidated financial data" on Page 17 of the Company's 1998 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

     The information required by this Item is incorporated by reference to "Management's discussion and analysis of financial condition and results of operations" on Pages 18 through 25 of the Company's 1998 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

     The Company does not have material market risk exposure related to foreign currency exchange rate risk, commodity price risk or interest rate risk.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

     The information required by this Item is incorporated by reference to "Quarterly information" on Page 41 and the Company's audited financial statements on Pages 26 through 41 of the Company's 1998 Annual Report to Shareholders excluding "Report of Management" on Page 26, filed as an Exhibit hereto.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            ---------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

     None.

                                   PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

     The information required by this Item regarding Directors is incorporated by reference to the information under "Nominees for Election as Directors" in the Company's definitive Proxy Statement dated March 12, 1999. The information regarding executive officers is set forth in Item 4A hereto. The information regarding Section 16 reporting is incorporated by reference to the information under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement dated March 12, 1999.

Item 11.    EXECUTIVE COMPENSATION
            ----------------------

     The information required by this Item is incorporated by reference to the information under "Summary Compensation Table," "Pension and Supplemental Retirement Plans," "Severance Agreements," and "Directors' Compensation" in the Company's definitive Proxy Statement dated March 12, 1999.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

     The information required by this Item is incorporated by reference to the information under "Outstanding Voting Shares" and "Security Ownership of Management" in the Company's definitive Proxy Statement dated March 12, 1999.

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

          (3)  See Exhibit Index on Pages 23 through 28 hereof.

               Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Company are not filed, and in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

     (b)  Reports on Form 8-K:

           None


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OTTER TAIL POWER COMPANY


                                              By  /s/John D. Erickson
                                                  -------------------
                                                  John D. Erickson
                                                  Vice President, Finance
                                                  and Chief Financial Officer


                                          Dated:  March 24, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title
-------------------

John C. MacFarlane                     )
  Chairman, President and              )
  Chief Executive Officer              )
  (principal executive officer)        )
  and Director                         )
                                       )
John D. Erickson                       )
  Vice President, Finance and          )
  Chief Financial Officer              )
  (principal financial officer)        )
                                       )
Jeffrey J. Legge                       )      By   /s/John D. Erickson
  Controller                           )           -------------------
  (principal accounting officer)       )           John D. Erickson
                                       )      Pro Se and Attorney-in-Fact
                                       )          Dated March 24, 1999
Thomas M. Brown, Director              )
                                       )
Dayle Dietz, Director                  )
                                       )
Dennis R. Emmen, Director              )
                                       )
Maynard D. Helgaas, Director           )
                                       )
Arvid R. Liebe, Director               )
                                       )
Kenneth L. Nelson, Director            )
                                       )
Nathan I. Partain, Director            )
                                       )
Robert N. Spolum, Director             )


                               OTTER TAIL POWER COMPANY

                                    TABLE OF CONTENTS
                                    -----------------

   FINANCIAL STATEMENTS, SUPPLEMENTARY FINANCIAL DATA, SUPPLEMENTAL FINANCIAL
       SCHEDULES INCLUDED IN ANNUAL REPORT (FORM 10-K) FOR THE YEAR ENDED
                                    DECEMBER 31, 1998

The following items are included in this annual report by reference to the registrant's Annual Report to Shareholders for the year ended December 31, 1998:

                                                               Page in
                                                               Annual
                                                               Report to
                                                               Shareholders
                                                               ------------
Financial Statements:

     Independent Auditors' Report........................................26

     Consolidated Balance Sheets, December 31, 1998 and 1997........28 & 29

     Consolidated Statements of Income for the Three Years
     Ended December 31, 1998.............................................27

     Consolidated Statements of Changes in Equity for the
     Three Years Ended December 31, 1998.................................30

     Consolidated Statements of Cash Flows for the Three Years
     Ended December 31, 1998.............................................31

     Consolidated Statements of Capitalization, December 31, 1998
     and 1997............................................................32

     Notes to Consolidated Financial Statements.......................33-41

Selected Consolidated Financial Data for the Five Years
     Ended December 31, 1998.............................................17

Quarterly Data for the Two Years Ended
     December 31, 1998...................................................41



Schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes thereto.