Form 10-Q
period 1999-03-31
OTTER TAIL POWER CO
filed 1999-05-14
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
 For the quarterly period ended  MARCH 31, 1999
                                      OR

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

          May 3, 1999 - 11,920,667 Common Shares ($5 par value)



                           OTTER TAIL POWER COMPANY
                           ------------------------
                                    INDEX
                                    -----


Part I. Financial Information                                       Page No.

  Item 1. Financial Statements

    Consolidated Balance Sheets - March 31, 1999 (Unaudited)
    and December 31, 1998                                              2 & 3

    Consolidated Statements of Income - Three Months
    Ended March 31, 1999 and 1998 (Unaudited)                          4

    Consolidated Statements of Cash Flows - Three Months
    Ended March 31, 1999 and 1998 (Unaudited)                          5

    Notes to Consolidated Financial Statements (Unaudited)             6-8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8-13

  Item 3. Quantitative and Qualitative Disclosures about
          Market Risk                                                  13


Part II. Other Information

    Item 6. Exhibits and Reports on Form 8-K                           14


Signatures                                                             14


                         Part I.  Financial Information
                         ------------------------------

Item 1.  Financial Statements
         --------------------

                            Otter Tail Power Company
                          Consolidated Balance Sheets

                                   -Assets-
                                                           March 31,     December 31,
                                                             1999            1998
                                                           ---------       ---------
                                                          (Unaudited)
                                                           (Thousands of dollars)
Plant:
Electric plant in service                                  $ 767,214       $ 770,887
Subsidiary companies                                          89,781          89,094
                                                            --------        --------
       Total                                                 856,995         859,981
Less accumulated depreciation and amortization               372,449         370,290
                                                            --------        --------
                                                             484,546         489,691
Construction work in progress                                 12,147          10,495
                                                            --------        --------
       Net plant                                             496,693         500,186
                                                            --------        --------

Investments                                                   22,933          20,612
                                                            --------        --------
Intangibles -- net                                            20,691          21,176
                                                            --------        --------
Other assets                                                   5,004           3,968
                                                            --------        --------

Current assets:
Cash and cash equivalents                                     19,264           3,919
Accounts receivable:
   Trade - net                                                39,112          40,029
   Other                                                       5,467           8,065
Materials and supplies:
   Fuel                                                        3,555           3,418
   Inventory, materials and operating supplies                27,805          23,138
Deferred income taxes                                          2,878           2,730
Accrued utility revenues                                       9,049          11,179
Other                                                          6,030           6,310
                                                            --------        --------
       Total current assets                                  113,160          98,788
                                                            --------        --------

Deferred debits:
Unamortized debt expense and reacquisition premiums            3,611           3,737
Regulatory assets                                              3,646           3,774
Other                                                          2,182           3,371
                                                            --------        --------
       Total deferred debits                                   9,439          10,882
                                                            --------        --------
           Total                                           $ 667,920       $ 655,612
                                                            ========        ========

                See accompanying notes to consolidated financial statements



                          Otter Tail Power Company
                        Consolidated Balance Sheets

                              -Liabilities-
                                                                  March 31,     December 31,
                                                                    1999            1998
                                                                  --------        --------
                                                                (Unaudited)
                                                                   (Thousands of dollars)
Capitalization
Common shares, par value $5 per share - authorized
  25,000,000 shares; outstanding 1999 -- 11,917,021
  and 1998 -- 11,879,504 shares                                $    59,585       $   59,398
Premium on common shares                                            41,162           39,919
Retained earnings                                                  128,238          125,462
Accumulated other comprehensive income                                 388              297
                                                                   -------          -------
       Total                                                       229,373          225,076

Cumulative preferred shares - authorized 1,500,000
  shares without par value; outstanding 1999
  and 1998, 388,311 shares
       Subject to mandatory redemption                              18,000           18,000
       Other                                                        20,831           20,831

Cumulative preference shares - authorized 1,000,000
  shares without par value;  outstanding - none                          -                -

Long-term debt                                                     180,950          181,046
                                                                   -------          -------
       Total capitalization                                        449,154          444,953
                                                                   -------          -------

Current liabilities
Short-term debt                                                          -              824
Sinking fund requirements and current maturities                    13,567            5,794
Accounts payable                                                    30,282           32,411
Accrued salaries and wages                                           3,030            3,946
Federal and state income taxes accrued                               6,442            2,192
Other taxes accrued                                                 11,906           11,119
Interest accrued                                                     2,139            3,120
Other                                                                3,909            3,826
                                                                   -------          -------
       Total current liabilities                                    71,275           63,232
                                                                   -------          -------

Noncurrent liabilities                                              24,270           22,842
                                                                   -------          -------

Deferred credits
Accumulated deferred income taxes                                   90,747           90,964
Accumulated deferred investment tax credit                          17,187           17,481
Regulatory liabilities                                              11,502           11,692
Other                                                                3,785            4,448
                                                                   -------          -------
       Total deferred credits                                      123,221          124,585
                                                                   -------          -------
           Total                                               $   667,920        $ 655,612
                                                                   =======          =======


         See accompanying notes to consolidated financial statements

                            Otter Tail Power Company
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                      Three months ended
                                                                           March 31,
                                                                    1999             1998
                                                                  --------         --------
                                                                   (in thousands, except share
                                                                      and per share amounts)
Operating revenues
Electric                                                        $   62,719        $   56,546
Manufacturing                                                       18,595            18,131
Health services                                                     17,515            15,299
Other business operations                                           12,510             6,933
                                                                   -------           -------
    Total operating revenues                                       111,339            96,909

Operating expenses
Production fuel                                                      9,764             8,868
Purchased power                                                     11,892             8,257
Other electric operation and maintenance expenses                   17,751            18,970
Special charges                                                          -             9,522
Cost of goods sold                                                  36,712            28,606
Other nonelectric expenses                                           8,424             7,767
Depreciation and amortization                                        6,240             6,488
Property taxes                                                       2,855             2,873
                                                                   -------           -------
    Total operating expenses                                        93,638            91,351

Operating income
Electric                                                            15,036             5,068
Manufacturing                                                          974             1,265
Health services                                                      1,906             2,127
Other business operations                                             (215)           (2,902)
                                                                   -------           -------
    Total operating income                                          17,701             5,558

Other income and deductions - net                                      342               442
Interest charges                                                     3,619             3,949
                                                                   -------           -------
Income before income taxes                                          14,424             2,051
Income taxes                                                         5,175               112
                                                                   -------           -------
Income before cumulative effect of change in accounting principle    9,249             1,939
Cumulative effect of change in accounting principle - net-of-tax         -             3,819
                                                                   -------           -------
Net income                                                           9,249             5,758
Preferred dividend requirements                                        590               590
                                                                   -------           -------
Earnings available for common shares                             $   8,659         $   5,168
                                                                   =======          ========
Basic and diluted earnings per average common share:
  Before cumulative effect of change in accounting principle     $    0.73         $    0.12
  Cumulative effect of change in accounting principle                    -              0.32
                                                                   -------           -------
    Basic and diluted earnings per average common share - net    $    0.73        $     0.44
                                                                   =======          ========

Average number of common shares outstanding                     11,889,907        11,740,465

Dividends per common share                                          $0.495            $0.480


           See accompanying notes to consolidated financial statements

                              Otter Tail Power Company
                        Consolidated Statements of Cash Flows
                                     (Unaudited)
                                                                     Three months ended
                                                                          March 31
                                                                     1999          1998
                                                                   --------      --------
                                                                   (Thousands of dollars)
Cash flows from operating activities:
Net income                                                         $  9,249       $ 5,758
    Adjustments to reconcile net income to net cash
       Provided by operating activities:
        Depreciation and amortization                                 8,855         9,018
        Deferred investment tax credit - net                           (294)         (294)
        Deferred income taxes                                          (490)       (4,463)
        Change in deferred debits and other assets                      303           213
        Change in noncurrent liabilities and deferred credits           764           605
        Allowance for equity (other) funds used during constructio      (33)          (29)
        (Gains)/Losses from investments and disposal of noncurrent      (36)          195
        Voluntary early retirement program charges                        -         6,305
        Cumulative effect of change in accounting principle               -        (3,819)
        Asset impairment losses                                           -         3,217
    Cash provided by (used for) current assets & current liabilities:
        Change in receivables, materials and supplies                (1,259)       (1,707)
        Change in other current assets                                2,380        (1,299)
        Change in payables and other current liabilities             (2,173)       (4,587)
        Change in interest and income taxes payable                   3,268         2,665
                                                                   --------       -------
            Net cash provided by operating activities                20,534        11,778

Cash flows from investing activities:
        Gross capital expenditures                                   (4,910)       (3,592)
        Proceeds from disposal of noncurrent assets                     206         1,078
        Change in other investments                                  (2,264)         (408)
                                                                   --------       -------
            Net cash used in investing activities                    (6,968)       (2,922)

Cash flows from financing activities:
        Change in short-term debt - net                                (824)       (2,100)
        Proceeds from issuance of common stock                        1,430         1,292
        Proceeds from issuance of long-term debt                      8,866         6,853
        Payments for debt and common stock issuance expense               -           (81)
        Payments for retirement of long-term debt                    (1,220)       (3,946)
        Dividends paid                                               (6,473)       (6,222)
                                                                   ---------      --------
            Net cash provided by (used in) financing activities       1,779        (4,204)

Net change in cash and cash equivalents                              15,345         4,652

Cash and cash equivalents at beginning of year                        3,919         5,301
                                                                   --------       -------
Cash and cash equivalents at March 31                              $ 19,264       $ 9,953
                                                                   ========       =======

Supplemental cash flow information
  Cash paid for interest and income taxes:
    Interest (net of amount capitalized)                           $  4,348       $ 4,691
    Income taxes                                                   $  1,696       $ 1,193

              See accompanying notes to consolidated financial statements


                         OTTER TAIL POWER COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------
                               (Unaudited)

The Company, in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for the periods. The financial statements for 1999 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1998, 1997, and 1996 included in the Company's 1998 Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, the earnings for the three-month period ended March 31, 1999, should not be taken as an indication of earnings for all or any part of the balance of the year.

Common shares and earnings per share
------------------------------------

On February 23, 1999, the Company granted options that would allow the purchase of 219,000 shares of common stock to eligible employees under the Company's 1999 Stock Incentive Plan (the "Plan") approved by shareholders on April 12, 1999. A total of 1,300,000 shares of the Company's common stock are available for granting of awards under the Plan. The exercise price of the stock options is equal to the fair market value per share at
the date of the grant.   The options vest over a four-year period at the
rate of 25% per year and will expire ten years after the date of the grant. The Company accounts for the Plan under Accounting Principles Board
Opinion No. 25, which does not require recording of compensation expense. The common stock options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average closing price of the common stock.

The Company issued 37,517 and 34,520 common shares in the first quarters of 1999 and 1998, respectively, under its Automatic Dividend Reinvestment and Share Purchase Plan. Starting in June 1999, the Company intends to purchase the common shares needed for this plan from the open market instead of issuing new shares.

On April 12, 1999 the shareholders approved the Company's 1999 Employee Stock Purchase Plan ("Purchase Plan"). The Purchase Plan allows eligible employees to purchase the Company's common stock at 85% of the lower market price at either the beginning or the end of each six-month purchase period. A total of 200,000 shares of the Company's common stock are available for purchase by employees under the Purchase Plan.

Comprehensive Income
--------------------

Elements of comprehensive income for the three month period ended March 31, 1999, include net income of $9,249,000 and other comprehensive income of $91,000 (net of $64,000 in deferred taxes) related to the recognition of $155,000 in unrealized gains on "available-for-sale" securities held by a Company subsidiary. Elements of comprehensive income for the three month period ended March 31, 1998, include net income of $5,758,000 and other comprehensive income of $148,000 (net of $105,000 in deferred taxes) related to the recognition of $253,000 in unrealized gains on "available-for-sale" securities held by a Company subsidiary.

Segment Information
-------------------

The Company's business operations, which are based mainly in Minnesota, North Dakota and South Dakota, are broken down into four segments based upon products and services. Electric operations include the electric utility only. Manufacturing operations includes production of agricultural equipment, plastic pipe, automobile and truck frame-straightening equipment and accessories, and fabricated metal parts. Health services operations consists of businesses involved in the sale, service, rental, refurbishing and operations of medical imaging equipment and the sale of related supplies and accessories to various medical institutions located primarily in the Midwestern United States. Other business operations consists of businesses diversified in such areas as electrical and telephone construction contracting, entertainment, energy services, natural gas marketing, waste incinerating, and telecommunications. The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on investment.

               Operating Income
               ----------------

                           Three months ended
                                March 31,
(in thousands)                1999     1998
------------------------------------------------
Electric                   $15,036   $ 5,068
Manufacturing                  974     1,265
Health Services              1,906     2,127
Other Business Operations     (215)   (2,902)
                           -------   -------
  Total                    $17,701   $ 5,558
                           =======   =======

            Identifiable Assets
            -------------------

                            As of       As of
                          March 31,  December 31,
(in thousands)               1999      1998
------------------------------------------------
Electric                   $530,706   $525,226
Manufacturing                49,455     41,579
Health Services              35,391     36,241
Other Business Operations    52,368     52,566
                           --------   --------
  Total                    $667,920   $655,612
                           ========   ========



Substantially all sales and long-lived assets of the Company are within the United States.

Reclassifications
-------------------

Certain prior year amounts have been reclassified to conform to 1999 presentation. Such reclassification had no impact on net income or shareholders' equity.

Special charges
---------------

In January 1998 the Company announced a voluntary early retirement program for all nonunion electric employees age 55 and over. The offer of early retirement was accepted by 55 of 67 eligible employees during the enrollment period that ended March 23, 1998. Most of the cash costs of the program will be funded through the Company's pension plan. The Company recorded, during the first quarter of 1998, a noncash charge to operating expenses of $6,305,000 ($3,783,000 net-of-tax or $0.32 per share) for special termination benefits and the recognition of previously unrecognized prior service costs related to pension and postretirement benefits.

In March 1998 the Company recorded a noncash accounting charge related to the impairment of its Quadrant Co. waste incineration plant. The impaired assets include buildings, machinery and equipment used to burn waste. The $2,500,000 ($1,500,000 net-of-tax or $0.13 per share) impairment loss is included in operating expenses under the caption of special charges and in operating income from other business operations on the Company's Statement of Income for the three months ended March 31, 1998.

In the first quarter of 1998, as a result of an unfavorable court decision related to the construction of a rail spur intended to serve Big Stone Plant, the Company wrote off $717,000 ($430,000 net-of-tax or $0.04 per share) in project related costs.

Cumulative effect of change in accounting principle
---------------------------------------------------

In the first quarter of 1998 the Company changed its method of revenue recognition from sales of electricity in Minnesota and South Dakota from meter-reading dates to energy-delivery dates, resulting in the recognition of estimated unbilled revenue through the end of the accounting period. This change results in better matching of revenues and expenses and is consistent with predominant industry practice. The change is also consistent with the way the Company has been recording electric revenue from its North Dakota customers since 1993 under an order from the North Dakota Public Service Commission. The cumulative effect of recording Minnesota and South Dakota unbilled revenue as of January 1, 1998, increased 1998 first quarter net income by $3,819,000 (net of income taxes of $2,545,000) or $0.32 per share.

Forward Looking Information - Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
----------------------------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company has filed cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Factors that might cause such differences include, but are not limited to, governmental and regulatory action, the competitive environment, economic factors, weather conditions, the Company's ability to identify and address all year 2000 issues and other factors discussed under "Factors affecting future earnings" on pages 22-25 of the Company's 1998 Annual Report to Shareholders, which is incorporated by reference in the Company's Form 10-K for the fiscal year ended December 31, 1998. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

Material Changes in Financial Position
--------------------------------------

Cash provided by operating activities of $20.5 million as shown on the Consolidated Statement of Cash Flows for the three months ended March 31, 1999 allowed the Company to pay dividends, finance its capital expenditures and contribute to the increase in cash and cash equivalents. At March 31, 1999, the Company and its subsidiaries had $27.3 million available in unused lines of credit, which could be used to supplement cash needs. The Company estimates that funds internally generated, combined with funds on hand, will be sufficient to meet all sinking fund payments for First Mortgage Bonds in the next five years and to provide for its estimated 1999-2003 consolidated capital expenditures. Additional short-term or long-term financing will be required in the period 1999-2003 in connection with the maturity of First Mortgage Bonds and other long-term debt and in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares or for other corporate purposes.

The $3.5 million decrease in net plant is due to the normal increase in accumulated depreciation offset by an increase in transmission construction projects. Investments increased $2.3 million as a result of increased investment at the Company's subsidiaries. The decrease in other accounts receivable of $2.6 million is mainly due to the timing of payments for the operation of Big Stone Plant and Coyote Station from the joint owners. The $4.7 million increase in inventory, materials and operating supplies reflects increases at the Company's health services and manufacturing companies due to increased sales. The $2.1 million decrease in accrued utility revenues reflects the reduction in unbilled revenues due to the seasonal change in weather.

The combined increase in common shares, par value and premium on common shares of $1.4 million is due to the issuance of 37,517 shares of common stock under the Company's Automatic Dividend Reinvestment and Share Purchase Plan. The increase of $7.8 million in sinking fund requirements and current maturities reflects a normal seasonal increase in credit line usage at the Company's manufacturing and construction subsidiaries. Accrued salaries and wages decreased as a result of the payment of 1998 accrued employee incentives. The increase in federal and state income taxes accrued is related to the timing of estimated quarterly tax payments due in December and April. The decrease in interest accrued is due to the timing of interest payments on the Company's First Mortgage Bonds, the majority of which are due in the first and third quarters of the year.

Material Changes in Results of Operations
-----------------------------------------

Electric Operations

                                        Three months ended
                                              March 31,      Percentage
(in thousands)                             1999      1998      Change
                                          ------    ------   ----------
Operating Revenues                       $62,719   $56,546      10.9
Production fuel                            9,764     8,868      10.1
Purchased power                           11,892     8,257      44.0
Other operation and maintenance expense   17,751    18,970      (6.4)
Special charges                                -     7,022        -
Depreciation and amortization              5,423     5,501      (1.4)
Property taxes                             2,853     2,860      (0.2)
                                          ------    ------     ------
Operating income                         $15,036   $ 5,068     196.7
                                          ------    ------     ------


The increase in electric operating revenues for the quarter ended March 31, 1999, as compared to the same period in 1998, is due to an $819,000 (1.6%) increase in retail revenue combined with a $5.7 million (131%) increase in revenues from power pool sales offset by a $358,000 (18%) decrease in other electric revenue. The increase in retail revenue is the result of an increase in cost-of-energy revenues and an increase in the conservation improvement surcharge revenues offset by a 2.9% decrease in retail kwh sales. The recovery of fuel and purchased power costs through the cost-of-energy adjustment mechanism in retail rates lags two to four months behind the incurrance of those costs which gave rise to the increase in cost-of-energy revenues for the first quarter. The increase in power pool sales is related to an increase in energy available for sale and increased power marketing sales efforts. Decreases in demand-side management financial incentives and decreased electrical contract work done for other utilities are the primary reasons for the decrease in other electric revenue. The North Dakota Public Service Commission ("NDPSC") has recently completed an audit of the Company's electric operations in North Dakota. In the past, these audits have at times resulted in settlement agreements adjusting rate levels. While the Company has begun preliminary discussions with the NDPSC staff regarding the audit, it is too early to predict whether any rate adjustment will be made.

Production fuel expenses increased in the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, as a direct result of a 12.7% increase in kwh generated. The cost of purchased power increased as a result of a 131% increase in the cost of purchased power for resale commensurate with the increase in revenue from power pool sales, partially offset by a 34% decrease in the cost of purchased power for system use for the three months ended March 31, 1999. The reduction in purchased power for system use was due to greater plant availability during a time of below normal retail electric sales.

The decrease in other electric operation and maintenance expenses for the quarter ended March 31, 1999, as compared to the same period in 1998, is primarily related to a reduction in expenses due to the early retirement program in 1998.

The special charges recorded under electric operations in the first quarter of 1998 represents two items: (1) a noncash charge of $6,305,000 associated with a voluntary early retirement program offered by the Company and, (2) the write-off of $717,000 in accumulated costs related to a rail spur project at Big Stone Plant. (See "Special charges" in notes to financial statements on page 7 for further information including the net-of-tax and earnings per share impact of these charges.)

Manufacturing Operations

                                Three months ended
                                     March 31,       Percentage
(in thousands)                    1999       1998      change
                                 ------     ------   ----------
Operating revenues              $18,595    $18,131       2.6
Cost of goods sold               14,474     14,043       3.1
Operating expenses                3,147      2,823      11.5
                                 ------     ------   ----------
Operating income                $   974    $ 1,265     (23.0)
                                 ------     ------   ----------


Three of the Company's seven manufacturing subsidiaries had increased sales for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. However, increases in operating expenses combined with decreased revenue from the remaining manufacturing subsidiaries resulted in a $291,000 decrease in manufacturing operating income.

Health Services Operations

                                Three months ended
                                     March 31,       Percentage
(in thousands)                    1999       1998      change
                                 ------     ------   ----------
Operating revenues              $17,515    $15,299      14.5
Cost of goods sold               13,536     11,257      20.2
Operating expenses                2,073      1,915       8.3
                                 ------     ------   ----------
Operating income                $ 1,906    $ 2,127     (10.4)
                                 ------     ------   ----------

In order to more properly reflect the costs of delivering services to the health services customers, a reclassification was made from operating expenses to cost of goods sold during the first quarter of 1999. The reclassifications consisted of depreciation, repairs and maintenance and lease rental costs. The reclassifications were also made to 1998 results to conform to the 1999 presentation.

The increase in operating revenues for the quarter ended March 31, 1999 as compared to the same quarter in 1998, reflects overall increases in sales volumes and an increase in the number of medical imaging scans performed offset by a decrease in the average fee per scan. Cost of goods sold and operating expenses increased for the three months ended March 31, 1999 as compared to the same period in 1998, as a result of the increased sale volumes combined with increases in the costs of repair and maintenance on equipment used to serve customers. These increased operating costs offset the increase in revenues and resulted in a $221,000 decrease in health services operating income.

Other Business Operations

                                Three months ended
                                     March 31,       Percentage
(in thousands)                    1999       1998      change
                                 ------     ------   ----------
Operating revenues              $12,510    $ 6,933      80.4
Cost of goods sold                8,702      3,306     163.2
Special charges                       -      2,500       -
Operating expenses                4,023      4,029      (0.1)
                                 ------     ------   ----------
Operating income (loss)         $  (215)   $(2,902)     92.6
                                 ------     ------   ----------



There are two primary reasons for the increases in operating revenues and cost of goods sold for the quarter ended March 31, 1999 as compared to the same quarter in 1998: (1) larger volume of work completed at the Company's construction subsidiaries and (2) the PAM Natural Gas acquisition in the second quarter of 1998. The special charges recorded during the first quarter of 1998 represent an impairment loss associated with the Quadrant Co. waste incineration plant. (See "Special charges" in notes to financial statements on page 7 for further information including the net-of-tax and earnings per share impact of these charges.). Excluding the Quadrant Co. impairment loss, this business segment would have shown an increase of $187,000 (47%) in operating income for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998.

Interest Charges and Income Taxes

The 8% decrease in interest charges is due to a reduction in outstanding debt for the three months ended March 31, 1999, as compared to the same period in 1998. The increase in income taxes for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998 is a direct result of the increase in income before taxes for the same comparable periods.

Year 2000 Readiness Disclosure

Many computer software systems, as well as certain hardware and equipment containing date-sensitive data, were structured to utilize a two-digit year field meaning that they may not be able to properly recognized dates in the year 2000. The Company recognizes that the year 2000 occurrence puts all of its electronic systems on all platforms at risk. Application systems, information technology systems and technology that includes embedded systems are being reviewed, in order, from highly critical to less critical. These systems include the Company's financial software, customer-information system, energy-management system, power plant control systems, manufacturing processes and diagnostic medical imaging equipment. In order to address the year 2000 issue from a total business perspective, the Company is working with its major vendors, customers, banks, regulatory and government agencies, and utility alliances.

In order to improve business information systems, the Company's operating businesses began replacing major financial computer systems in 1996. The electric utility has replaced its major in-house developed financial computer systems with financial applications from Oracle Corporation, while at the same time, replacing the hardware on which these applications reside. Because of the recent implementation, these systems should require minimal remediation efforts. The costs of replacing these major financial computer systems are not included in the cost estimates discussed below.

The Company's plan to resolve the year 2000 issues involves three phases: inventory, assessment and remediation/testing. The inventory phase was completed in December 1998 for the electric utility and as of March 31, 1999 is 99% complete for the other companies. The assessment phase was completed in February 1999 for the electric utility and is 94% complete for the other companies as of March 31, 1999. As of March 31, 1999, remediation and testing is 83% complete for the electric utility and 69% complete for the other companies. The Company is on schedule to complete remediation and testing by June 1, 1999 for the electric utility and June 30, 1999 for the other companies.

In addition, the Company's operating businesses are communicating with critical external parties in order to determine the extent of vulnerability to such parties' failure to resolve their own year 2000 issues. The subsidiary companies have completed 92% of their third party assessments and expect to have the remaining work completed by May 1999. The Company is developing plans to alter business relationships in the event certain third parties fail to become year 2000 compliant. There can be no guarantee that the third parties of business importance to the Company will successfully reprogram or replace and test all of their own computer hardware, software, and process control systems in a timely manner. While the failure of a single third party to achieve year 2000 readiness should not have a material adverse effect on the Company's financial results or operations, the failure of several key third parties could have such an effect.

The electric utility industry is unique in its dependence upon a complex network of interrelated systems of the power pool grid in order to support and maintain reliable, efficient operations. The Company's year 2000 readiness effort is linked to the readiness efforts of other utilities, as well as those of major customers whose loads support the integrity of the power pool grid. The Company is coordinating its year 2000 effort with that of the Mid-Continent Area Power Pool and with plans established by the North America Electric Reliability Council ("NERC") under the direction of the U. S. Department of Energy. The Company did successfully participate in the April 9, 1999 NERC drill to simulate loss of multiple voice and data communications systems. The Company also plans to participate in the September 1999 NERC drill. The goal of this drill is to simulate as realistically as is practical the implementation of administrative, operating, communications and contingency response plans for the year 2000 transition. While the Company is supporting these cooperative efforts, it cannot guarantee the successful implementation of solutions of third parties. A failure of a system within the power pool grid could have a material impact on the Company and its customers.

The costs of the Company's year 2000 readiness effort are being funded with cash flows from operations. These costs are not expected to be substantially different from the normal, ongoing costs that are incurred for systems development, implementation and maintenance due in part to the use of internal resources and the deferral of other projects. Total expenditures related to inventory, assessment, remediation, testing, conversion, replacement and upgrading of system applications are expected to range from $975,000 to $1,350,000 for 1997 to 2000. Expenditures incurred through March 31, 1999 are estimated at $500,000. The Company does not track year 2000 costs in a separate account.

The Company's medical subsidiary owns diagnostic imaging equipment which has computer software that is vulnerable to year 2000 issues. While the medical subsidiary will negotiate to have its vendors pay the costs to solve the year 2000 issues, there can be no assurances the vendors will absorb the costs. In the event the vendors do not pay all or some portion of the costs, the medical subsidiary would have to absorb the majority of the costs. These costs are included in the estimates shown above.

As part of its normal business practice, the Company maintains emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. These procedures were expanded to include specific procedures for potential year 2000 issues. The business critical processes contingency plans were approved in April of 1999. The Company's electrical system contingency plan uses templates provided by the NERC. This plan includes meeting with large customers to determine their operating plans during critical dates. The Company also has plans to provide for additional staffing at critical locations to respond to any year 2000 situations that might arise. Contact is ongoing with neighboring utilities to coordinate contingency plans, operating plans, and the year 2000 backup communications drill.

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

The costs of the project and the completion dates are based on management's best estimates, which were derived from assumptions of future events including the availability of resources, third party modification plans, and other factors. There can be no guarantee that these estimates will be achieved and actual results could vary due to uncertainties.

The forward looking statements contained in this section under the heading "Year 2000 Readiness Disclosure" should be read in conjunction with the Company's disclosure above under the heading "Forward Looking Information-Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

The Company does not have material market risk exposure related to foreign currency exchange rate risk, commodity price risk or interest rate risk.



                         PART II. OTHER INFORMATION
                         --------------------------

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

a)  Exhibits:

       27  Financial Data Schedule

b)  Reports on Form 8-K.

       No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1999.


                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OTTER TAIL POWER COMPANY


                                 By:    John Erickson
                                     -------------------------
                                        John Erickson
                                   Vice President, Finance
                         (Chief Financial Officer/Authorized Officer)

Dated:  May 14, 1999
        ------------