Form 10-Q
period 1999-06-30
OTTER TAIL POWER CO
filed 1999-08-13
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
 For the quarterly period ended  JUNE 30, 1999
                                      OR

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

          July 30, 1999 - 11,924,123 Common Shares ($5 par value)



                           OTTER TAIL POWER COMPANY
                           ------------------------
                                    INDEX
                                    -----


Part I. FINANCIAL INFORMATION                                       Page No.

  Item 1. Financial Statements

    Consolidated Balance Sheets - June 30, 1999 (Unaudited)
    and December 31, 1998                                              2 & 3

    Consolidated Statements of Income - Three and Six Months
    Ended June 30, 1999 and 1998 (Unaudited)                           4

    Consolidated Statements of Cash Flows - Six Months
    Ended June 30, 1999 and 1998 (Unaudited)                           5

    Notes to Consolidated Financial Statements (Unaudited)             6-8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9-16

  Item 3. Quantitative and Qualitative Disclosures about
          Market Risk                                                  16


Part II. OTHER INFORMATION

  Item 2. Changes in Securities                                        16

  Item 3. Legal Proceedings                                            16

  Item 4. Submission of Matters to a Vote of Security Holders          16-17

  Item 6. Exhibits and Reports on Form 8-K                             17


SIGNATURES                                                             17


                            PART I.  FINANCIAL INFORMATION
                            ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                               OTTER TAIL POWER COMPANY
                             CONSOLIDATED BALANCE SHEETS

                                      -ASSETS-
                                                           JUNE 30,        DECEMBER 31,
                                                             1999            1998
                                                           -----------     ------------
                                                           (Unaudited)
                                                           (Thousands of dollars)
PLANT:
Electric plant in service                                  $ 768,818       $ 770,887
Subsidiary companies                                          92,562          89,094
                                                           ----------      ----------
       TOTAL                                                 861,380         859,981
Less accumulated depreciation and amortization               379,627         370,290
                                                           ----------      ----------
                                                             481,753         489,691
Construction work in progress                                 15,973          10,495
                                                           ----------      ----------
       NET PLANT                                             497,726         500,186

INVESTMENTS                                                   25,360          20,612
                                                           ----------      ----------
INTANGIBLES -- net                                            20,421          21,176
                                                           ----------      ----------
OTHER ASSETS                                                   5,456           3,968
                                                           ----------      ----------

Current assets:
Cash and cash equivalents                                     14,651           3,919
Accounts receivable:
   Trade - net                                                40,650          41,249
   Other                                                       3,566           6,845
Materials and supplies:
   Fuel                                                        2,897           3,418
   Inventory, materials and operating supplies                27,511          23,138
Deferred income taxes                                          3,026           2,730
Accrued utility revenues                                       7,264          11,179
Other                                                          6,487           6,310
                                                           ----------      ----------
       TOTAL CURRENT ASSETS                                  106,052          98,788
                                                           ----------      ----------

DEFERRED DEBITS:
Unamortized debt expense and reacquisition premiums            3,494           3,737
Regulatory assets                                              3,518           3,774
Other                                                          1,415           3,371
                                                           ----------      ----------
       TOTAL DEFERRED DEBITS                                   8,427          10,882
                                                           ----------      ----------
           TOTAL                                           $ 663,442       $ 655,612
                                                           ==========      ==========

            See accompanying notes to consolidated financial statements

                                        -2-


                                   OTTER TAIL POWER COMPANY
                                  CONSOLIDATED BALANCE SHEETS

                                        -LIABILITIES-
                                                               JUNE 30,        DECEMBER 31,
                                                                 1999            1998
                                                               ----------      -----------
                                                               (Unaudited)
                                                               (Thousands of dollars)
CAPITALIZATION
Common shares, par value $5 per share - authorized
  50,000,000 shares; outstanding 1999 -- 11,924,123
  and 1998 -- 11,879,504 shares                                $  59,621       $  59,398
Premium on common shares                                          41,406          39,919
Retained earnings                                                128,893         125,462
Accumulated other comprehensive income                               610             297
                                                               ----------      ----------
       TOTAL                                                     230,530         225,076

Cumulative preferred shares - authorized 1,500,000
  shares without par value; outstanding 1999
  and 1998, 388,311 shares
       Subject to mandatory redemption                            18,000          18,000
       Other                                                      15,500          20,831

Cumulative preference shares - authorized 1,000,000
  shares without par value;  outstanding - none                        -               -

Long-term debt                                                   181,326         181,046
                                                               ----------      ----------
       TOTAL CAPITALIZATION                                      445,356         444,953
                                                               ----------      ----------

CURRENT LIABILITIES
Short-term debt                                                        -             824
Sinking fund requirements and current maturities                  15,062           5,794
Accounts payable                                                  30,055          32,411
Accrued salaries and wages                                         3,506           3,946
Federal and state income taxes accrued                             6,624           2,192
Other taxes accrued                                                8,696          11,119
Interest accrued                                                   3,099           3,120
Other                                                              3,818           3,826
                                                               ----------      ----------
       TOTAL CURRENT LIABILITIES                                  70,860          63,232
                                                               ----------      ----------

NONCURRENT LIABILITIES                                            24,695          22,842
                                                               ----------      ----------

DEFERRED CREDITS
Accumulated deferred income taxes                                 89,813          90,964
Accumulated deferred investment tax credit                        16,899          17,481
Regulatory liabilities                                            11,312          11,692
Other                                                              4,507           4,448
                                                               ----------      ----------
       TOTAL DEFERRED CREDITS                                    122,531         124,585
                                                               ----------      ----------
           TOTAL                                               $ 663,442       $ 655,612
                                                               ==========      ==========

               See accompanying notes to consolidated financial statements

                                        -3-


                                                      OTTER TAIL POWER COMPANY
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                            (Unaudited)

                                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                 JUNE 30,                         JUNE 30,
                                                                          1999            1998             1999            1998
                                                                     --------------   -------------    -------------   -------------
                                                                     (in thousands, except share and per share amounts)

OPERATING REVENUES
Electric                                                              $     55,232    $     53,078     $    117,951    $    109,624
Manufacturing                                                               25,305          24,674           43,900          42,805
Health services                                                             16,049          17,773           33,564          33,072
Other business operations                                                   14,972          11,421           27,482          18,354
                                                                      -------------   -------------    -------------   -------------
    Total operating revenues                                               111,558         106,946          222,897         203,855

OPERATING EXPENSES
Production fuel                                                              9,487           9,311           19,251          18,179
Purchased power                                                             11,473           8,730           23,365          16,987
Other electric operation and maintenance expenses                           17,042          17,318           34,793          36,288
Special charges                                                                  -               -                -           9,522
Cost of goods sold                                                          41,864          38,799           78,576          67,405
Other nonelectric expenses                                                   8,769           8,980           17,193          16,747
Depreciation and amortization                                                6,269           6,353           12,509          12,841
Property taxes                                                               2,803           2,770            5,658           5,643
                                                                      -------------   -------------    -------------   -------------
    Total operating expenses                                                97,707          92,261          191,345         183,612

OPERATING INCOME
Electric                                                                     8,986           9,455           24,022          14,523
Manufacturing                                                                2,222           2,858            3,196           4,123
Health services                                                              1,357           1,672            3,263           3,799
Other business operations                                                    1,286             700            1,071          (2,202)
                                                                      -------------   -------------    -------------   -------------
    Total operating income                                                  13,851          14,685           31,552          20,243

OTHER INCOME AND DEDUCTIONS - NET                                            1,070           1,265            1,412           1,707
INTEREST CHARGES                                                             3,728           4,098            7,347           8,047
                                                                      -------------   -------------    -------------   -------------
INCOME BEFORE INCOME TAXES                                                  11,193          11,852           25,617          13,903
INCOME TAXES                                                                 4,047           3,837            9,222           3,949
                                                                      -------------   -------------    -------------   -------------
Income before cumulative effect of change in accounting principle            7,146           8,015           16,395           9,954
Cumulative effect of change in accounting principle - net-of-tax                 -               -                -           3,819
                                                                      -------------   -------------    -------------   -------------
NET INCOME                                                                   7,146           8,015           16,395          13,773
Preferred dividend requirements                                                589             589            1,179           1,179
                                                                      -------------   -------------    -------------   -------------
EARNINGS AVAILABLE FOR COMMON SHARES                                  $      6,557    $      7,426     $     15,216    $     12,594
                                                                      =============   =============    =============   =============
Basic and diluted earnings per average common share:
  Before cumulative effect of change in accounting principle          $       0.55    $       0.63            $1.28    $       0.75
  Cumulative effect of change in accounting principle                          -               -                -              0.32
                                                                      -------------   -------------    -------------   -------------
    Basic and diluted earnings per average common share - net         $       0.55    $       0.63     $       1.28    $       1.07
                                                                      =============   =============    =============   =============

Average number of common shares outstanding                             11,922,596      11,777,247       11,906,252      11,758,856

Dividends per common share                                                  $0.495          $0.480           $0.990          $0.960


                                            See accompanying notes to consolidated financial statements

                                                                  -4-


                                 OTTER TAIL POWER COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                                      SIX MONTHS ENDED
                                                                           JUNE 30
                                                                     1999           1998
                                                                  ----------      ---------
                                                                  (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $ 16,395       $ 13,773
    Adjustments to reconcile net income to net cash
       Provided by operating activities:
        Depreciation and amortization                                17,719         17,802
        Deferred investment tax credit - net                           (582)          (588)
        Deferred income taxes                                        (1,762)        (6,285)
        Change in deferred debits and other assets                      536           (367)
        Change in noncurrent liabilities and deferred credits         1,911            865
        Allowance for equity (other) funds used during constructio      (29)           (61)
        (Gains)/Losses from investments and disposal of noncurrent       36            315
        Voluntary early retirement program charges                        -          6,305
        Cumulative effect of change in accounting principle               -         (3,819)
        Asset impairment losses                                           -          3,217
    Cash provided by (used for) current assets & current liabilities:
        Change in receivables, materials and supplies                    50         (3,012)
        Change in other current assets                                3,715         (1,809)
        Change in payables and other current liabilities             (5,225)        (6,324)
        Change in interest and income taxes payable                   4,411         (1,954)
                                                                  ----------      ---------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                37,175         18,058

CASH FLOWS FROM INVESTING ACTIVITIES:
        Gross capital expenditures                                  (14,400)       (11,026)
        Proceeds from disposal of noncurrent assets                     314          1,359
        Purchase of businesses, net of cash acquired                      -         (1,354)
        Change in other investments                                  (4,438)        (1,372)
                                                                  ----------      ---------
            NET CASH USED IN INVESTING ACTIVITIES                   (18,524)       (12,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Change in short-term debt - net                                (824)         2,200
        Proceeds from issuance of common stock                        1,710          2,756
        Proceeds from issuance of long-term debt                      6,576          5,722
        Payments for debt and common stock issuance expense               -            (81)
        Payments for retirement of long-term debt                    (2,416)        (5,135)
        Dividends paid                                              (12,965)       (12,462)
                                                                  ----------      ---------
            NET CASH USED IN FINANCING ACTIVITIES                    (7,919)        (7,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS                              10,732         (1,335)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        3,919          5,301
                                                                  ----------      ---------
CASH AND CASH EQUIVALENTS AT JUNE 30                               $ 14,651       $  3,966
                                                                  ==========      =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest and income taxes:
    Interest (net of amount capitalized)                           $  6,867       $  7,695
    Income taxes                                                   $  7,153       $ 12,566

                 See accompanying notes to consolidated financial statements
                                        -5-

                        OTTER TAIL POWER COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------
                             (Unaudited)

The Company, in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for the periods. The financial statements for 1999 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1998, 1997, and 1996 included in the Company's 1998 Annual Report to the Securities and Exchange Commission on Form 10-K. Certain prior year amounts have been reclassified to conform to 1999 presentation. Because of seasonal and other factors, the earnings for the three-month and six-month periods ended June 30, 1999, should not be taken as an indication of earnings for all or any part of the balance of the year.

Common shares and earnings per share
------------------------------------

On February 23, 1999, the Company granted options that would allow the purchase of 219,000 shares of common stock to eligible employees under the Company's 1999 Stock Incentive Plan (the "Plan") approved by shareholders on April 12, 1999. A total of 1,300,000 shares of the Company's common stock are available for granting of awards under the Plan. The exercise price of the stock options is equal to the fair market value per share at the date of
the grant.   The options vest over a four-year period at the rate of 25% per year and will expire ten years after the date of the grant. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25, which does not require recording of compensation expense. The effects of the common stock options on the computation of diluted earnings per share were immaterial for the quarter and six-months ended June 30, 1999.

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

The Company issued 7,102 common shares in the second quarter of 1999 and 44,619 common shares for the six months ended June 30, 1999 under its Automatic Dividend Reinvestment and Share Purchase Plan. Starting in June 1999, the Company began purchasing the common shares needed for this plan from the open market instead of issuing new shares. During 1998, the Company issued 42,319 and 76,839 common shares for the three and six-month periods ending June 30, respectively, under the Automatic Dividend Reinvestment and Share Purchase Plan.

Comprehensive Income
--------------------

Elements of comprehensive income for the three-month period ended June 30, 1999, include net income of $7,146,000 and other comprehensive income of $222,000 (net of $157,000 in deferred taxes) related to the recognition of $379,000 in unrealized gains on "available-for-sale" securities held by a Company subsidiary. Comprehensive income for the six-month period ended June 30, 1999, includes net income of $16,395,000 and other comprehensive income of $313,000 (net of $191,000 in deferred taxes) related to the recognition of $504,000 in unrealized gains on "available-for-sale" securities held by a Company subsidiary.

Elements of comprehensive income for the three-month period ended June 30, 1998, include net income of $8,015,000 along with a reduction in accumulated other comprehensive income of $33,000 (net of $23,000 in deferred taxes) related to a $56,000 reduction in the market value of securities held as "available-for-sale".

Comprehensive income for the six-month period ended June 30, 1998, includes net income of $13,773,000 and other comprehensive income of $116,000 (net of $81,000 in deferred taxes) related to the recognition of an additional $197,000 in unrealized gains on "available-for-sale" securities held by a Company subsidiary.

Rate Matters
------------

As previously disclosed, due to the ongoing review of demand-side management programs and related incentives by the Minnesota Public Utilities Commission ("MPUC"), the Company has chosen not to record any 1999 conservation program incentives until approved by the MPUC. On June 24, 1999, the MPUC approved the Company's request for recovery of 1998 Conservation Improvement Program ("CIP") financial incentives totaling $1.8 million (which had been accrued for in 1998) along with a 1.5% CIP surcharge effective July 1, 1999 through June 30, 2000. The conservation-related costs being recovered through the surcharge and in base rates include CIP expenditures, carrying costs on CIP expenditures until they are recovered through rates, lost margins on avoided kilowatt-hour sales, and bonus incentives related to energy savings.

On May 26, 1999, the Company reached a settlement with the staff of the North Dakota Public Service Commission ("NDPSC") following an audit of the Company's electric operations in North Dakota. The NDPSC's decision on this settlement is expected in the third quarter. The effect of this settlement on the Company for 1999 is estimated to be $441,000 after taxes or $0.037 per share. In addition, the Company would be allowed to retain all 1999 earnings from North Dakota regulated electric operations up to a 12.5% return on equity and refund to North Dakota customers any earnings over the 12.5% return. The Company would also file a proposal for a performance-based ratemaking plan by year-end.

Segment Information
-------------------

The Company's business operations, which are based mainly in Minnesota, North Dakota and South Dakota, are broken down into four segments based upon products and services. Electric operations include the electric utility only. Manufacturing operations includes production of agricultural equipment, plastic pipe, automobile and truck frame-straightening equipment and accessories, and fabricated metal parts. Health services operations consists of businesses involved in the sale, service, rental, refurbishing and operations of medical imaging equipment and the sale of related supplies and accessories to various medical institutions located primarily in the Midwestern United States. Other business operations consists of businesses diversified in such areas as electrical and telephone construction contracting, entertainment, energy services, natural gas marketing, and telecommunications. The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on investment. Substantially all sales and long-lived assets of the Company are within the United States.

                              Operating Income
                              ----------------

                                Three months ended       Six months ended
                                     June 30,                 June 30,
                                ------------------       ----------------
(in thousands)                   1999        1998        1999       1998
--------------------------------------------------------------------------
  Electric                     $ 8,986     $ 9,455     $24,022     $14,523
  Manufacturing                  2,222       2,858       3,196       4,123
  Health Services                1,357       1,672       3,263       3,799
  Other Business Operations      1,286         700       1,071      (2,202)
                               -------     -------     -------     --------
    Total                      $13,851     $14,685     $31,552     $20,243
                               -------     -------     -------     --------

                             Identifiable Assets
                             -------------------

                                        As of           As of
                                      June 30,       December 31,
(in thousands)                          1999             1998
-----------------------------------------------------------------
  Electric                         $  523,985       $  525,226
  Manufacturing                        51,894           41,579
  Health Services                      31,042           36,241
  Other Business Operations            56,521           52,566
                                     --------       ----------
    Total                          $  663,442       $  655,612
                                   ----------       ----------

Special charges
---------------

In the first quarter of 1998, the Company recorded special charges that reflected three items: (1) a voluntary early retirement offer was accepted by 55 of the 67 eligible employees resulting in a one-time noncash charge of $6,305,000 ($3,783,000 net-of-tax or $0.32 per share); (2) an impairment loss of $2,500,000 ($1,500,000 net-of-tax or $0.13 per share) was recorded on the write-down of Quadrant's Co. waste incineration plant to an undepreciated carrying value of $0 under the requirements of SFAS 121; and
(3) as a result of an unfavorable court decision related to the construction of a rail spur intended to serve Big Stone Plant, the Company wrote off $717,000 ($430,000 net-of-tax or $0.04 per share) in project related costs.

Cumulative effect of change in accounting principle
---------------------------------------------------

In the first quarter of 1998, the Company changed its method of revenue recognition from sales of electricity in Minnesota and South Dakota from meter-reading dates to energy-delivery dates, resulting in the recognition of $6,364,000 ($3,819,000 net-of-tax or $0.32 per share) in unbilled revenue.

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

Item 2.  Management's Discussion and Analysis of Condition and
Results of Operations
---------------------

MATERIAL CHANGES IN FINANCIAL POSITION
--------------------------------------

Cash provided by operating activities of $37.2 million as shown on the Consolidated Statement of Cash Flows for the six months ended June 30, 1999 allowed the Company to pay dividends, finance its capital expenditures and contribute to the increase in cash and cash equivalents. At June 30, 1999, the Company and its subsidiaries had $31.2 million available in unused lines of credit, which could be used to supplement cash needs. Cash paid for income taxes as shown on the Consolidated Statement of Cash Flows under supplemental cash flow information decreased significantly for the six months ended June 30, 1999, as compared to the same period in 1998, due to a change in the method of calculating estimated income tax payments.

The Company estimates that funds internally generated, combined with funds on hand, will be sufficient to meet all sinking fund payments for First Mortgage Bonds in the next five years and to provide for its estimated 1999-2003 consolidated capital expenditures. During the third quarter of 1999, the Company's $9.00 exchangeable cumulative preferred shares will be either exchanged for common stock purchased on the open market or redeemed for cash at a total aggregate cost of $5.3 million using funds on hand. Additional short-term or long-term financing will be required in the period 1999-2003 in connection with the maturity of First Mortgage Bonds and other long-term debt and in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares or for other corporate purposes.

The $2.5 million decrease in net plant is due to the normal increase in accumulated depreciation offset by an increase in transmission and distribution construction projects in the electric utility and expansion of plant within the manufacturing segment. Investments increased $4.7 million as a result of increased investment at the Company's subsidiaries. The decrease in other accounts receivable of $3.3 million is mainly due to the timing of payments from the joint owners for the operation of Big Stone Plant and Coyote Station where the Company serves as operating agent. The $4.4 million increase in inventory, materials and operating supplies reflects increases at the Company's health services and manufacturing companies due to increased sales and work in progress. The $3.9 million decrease in accrued utility revenues reflects the reduction in unbilled revenues due to the seasonal change in weather. Other deferred debits decreased $1.9 million primarily as a result of timing differences in the recording of the costs of conservation programs compared to the recovery of these costs.

The combined increase in common shares, par value and premium on common shares of $1.7 million is due to the issuance of 44,619 shares of common stock under the Company's Automatic Dividend Reinvestment and Share Purchase Plan. The decrease in other cumulative preferred shares and part of the increase in sinking fund requirements and current maturities relates to the exchange or redemption of the Company's $9.00 exchangeable cumulative preferred shares that will take place during the third quarter. The remaining increase of $3.9 million in sinking fund requirements and current maturities reflects a normal seasonal increase in credit line usage at the Company's manufacturing and construction subsidiaries. The increase in federal and state income taxes accrued of $4.4 million is related to the timing and amount of estimated tax payments due to a change in the method of determining estimated tax payments. The $2.4 million decrease in other taxes accrued is the result of the timing of property tax payments due in the second quarter, most of which are paid to the State of Minnesota.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

      Comparison of the Quarters Ended June 30, 1999 and 1998
      -------------------------------------------------------

                                     Electric Operations
                                     -------------------

                                            Three months ended
                                                 June 30,
                                            ------------------  Percentage
(in thousands)                                1999       1998     Change
--------------------------------------------------------------------------
Operating revenues                          $55,232    $53,078     4.1
Production fuel                               9,487      9,311     1.9
Purchased power                              11,473      8,730    31.4
Other operation and maintenance expenses     17,042     17,318    (1.6)
Depreciation and amortization                 5,442      5,504    (1.1)
Property taxes                                2,802      2,760     1.5
                                            -------    -------  -------
Operating income                            $ 8,986    $ 9,455    (5.0)
                                            -------    -------  -------

The increase in electric operating revenues for the quarter is due to a $3.2 million (33%) increase in revenues from power pool sales offset by decreases of $155,000 (0.4%) in retail revenue and $913,000 (34%) in other electric revenue. Power pool sales were up significantly due to increased demand in the pool combined with a high level of availability from the Company's generating plants. The slight decrease in retail revenue is the result of an overall 2.1% decrease in retail kwh sales offset by a 1.7% increase in revenue per kwh sold. Increases in sales to residential and commercial customers were offset by decreased sales to industrial customers. Decreases in electrical contract work done for other utilities combined with the Company's decision not to record 1999 conservation program incentives until approved by the MPUC are the primary reasons for the decrease in other electric revenue.

During the second quarter production fuel expenses increased due to a 4.4% increase in kwh generated offset by a slight reduction in fuel costs per kwh generated. The increase in purchased power expense is commensurate with the increase in power pool sales. The decrease in other electric operation and maintenance expenses is due to a reduction in materials and supplies expenses partially offset by increased labor expenses.


                           Manufacturing Operations
                           ------------------------

                            Three months ended
                                  June 30,
                           ---------------------     Percentage
(in thousands)                1999          1998       change
---------------------------------------------------------------
Operating revenues         $25,305       $24,674          2.6
Cost of goods sold          19,664        18,313          7.4
Operating expenses           3,419         3,503         (2.4)
                           -------       -------       -------
Operating income           $ 2,222       $ 2,858        (22.3)
                           -------       -------       -------

Four of the Company's seven manufacturing subsidiaries had increased sales for the quarter. The reason for the decline in operating income for the manufacturing segment is primarily due to lower gross margins on new product lines at one of the manufacturing subsidiaries.

                          Health Services Operations
                          --------------------------

                            Three months ended
                                 June 30,
                            ------------------       Percentage
(in thousands)               1999          1998        change
---------------------------------------------------------------
Operating revenues        $16,049       $17,773          (9.7)
Cost of goods sold         12,725        14,211         (10.5)
Operating expenses          1,967         1,890           4.1
                          -------       -------        -------
Operating income          $ 1,357       $ 1,672         (18.8)
                          -------       -------        -------

The decrease in operating revenues for the quarter is due to decreases in sales volumes and a decrease in the average fee per imaging scan. The decrease in cost of goods sold reflects the decrease in sales volumes.


                         Other Business Operations
                         -------------------------

                             Three months ended
                                 June 30,
                             ------------------       Percentage
(in thousands)               1999          1998         change
----------------------------------------------------------------
Operating revenues        $14,972       $11,421           31.1
Cost of goods sold          9,475         6,275           51.0
Operating expenses          4,211         4,446           (5.3)
                          -------       -------        --------
Operating income          $ 1,286       $   700           83.7
                          -------       -------        --------

Higher volumes of contracted work at the Company's construction subsidiaries is the primary reason for the increases in operating revenues, cost of goods sold and operating income during the second quarter. The other subsidiaries within this segment also recorded increases in operating income.

                    Other Income and Deductions - net
                    ---------------------------------

The $195,000 (15.4%) reduction for the quarter in other income and deductions is due to decreases in demand-side management incentives offset by increased interest income due to the increase in short-term investments.

                    Interest Charges and Income Taxes
                    ---------------------------------

Interest charges decreased $370,000 (9.0%) during the second quarter due to the payment of interest during 1998 on the settlement of the 1996 Federal income tax audit combined with a reduction in outstanding debt and lower interest rates during 1999. Even though income before income taxes decreased, income taxes increased $210,000 (5.5%) due to minor adjustments made for book and tax timing differences.

     	Comparison of the Six Months Ended June 30, 1999 and 1998
      ---------------------------------------------------------

                            Electric Operations
                            -------------------

                                             Six months ended
                                                 June 30,
                                          --------------------  Percentage
(in thousands)                               1999        1998     Change
--------------------------------------------------------------------------
Operating revenues                        $117,951    $109,624     7.6
Production fuel                             19,251      18,179     5.9
Purchased power                             23,365      16,987    37.5
Other operation and maintenance expenses    34,793      36,288    (4.1)
Special charges                                  -       7,022       -
Depreciation and amortization               10,864      11,005    (1.3)
Property taxes                               5,656       5,620     0.6
                                          --------    --------   ------
Operating income                          $ 24,022    $ 14,523    65.4
                                          --------    --------   ------

The increase year-to-date in electric operating revenues is due to a $8.9 million (64%) increase in revenues from power pool sales combined with a $664,000 (0.7%) increase in retail revenue offset by a $1.3 million (27%) decrease in other electric revenue. The increase in power pool sales is related to an increase in energy available for sale, increased demand in the power pool and increased power marketing sales efforts. The increase in retail revenue is the result of an increase in cost-of-energy revenues and an increase in the conservation improvement surcharge revenues offset by a 2.6% decrease in retail kwh sales. The recovery of fuel and purchased power costs through the cost-of-energy adjustment mechanism in retail rates lags two to four months behind the incurrance of those costs which gave rise to the increase in cost-of-energy revenues. Decreases in electrical contract work done for other utilities combined with the Company's decision not to record 1999 conservation program incentives until approved by the MPUC are the primary reasons for the decrease in other electric revenue.

Production fuel expenses for the six months increased as a direct result of an 8.5% increase in kwh generated offset by a slight decrease in the fuel
costs per kwh generated.   Purchased power expense increased as a result of
a 64% increase in power pool sales, partially offset by a 10% decrease in kwh purchased for system use. The reduction in purchased power for system use was due to greater plant availability during the first quarter of 1999 coincidental with a reduction in demand for retail sales.

The decrease in other electric operation and maintenance expenses year-to-date is primarily related to a reduction in expense due to the early retirement program in 1998 and a reduction in material and supplies expenses due to less contracted work for other utilities during 1999.

The special charges recorded under electric operations in the first quarter of 1998, represent two items: (1) a noncash charge of $6,305,000 associated with a voluntary early retirement program offered by the Company and, (2) the write-off of $717,000 in accumulated costs related to a rail spur project at Big Stone Plant. (See "Special charges" in notes to consolidated financial statements on page 8 for further information including the net-of-tax and earnings per share impact of these charges.) Excluding the special charges, this business segment would have shown an increase of $2.5 million (11.5%) in operating income for the six months ended June 30.

                         Manufacturing Operations
                         ------------------------

                              Six months ended
                                  June 30,
                           ---------------------    Percentage
(in thousands)                1999          1998      change
--------------------------------------------------------------
Operating revenues         $43,900       $42,805        2.6
Cost of goods sold          34,138        32,356        5.5
Operating expenses           6,566         6,326        3.8
                           -------       -------      ------
Operating income           $ 3,196       $ 4,123      (22.5)
                           -------       -------      ------

Four of the Company's seven manufacturing subsidiaries had increased sales year-to-date. The reason for the decline in operating income for the manufacturing segment is primarily due to lower gross margins on new product lines at one of the manufacturing subsidiaries.

                        Health Services Operations
                        --------------------------

                            Six months ended
                                June 30,
                          ---------------------   Percentage
(in thousands)               1999          1998     change
------------------------------------------------------------
Operating revenues        $33,564       $33,072      1.5
Cost of goods sold         26,261        25,468      3.1
Operating expenses          4,040         3,805      6.2
                          -------       -------    ------
Operating income          $ 3,263       $ 3,799    (14.1)
                          -------       -------    ------

The increase in operating revenues for the six months reflects overall increases in sales volumes and an increase in the number of medical imaging scans performed offset by a decrease in the average fee per scan. Cost of goods sold and operating expenses increased as a result of the increased sale volumes combined with increases in the costs of repair and maintenance on equipment used to serve customers. These increased operating costs offset the increase in revenues and resulted in a $536,000 decrease in health services operating income.

                            Other Business Operations
                            -------------------------

                                    Six months ended
                                        June 30,
                                 ---------------------      Percentage
(in thousands)                      1999          1998        change
----------------------------------------------------------------------
Operating revenues               $27,482       $18,354         49.7
Cost of goods sold                18,177         9,581         89.7
Special charges                        -         2,500           -
Operating expenses                 8,234         8,475         (2.8)
                                 -------       --------        -----
Operating income (loss)          $ 1,071       $(2,202)          -
                                 -------       --------        -----

There are two primary reasons for the increases in operating revenues and cost of goods sold: (1) larger volume of work contracted at the Company's construction subsidiaries and (2) the PAM Natural Gas acquisition that occurred on May 1, 1998. The special charges recorded during the first quarter of 1998 represent an impairment loss associated with the Quadrant Co. waste incineration plant. (See "Special charges" in notes to consolidated financial statements on page 8 for further information including the net-of-tax and earnings per share impact of these charges.) Excluding the Quadrant Co. impairment loss, this business segment would have shown an increase of $773,000 (259%) in operating income for the six months ended June 30.

                     Other Income and Deductions - net
                     ---------------------------------

The $295,000 (17%) reduction in other income and deductions year-to-date is due to decreases in demand-side management incentives offset by increased interest income and reduced donation expenses.

                     Interest Charges and Income Taxes
                     ---------------------------------

The $700,000 (8.7%) decrease in interest charges is due to a reduction in outstanding debt and lower average interest rates during 1999 combined with the payment of interest during 1998 on the settlement of the 1996 Federal income tax audit. The $5.3 million (134%) increase in income taxes is primarily due to the increase in income before taxes.

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

The Company's plan to resolve the year 2000 issues involves three phases: inventory, assessment and remediation/testing. The inventory phase was completed in December 1998 for the electric utility and as of June 30, 1999 is 99% complete for the other companies. The assessment phase was completed in February 1999 for the electric utility and is 98% complete for the other companies as of June 30, 1999. The remediation and testing phase was completed in June 1999 for the electric utility and is 85% complete for the other companies as of June 30, 1999. The other companies are on schedule to complete the inventory, assessment and remediation/ testing phases by October 31, 1999. The electric utility will continue to refine its contingency plans for January 1, 2000.

In addition, the Company's operating businesses are communicating with critical external parties in order to determine the extent of vulnerability to such parties' failure to resolve their own year 2000 issues. The subsidiary companies have completed 85% of their third party assessments and expect to have the remaining work completed by September 30, 1999. The Company is developing plans to alter business relationships in the event certain third parties fail to become year 2000 compliant. There can be no guarantee that the third parties of business importance to the Company will successfully reprogram or replace and test all of their own computer hardware, software, and process control systems in a timely manner. While the failure of a single third party to achieve year 2000 readiness should not have a material adverse effect on the Company's financial results or operations, the failure of several key third parties could have such an effect.

The electric utility industry is unique in its dependence upon a complex network of interrelated systems of the power pool grid in order to support and maintain reliable, efficient operations. The Company's year 2000 readiness effort is linked to the readiness efforts of other utilities, as well as those of major customers whose loads support the integrity of the power pool grid. The Company is coordinating its year 2000 effort with that of the Mid-Continent Area Power Pool and with plans established by the North America Electric Reliability Council ("NERC") under the direction of the
U. S. Department of Energy. The Company successfully participated in the April 9, 1999 NERC drill to simulate loss of multiple voice and data communications systems. The Company also plans to participate in the September 1999 NERC drill. The goal of this drill is to simulate as realistically as is practical the implementation of administrative, operating, communications and contingency response plans for the year 2000 transition. While the Company is supporting these cooperative efforts, it cannot guarantee the successful implementation of solutions of third parties. A failure of a system within the power pool grid could have a material impact on the Company and its customers.

The costs of the Company's year 2000 readiness effort are being funded with cash flows from operations. These costs are not expected to be substantially different from the normal, ongoing costs that are incurred for systems development, implementation and maintenance due in part to the use of internal resources and the deferral of other projects. Total expenditures related to the Company's year 2000 readiness effort is expected to range from $975,000 to $1,350,000 for 1997 to 2000. Expenditures incurred through June 30, 1999, most of which have occurred at the electric utility, are estimated at $625,000. The Company does not track year 2000 costs in a separate account.

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

As part of its normal business practice, the electric utility maintains emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. These procedures were expanded to include specific procedures for potential year 2000 issues. The business critical processes contingency plans were approved in April of 1999. The Company's electrical system contingency plan, which was completed and approved in June 1999, used templates provided by the NERC. This plan includes meeting with large customers to determine their operating plans during critical dates. The Company also has plans to provide for additional staffing at critical locations to respond to any year 2000 situations that might arise. Contact is ongoing with neighboring utilities to coordinate contingency plans, operating plans, and the year 2000 backup communications drill.

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


                      PART II. OTHER INFORMATION
                      --------------------------

Item 2.    Changes in Securities
           ---------------------

     During May 1999, the Company sold 6,490 shares of common stock, acquired in the open market, as part of the final payment in connection with the acquisition of PAM Natural Gas, Inc. to some of the former owners. The sale of such shares did not involve a public offering and therefore was exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended.

Item 3.    Legal Proceedings
           -----------------

     During June 1999, Quadrant and the Company reached a settlement with the Minnesota Pollution Control Agency (MPCA) regarding the 1998 claimed violations of emission limits, operational requirements and reporting requirements applicable to Quadrant under Minnesota law. Under the settlement, Quadrant admitted no wrongdoing and agreed to pay $80,000 in fines to the MPCA and $70,000 to the City of Perham, Minnesota. These payments were fully covered by reserves previously established by Quadrant. In addition, Quadrant agreed to transfer all of its assets to the City of Perham and agreed not to operate or manage a waste incinerator facility in the future.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

     The annual meeting of Shareholders of the Company was held on April 12, 1999, for the purpose of electing three nominees to the Board of Directors with terms expiring in 2002, approving the appointment of auditors, voting on an Amendment to the Articles of Incorporation to increase the authorized number of Common Shares to 50,000,000 shares, and voting on proposals to approve two new stock-based benefit plans, the 1999 Employee Stock Purchase Plan and the 1999 Stock Incentive Plan. Proxies for the meeting were solicited pursuant to Section
     14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

                                Shares           Shares Voted
Election of Directors          Voted For       Withheld Authority
---------------------          ---------       ------------------

Dennis R. Emmen               10,011,911            120,548
Kenneth L. Nelson             10,012,057            120,402
Nathan I. Partain             10,000,801            131,658

                                      Shares         Shares	    Shares
                                     Voted For   Voted Against  Voted Abstain
                                     ---------   -------------  -------------

Increase in Shares Authorized        8,930,964     1,012,678      188,817
-----------------------------

1999 Employee Stock Purchase Plan    8,295,700       334,225    1,502,534
---------------------------------

1999 Stock Incentive Plan            7,160,525     1,355,491    1,616,443
-------------------------

Approval of Auditors
--------------------

Deloitte & Touche LLP                9,891,945        81,127      159,387

Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

a)  Exhibits:
	 3  Restated Articles of Incorporation, as amended.

	27  Financial Data Schedule

b)  Reports on Form 8-K.

	No reports on Form 8-K were filed during the fiscal quarter ended
June 30, 1999.


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           OTTER TAIL POWER COMPANY


                           By:   John Erickson
                              ---------------------
                                 John Erickson
                             Vice President, Finance
                   (Chief Financial Officer/Authorized Officer)

Dated:  August 13, 1999
        ---------------