Form 10-Q
period 1999-09-30
OTTER TAIL POWER CO
filed 1999-11-12
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
 For the quarterly period ended  SEPTEMBER 30, 1999
                                      OR

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

          November 1, 1999 - 11,925,272 Common Shares ($5 par value)



                           OTTER TAIL POWER COMPANY
                           ------------------------
                                    INDEX
                                    -----


Part I. Financial Information                                       Page No.

  Item 1. Financial Statements

    Consolidated Balance Sheets - September 30, 1999 (Unaudited)
    and December 31, 1998                                              2 & 3

    Consolidated Statements of Income - Three Months and Nine Months
    Ended September 30, 1999 and 1998 (Unaudited)                          4

    Consolidated Statements of Cash Flows - Three Months and Nine Months
    Ended September 31, 1999 and 1998 (Unaudited)                          5

    Notes to Consolidated Financial Statements (Unaudited)               6-9

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9-16

  Item 3. Quantitative and Qualitative Disclosures about
          Market Risk                                                     17


Part II. Other Information

    Item 6. Exhibits and Reports on Form 8-K                              17


Signatures                                                                17

                               PART I.  FINANCIAL INFORMATION
                               ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                                  OTTER TAIL POWER COMPANY
                                CONSOLIDATED BALANCE SHEETS

                                         -ASSETS-
                                                           SEPTEMBER 30,   DECEMBER 31,
                                                              1999            1998
                                                           -------------   ------------
                                                           (Unaudited)
                                                              (Thousands of dollars)
PLANT:
Electric plant in service                                  $ 774,176       $ 770,887
Subsidiary companies                                         104,813          89,094
                                                           ---------       ---------
       TOTAL                                                 878,989         859,981
Less accumulated depreciation and amortization               383,151         370,290
                                                           ---------       ---------
                                                             495,838         489,691
Construction work in progress                                 12,818          10,495
                                                           ---------       ---------
       NET PLANT                                             508,656         500,186
                                                           ---------       ---------

INVESTMENTS                                                   20,533          20,612
                                                           ---------       ---------
INTANGIBLES -- NET                                            28,289          21,176
                                                           ---------       ---------
OTHER ASSETS                                                   5,213           3,968
                                                           ---------       ---------

CURRENT ASSETS:
Cash and cash equivalents                                     12,708           3,919
Accounts receivable:
   Trade - net                                                42,699          41,249
   Other                                                       3,644           6,845
Materials and supplies:
   Fuel                                                        3,027           3,418
   Inventory, materials and operating supplies                25,013          23,138
Deferred income taxes                                          3,160           2,730
Accrued utility revenues                                       7,008          11,179
Other                                                          4,823           6,310
                                                           ---------       ---------
       TOTAL CURRENT ASSETS                                  102,082          98,788
                                                           ---------       ---------

DEFERRED DEBITS:
Unamortized debt expense and reacquisition premiums            3,377           3,737
Regulatory assets                                              3,390           3,774
Other                                                          1,222           3,371
                                                           ---------       ---------
       TOTAL DEFERRED DEBITS                                   7,989          10,882
                                                           ---------       ---------
           TOTAL                                           $ 672,762       $ 655,612
                                                           =========       =========

              See accompanying notes to consolidated financial statements

                                       - 2 -

                                 OTTER TAIL POWER COMPANY
                               CONSOLIDATED BALANCE SHEETS

                                     -LIABILITIES-
                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                               -------------   ------------
                                                               (Unaudited)
                                                                  (Thousands of dollars)
CAPITALIZATION
Common shares, par value $5 per share - authorized
  50,000,000 shares; outstanding 1999 -- 11,925,272
  and 1998 -- 11,879,504 shares                                $  59,626       $  59,398
Premium on common shares                                          41,410          39,919
Retained earnings                                                132,789         125,462
Accumulated other comprehensive income                                 -             297
                                                               ---------       ---------
       TOTAL                                                     233,825         225,076

Cumulative preferred shares - authorized 1,500,000
  shares without par value; outstanding 1999 -- 383,000
  and 1998 -- 388,311 shares
       Subject to mandatory redemption                            18,000          18,000
       Other                                                      15,500          20,831

Cumulative preference shares - authorized 1,000,000
  shares without par value;  outstanding - none                        -               -

Long-term debt                                                   189,895         181,046
                                                               ---------       ---------
       TOTAL CAPITALIZATION                                      457,220         444,953
                                                               ---------       ---------

CURRENT LIABILITIES
Short-term debt                                                        -             824
Sinking fund requirements and current maturities                   6,940           5,794
Accounts payable                                                  32,797          32,411
Accrued salaries and wages                                         4,684           3,946
Federal and state income taxes accrued                             6,077           2,192
Other taxes accrued                                                9,514          11,119
Interest accrued                                                   2,157           3,120
Other                                                              6,060           3,826
                                                               ---------       ---------
       TOTAL CURRENT LIABILITIES                                  68,229          63,232
                                                               ---------       ---------

NONCURRENT LIABILITIES                                            25,362          22,842
                                                               ---------       ---------

DEFERRED CREDITS
Accumulated deferred income taxes                                 89,270          90,964
Accumulated deferred investment tax credit                        16,611          17,481
Regulatory liabilities                                            11,312          11,692
Other                                                              4,758           4,448
                                                               ---------       ---------
       TOTAL DEFERRED CREDITS                                    121,951         124,585
                                                               ---------       ---------
           TOTAL                                               $ 672,762       $ 655,612
                                                               =========       =========


                 See accompanying notes to consolidated financial statements

                                            -3-

                                             OTTER TAIL POWER COMPANY
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                  (Unaudited)

                                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                                      1999         1998         1999        1998
                                                                ------------- ----------- ----------- ------------
                                                                (in thousands, except share and per share amounts)
OPERATING REVENUES
Electric                                                           $   60,860  $   54,958  $  178,811  $  164,582
Manufacturing                                                          26,261      24,861      70,719      68,292
Health services                                                        15,281      16,802      49,124      50,183
Other business operations                                              21,398      16,305      49,187      34,652
                                                                  ----------- ----------- ----------- ------------
    Total operating revenues                                          123,800     112,926     347,841     317,709

OPERATING EXPENSES
Production fuel                                                         8,930       8,052      28,181      26,231
Purchased power                                                        12,889      10,480      36,254      27,467
Other electric operation and maintenance expenses                      19,182      16,435      53,975      52,723
Special charges                                                             -           -           -       9,522
Cost of goods sold                                                     44,754      41,204     123,330     108,609
Other nonelectric expenses                                              9,825       9,360      27,263      26,424
Depreciation and amortization                                           6,326       6,398      18,835      19,239
Property taxes                                                          2,852       2,675       8,510       8,318
                                                                  ----------- ----------- ----------- ------------
    Total operating expenses                                          104,758      94,604     296,348     278,533

OPERATING INCOME
Electric                                                               11,581      11,756      35,603      26,279
Manufacturing                                                           2,577       3,561       6,107       8,136
Health services                                                           569       1,563       4,111       5,670
Other business operations                                               4,315       1,442       5,672        (909)
                                                                  ----------- ----------- ----------- ------------
     Total operating income                                            19,042      18,322      51,493      39,176

OTHER INCOME AND DEDUCTIONS - NET                                         470         414         983       1,510
INTEREST CHARGES                                                        3,722       3,828      11,069      11,875
                                                                  ----------- ----------- ----------- -----------
INCOME BEFORE INCOME TAXES                                             15,790      14,908      41,407      28,811
INCOME TAXES                                                            5,410       5,031      14,632       8,980
                                                                  ----------- ----------- ----------- -----------
Income before cumulative effect of change in accounting principle      10,380       9,877      26,775      19,831
Cumulative effect of change in accounting principle - net-of-tax            -           -           -       3,819
                                                                  ----------- ----------- ----------- -----------
NET INCOME                                                             10,380       9,877      26,775      23,650
Preferred dividend requirements                                           579         590       1,758       1,769
                                                                  ----------- ----------- ----------- -----------
EARNINGS AVAILABLE FOR COMMON SHARES                              $     9,801 $     9,287 $    25,017 $    21,881
                                                                  =========== =========== =========== ===========
Basic and diluted earnings per average common share:
  Before cumulative effect of change in accounting principle      $      0.82 $      0.79 $      2.10 $      1.54
  Cumulative effect of change in accounting principle                       -           -           -        0.32
                                                                  ----------- ----------- ----------- -----------
    Basic and diluted earnings per average common share - net     $      0.82 $      0.79 $      2.10 $      1.86
                                                                  =========== =========== =========== ===========
Average number of common shares outstanding                        11,924,877  11,818,460  11,912,460  11,778,724

Dividends per common share                                             $0.495      $0.480      $1.485      $1.440


                            See accompanying notes to consolidated financial statements

                                                         -4-

                               OTTER TAIL POWER COMPANY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                           1999          1998
                                                                       ---------      ---------
                                                                        (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $26,775       $23,650
    Adjustments to reconcile net income to net cash
       Provided by operating activities:
        Depreciation and amortization                                    26,608        26,592
        Deferred investment tax credit - net                               (870)         (881)
        Deferred income taxes                                            (1,910)       (5,322)
        Change in deferred debits and other assets                          687             5
        Change in noncurrent liabilities and deferred credits             2,829           608
        Allowance for equity (other) funds used during construction         (38)          (82)
        (Gains)/Losses from investments and disposal of noncurrent assets   (38)          432
        Voluntary early retirement program charges                            -         6,305
        Cumulative effect of change in accounting principle                   -        (3,819)
        Asset impairment losses                                               -         3,217
    Cash provided by (used for) current assets & current liabilities:
        Change in receivables, materials and supplies                       284        (9,013)
        Change in other current assets                                    5,641        (2,684)
        Change in payables and other current liabilities                  1,754         6,561
        Change in interest and income taxes payable                       2,923        (3,416)
                                                                        -------       -------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                    64,645        42,153

CASH FLOWS FROM INVESTING ACTIVITIES:
        Gross capital expenditures                                      (26,170)      (19,795)
        Proceeds from disposal of noncurrent assets                       1,099         1,645
        Purchase of businesses, net of cash acquired                    (16,000)       (1,354)
        Change in other investments                                        (813)       (1,042)
                                                                        -------       -------
            NET CASH USED IN INVESTING ACTIVITIES                       (41,884)      (20,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Change in short-term debt - net                                    (824)       (2,100)
        Proceeds from issuance of common stock                            1,719         4,123
        Proceeds from issuance of long-term debt                         13,752         2,943
        Payments for debt and common stock issuance expense                   -           (82)
        Payments for retirement of long-term debt                        (3,840)       (9,272)
        Redemption of preferred stock                                    (5,331)            -
        Dividends paid                                                  (19,448)      (18,722)
                                                                        -------       -------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (13,972)      (23,110)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   8,789        (1,503)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            3,919         5,301
                                                                        -------       -------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                               $12,708       $ 3,798
                                                                        =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest and income taxes:
    Interest (net of amount capitalized)                                $11,309       $12,376
    Income taxes                                                        $13,601       $17,331

                  See accompanying notes to consolidated financial statements

                                              - 5 -

                       OTTER TAIL POWER COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------
                              (Unaudited)

The Company, in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for the periods. The financial statements for 1999 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1998, 1997, and 1996 included in the Company's 1998 Annual Report to the Securities and Exchange Commission on Form 10-K. Certain prior year amounts have been reclassified to conform to 1999 presentation. Because of seasonal and other factors, the earnings for the three-month and nine-month periods ended September 30, 1999, should not be taken as an indication of earnings for all or any part of the balance of the year.

Reclassification and reporting change
-------------------------------------

Effective with the third quarter of 1999, the Company has reclassified certain items previously listed as other income and deductions to operating income. The reclassified items include gains/losses on the sale of investments, and equity earnings/losses of unconsolidated equity investees of the Company's telecommunication companies (included in the other business operations segment). The telecommunication companies actively maintain investments in telephony companies in order to support their current line of business as well as advancements in the telephony industry. Also reclassified to operating income were additional items of revenue and expense of the health services and manufacturing segments that are considered an integral part of the operations of these segments and accordingly are recorded as part of operating income. All prior periods have been reclassified to reflect this reporting change. There was no impact on net income or earnings per share for the periods presented.

Common shares and earnings per share
------------------------------------

On February 23, 1999, the Company granted options that would allow the purchase of 219,000 shares of common stock at an exercise price of $38.375 per share to eligible employees under the Company's 1999 Stock Incentive Plan (the "Plan") approved by shareholders on April 12, 1999. A total of 1,300,000 shares of the Company's common stock are available for granting of awards under the Plan. The exercise price of the stock options is equal to the fair market value per share at the date of the grant.
The options vest over a four-year period at the rate of 25% per year and will expire ten years after the date of the grant. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25, which does not require recording of compensation expense. The effects of the common stock options on the computation of diluted earnings per share were immaterial for the three and nine-months ended September 30, 1999.

The Company issued 44,619 common shares for the nine months ended September 30, 1999 under its Automatic Dividend Reinvestment and Share Purchase Plan. Starting in June 1999, the Company began purchasing the common shares needed for this plan from the open market instead of issuing new shares. During 1998, the Company issued 38,173 and 115,012 common shares for the three and nine-month periods ended September 30, respectively, under the Automatic Dividend Reinvestment and Share Purchase Plan.

Comprehensive income
--------------------

Elements of comprehensive income for the three-month period ended September 30, 1999, include net income of $10,380,000 along with a $610,000 (net of $401,000 in deferred taxes) reduction in accumulated other comprehensive income related to the reversal of previously recorded unrealized gains on "available-for-sale" securities which were sold during the third quarter of 1999. Comprehensive income for the nine-month period ended September 30, 1999, includes net income of $26,775,000 along with a $297,000 (net of $210,000 in deferred taxes) reduction in accumulated other comprehensive income related to the reversal of previously recorded unrealized gains on "available-for-sale" securities which were sold during the third quarter of 1999.

Elements of comprehensive income for the three-month period ended
September 30, 1998, include net income of $9,877,000 along with a reduction in accumulated other comprehensive income of $132,000 (net of $93,000 in deferred taxes) related to a $225,000 reduction in the market value of securities held as "available-for-sale". Comprehensive income for the nine-month period ended September 30, 1998, includes net income of $23,650,000 along with a $16,000 reduction in accumulated other comprehensive income (net of $12,000 in deferred taxes) related to a $28,000 reduction in the market value of securities held as "available-for-sale".

Rate matters
------------

On October 6, 1999, the North Dakota Public Service Commission approved a settlement agreement following an audit of the Company's electric operations in North Dakota. The effect of this agreement was recorded during the third quarter of 1999 and decreased earnings by approximately $441,000 after taxes or $0.037 per share. In addition, the Company will be allowed to retain all 1999 earnings from North Dakota regulated electric operations up to a 12.5% return on equity and will be required to refund to North Dakota customers any earnings over the 12.5% return. The Company will also file a proposal for a performance-based ratemaking plan by year-end. Based upon preliminary review it is possible that the Company's 1999 North Dakota regulated electric operations may exceed a 12.5% return on equity. However due to a number of uncertainties, the Company at this time is unable to determine whether or not any refund will be required.

As previously disclosed, due to the ongoing review of demand-side management programs and related incentives by the Minnesota Public Utilities Commission ("MPUC"), the Company has chosen not to record any 1999 conservation program incentives until approved by the MPUC. In 1998, the Company recorded revenues related to 1998 lost margins and bonus incentives of $1.7 million.

Arbitration settlement
----------------------

As previously disclosed, the Company and two of the other three co-owners of the Coyote Station filed a Demand and Notice of Arbitration complaint in 1996 against Knife River Coal Mining Company and MDU Resources Group, Inc. This case was remanded to arbitration in 1997. During 1999, the arbitrators issued a memorandum opinion that 1) reduced the price of coal purchased, beginning March 26, 1999, from a mine-mouth Knife River operation; 2) modified the price adjustment provisions of the contract for the future; and 3) required Knife River to refund excess monies paid for coal from September 13, 1996 through March 26, 1999. During the third quarter of 1999, the Company received payment of $2.7 million in refunds, representing the Company's share as a co-owner of Coyote station. These refunds are included as a liability on the balance sheet pending regulatory filings in each state to determine possible refunds to electric retail customers.

Segment information and acquisitions
------------------------------------

On September 1, 1999, the Company acquired the flatbed trucking operations
of E. W. Wylie Corporation ("Wylie").   Wylie's annual revenues range from
$18 to $19 million.   The acquisition was accounted for using the purchase
method of accounting. The excess of the purchase price over net assets acquired of approximately $8 million is being amortized over 15 years. Wylie is located in Fargo, North Dakota and owns approximately 104 tractors and 178 trailers and operates in 48 states and 6 Canadian Provinces. Results from operations of this company are included in the other business operations segment from the acquisition date.


The Company's business operations, which are based mainly in Minnesota, North Dakota and South Dakota, are broken down into four segments based on products and services. Electric operations include the electric utility only. Manufacturing operations includes production of agricultural equipment, plastic pipe, automobile and truck frame-straightening equipment and accessories, contract machining and fabricated metal parts. Health services operations consists of businesses involved in the sale, service, rental, refurbishing and operations of medical imaging equipment and the sale of related supplies and accessories to various medical institutions located in the Midwestern United States. Other business operations consists of businesses diversified in such areas as electrical and telephone construction contracting, entertainment, energy services, natural gas marketing, telecommunications and transportation. The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on investment. Substantially all sales and long-lived assets of the Company are within the United States.

                               Operating Income
                               ----------------
                               Three months ended   Nine months ended
                                 September 30,         September 30,
                               ------------------   -----------------
(in thousands)                 1999          1998   1999         1998
---------------------------------------------------------------------
   Electric                   $ 11,581   $ 11,756  $ 35,603  $ 26,279
   Manufacturing                 2,577      3,561     6,107     8,136
   Health Services                 569      1,563     4,111     5,670
   Other Business Operations     4,315      1,442     5,672      (909)
                              --------   --------  --------  --------
     Total                    $ 19,042   $ 18,322  $ 51,493  $ 39,176
                              ========   ========  ========  ========



                          Identifiable Assets
                          -------------------

                                  As of          As of
                              September 30,   December 31,
(in thousands)                    1999           1998
----------------------------------------------------------
   Electric                    $  520,976     $  525,226
   Manufacturing                   50,963         41,579
   Health Services                 27,438         36,241
   Other Business Operations       73,385         52,566
                               ----------     ----------
     Total                     $  672,762     $  655,612
                               ----------     ----------

Subsequent Event
----------------

The Company completed the sale of certain assets of the radio stations and video production company owned by KFGO and the radio stations owned by Western Minnesota Broadcasting Company for $24 million in October 1999. The Company expects to recognize a before tax gain of approximately $14.5 million in the fourth quarter.

Special charges
---------------

In the first quarter of 1998, the Company recorded special charges that reflected three items: (1) a voluntary early retirement offer was accepted by 55 of the 67 eligible employees resulting in a one-time noncash charge of $6,305,000 ($3,783,000 net-of-tax or $0.32 per share);
(2) an impairment loss of $2,500,000 ($1,500,000 net-of-tax or $0.13 per share) was recorded on the write-down of Quadrant Co.'s waste incineration plant to an undepreciated carrying value of $0 under the requirements of SFAS 121; and (3) as a result of an unfavorable court decision related to the construction of a rail spur intended to serve Big Stone Plant, the Company wrote off $717,000 ($430,000 net-of-tax or $0.04 per share) in project related costs.

Cumulative effect of change in accounting principle
---------------------------------------------------

In the first quarter of 1998, the Company changed its method of revenue recognition on the sale of electricity in Minnesota and South Dakota from meter-reading dates to energy-delivery dates, resulting in the recognition of $6,364,000 ($3,819,000 net-of-tax or $0.32 per share) in unbilled revenue.

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


Item 2.   Management's Discussion and Analysis of Condition and
          Results of Operations
          ---------------------

MATERIAL CHANGES IN FINANCIAL POSITION
--------------------------------------

Cash provided by operating activities of $64.6 million as shown on the Consolidated Statement of Cash Flows for the nine months ended September 30, 1999 allowed the Company to pay dividends, finance its capital expenditures, redeem one series of preferred stock and fund a portion of the Wylie acquisition. At September 30, 1999, the Company and its subsidiaries had $37.6 million available in unused lines of credit, which could be used to supplement cash needs.

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

The $8.5 million increase in net plant is due to an increase in transmission and distribution construction in the electric utility, expansion of plant within the manufacturing segment and acquisition of the Wylie trucking assets offset by the normal increase in accumulated depreciation. The $7.1 million increase in intangibles is primarily a result of goodwill related to the Wylie acquisition. The decrease in other accounts receivable of $3.2 million is mainly due to the timing of payments from the joint owners for the operation of Big Stone Plant and Coyote Station where the Company serves as operating agent. The $4.2 million decrease in accrued utility revenues reflects the reduction in unbilled revenues due to the seasonal change in weather. Other deferred debits decreased $2.1 million primarily as a result of timing differences in the recording of the costs of conservation programs compared to the recovery of these costs.

The combined increase in common shares, par value and premium on common shares of $1.7 million is due to the issuance of 44,619 shares of common stock under the Company's Automatic Dividend Reinvestment and Share Purchase Plan. The decrease in other cumulative preferred shares relates to the redemption of the Company's $9.00 exchangeable cumulative preferred shares. During the third quarter, the Company redeemed all of its outstanding $9.00 exchangeable cumulative preferred stock in an exchange for 113,976 shares of common stock, purchased on the open market, and $547,000 in cash. Long-term debt increased $8.8 million and sinking fund requirements and current maturities increased $1.1 million primarily as a result of the Wylie acquisition. The increase in federal and state income taxes accrued of $3.9 million is related to the timing and amount of estimated tax payments due to a change in the method of determining estimated tax payments. The $1.6 million decrease in other taxes accrued is the result of the timing of property tax payments. Interest accrued decreased $1.0 million due to the timing of bond interest payments, the majority of which are due in the first and third quarters of the calendar year. The $2.2 million increase in other current liabilities relates to the recording of the $2.7 million refund from the arbitration settlement as discussed on page 7. The increase of $2.5 million in noncurrent liabilities reflects the growth in the liability for postretirement benefits.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

    Comparison of the Quarters Ended September 30, 1999 and 1998
    ------------------------------------------------------------

                             Electric Operations
                             -------------------

                                          Three months ended
                                              September 30,
                                         --------------------- Percentage
(in thousands)                              1999         1998    change
-------------------------------------------------------------------------
Operating revenues                       $ 60,860     $ 54,958    10.7
Production fuel                             8,930        8,052    10.9
Purchased power                            12,889       10,480    23.0
Other operation and maintenance expenses   19,182       16,435    16.7
Depreciation and amortization               5,427        5,571    (2.6)
Property taxes                              2,851        2,664     7.0
                                         --------     --------    ----
Operating income                         $ 11,581     $ 11,756    (1.5)
                                         --------     --------    ----

The increase in electric operating revenues for the quarter is due to a $9.9 million (153%) increase in revenues from power pool sales offset by decreases of $1.9 million (4.2%) in retail revenue and $2.1 million (68%) in other electric revenue. Power pool sales and revenue per kwh sold were up significantly due to peak summer demand for electricity in a large geographic region as a result of unusually hot weather. As a result of the high demand coupled with the availability of the Company's generating stations, the Company was able to benefit from the high prices and hot weather. The decrease in retail revenue reflects a reduction in kwh sales to industrial customers, particularly pipeline customers, along with a 2.6% decrease in revenue per kwh sold to all retail customers. Decreased kwh sales to industrial customers combined with the recording of the impact of the North Dakota settlement as discussed on page 7 were partially offset by increases in kwh sales to residential and commercial customers. A decrease in electrical contract work done for other utilities is the primary reason for the decrease in other electric revenue.

The increase in production fuel and purchased power expense is commensurate with the increase in power pool sales. Generation at the Company's steam generating units increased by 14%. Fuel costs per kwh generated decreased 5.7% due in part to the arbitration settlement. The increase in other electric operation and maintenance expenses is due to the recording of expenses related to new incentive programs, general wage increases and increases in expenditures for consulting services and insurance costs.


                       Manufacturing Operations
                       ------------------------

                          Three months ended
                            September 30,
                        ---------------------    Percentage
(in thousands)            1999          1998       change
----------------------------------------------------------
Operating revenues     $ 26,261     $ 24,861        5.6
Cost of goods sold       19,630       17,812       10.2
Operating expenses        4,054        3,488       16.2
                       --------     --------      -----
Operating income       $  2,577     $  3,561      (27.6)
                       --------     --------      -----

Three of the Company's seven manufacturing subsidiaries had increased sales for the quarter. Even though operating revenues increased for the quarter, operating income decreased 28%. The decline in operating income for the manufacturing segment is due to decreases in gross margins, increases in selling, general and administrative costs and a slight increase in research and development costs.


                       Health Services Operations
                       --------------------------

                          Three months ended
                            September 30,
                        ---------------------    Percentage
(in thousands)            1999          1998       change
----------------------------------------------------------
Operating revenues     $ 15,281     $ 16,802       (9.1)
Cost of goods sold       12,631       12,942       (2.4)
Operating expenses        2,081        2,297       (9.4)
                       --------     --------      -----
Operating income       $    569     $  1,563      (63.6)
                       --------     --------      -----

The decrease in operating revenues for the quarter is partially due to decreases in sales volumes of medical equipment. Also contributing to the decrease in operating revenues was an increase in the numbers of imaging scans which was more than offset by a lower average fee per scan. The decrease in cost of goods sold reflects the decrease in sales volumes.


                        Other Business Operations
                        -------------------------

                          Three months ended
                            September 30,
                        ---------------------    Percentage
(in thousands)            1999          1998       change
----------------------------------------------------------
Operating revenues     $ 21,398     $ 16,305        31.2
Cost of goods sold       12,493       10,450        19.6
Operating expenses        4,590        4,413         4.0
                       --------     --------       -----
Operating income       $  4,315     $  1,442       199.2
                       --------     --------       -----

Operating income increased due to the $1.5 million gain from the sale of an investment by the telecommunication subsidiary combined with higher volumes of contracted work at the Company's construction subsidiaries.


                     Interest Charges and Income Taxes
                     ---------------------------------

Interest charges decreased $106,000 (2.8%) during the third quarter due primarily to lower average borrowing levels and lower interest rates. The increase in income taxes of $379,000 (7.5%) primarily relates to the increase in income before taxes during the third quarter.


     Comparison of the Nine Months Ended September 30, 1999 and 1998
     ---------------------------------------------------------------

                             Electric Operations
                             -------------------

                                           Nine months ended
                                              September 30,
                                         --------------------- Percentage
(in thousands)                              1999         1998    change
-------------------------------------------------------------------------
Operating revenues                       $178,811     $164,582     8.6
Production fuel                            28,181       26,231     7.4
Purchased power                            36,254       27,467    32.0
Other operation and maintenance expenses   53,975       52,723     2.4
Special charges                                 -        7,022       -
Depreciation and amortization              16,291       16,576    (1.7)
Property taxes                              8,507        8,284     2.7
                                         --------     --------    ----
Operating income                         $ 35,603     $ 26,279    35.5
                                         --------     --------    ----

The increase year-to-date in electric operating revenues is due to an $18.8 million (92%) increase in revenues from power pool sales offset by a $1.2 million (0.9%) decrease in retail revenue and a $3.4 million (44%) decrease in other electric revenue. The increase in power pool sales is related to increased demand in the power pool due to hot summer weather in a large geographical area combined with an increase in energy available for sale and increased power marketing sales efforts. Decreases in electrical contract work done for other utilities combined with the Company's decision not to record 1999 conservation program incentives until approved by the MPUC are the primary reasons for the decrease in other electric revenue.

Production fuel expenses for the nine months increased as a direct result of a 10.2% increase in kwh generated offset by a 2.4% decrease in the fuel costs per kwh generated at the Company's steam generating units.
Purchased power expense increased as a result of a 45% increase in kwh purchased for power pool sales, partially offset by a 23% decrease in kwh purchased for system use. The reduction in purchased power for system use was due to greater plant availability coincidental with a reduction in demand for retail sales.

The increase in other electric operation and maintenance expenses year-to-date is primarily related to the recording of expenses related to new incentive programs and increased expenditures for consulting services offset by a reduction in material and supplies expenses due to less contracted work for other utilities during 1999 and reduced expenses resulting from the 1998 early retirement program.

The special charges recorded under electric operations in the first quarter of 1998, represent two items: (1) a noncash charge of $6,305,000 associated with a voluntary early retirement program offered by the Company and, (2) the write-off of $717,000 in accumulated costs related to a rail spur project at Big Stone Plant. (See "Special charges" in notes to consolidated financial statements on page 9 for further information including the net-of-tax and earnings per share impact of these charges.) Excluding the special charges, this business segment would have shown an increase of $2.3 million (6.9%) in operating income for the nine months ended September 30.


                            Manufacturing Operations
                            ------------------------

                          Nine months ended
                            September 30,
                        ---------------------    Percentage
(in thousands)            1999          1998       change
----------------------------------------------------------
Operating revenues     $ 70,719     $ 68,292        3.6
Cost of goods sold       53,768       50,168        7.2
Operating expenses       10,844        9,988        8.6
                       --------     --------      -----
Operating income       $  6,107    $  8,136       (24.9)
                       --------     --------      -----

Four of the Company's seven manufacturing subsidiaries had increased sales year-to-date. The decline in operating income for the manufacturing segment is primarily due to significantly lower gross margins on new product lines at one of the manufacturing subsidiaries combined with reduced gross margins at three other subsidiaries.


                       Health Services Operations
                       --------------------------

                          Nine months ended
                            September 30,
                        ---------------------    Percentage
(in thousands)            1999          1998       change
----------------------------------------------------------
Operating revenues     $ 49,124     $ 50,183       (2.1)
Cost of goods sold       38,892       38,410        1.3
Operating expenses        6,121        6,103        0.3
                       --------     --------      -----
Operating income       $  4,111    $  5,670       (27.5)
                       --------     --------      -----

The decrease in operating revenues for the nine months reflects a combination of decreases in sales volumes of medical equipment and an increase in the number of medical imaging scans performed which was more than offset by a decrease in the average fee per scan. Cost of goods sold and operating expenses increased as a result of the increase in scans performed combined with increases in the costs of repair and maintenance on equipment used to serve customers.


                        Other Business Operations
                        -------------------------

                          Nine months ended
                            September 30,
                        ---------------------    Percentage
(in thousands)            1999          1998       change
----------------------------------------------------------
Operating revenues     $ 49,187     $ 34,652       41.9
Cost of goods sold       30,670       20,031       53.1
Special charges               -        2,500         -
Operating expenses       12,845       13,030       (1.4)
                       --------     --------      -----
Operating income       $  5,672    $    (909)        -
                       --------     --------      -----

The primary reasons for the increase in operating revenues and cost of goods sold are: (1) larger volume of work contracted at the Company's construction subsidiaries, (2) the PAM Natural Gas acquisition that occurred on May 1, 1998 and (3) the Wylie acquisition that occurred on September 1, 1999. Operating revenues also increased as a result of the gain from the sale of an investment by the telecommunication subsidiary. The special charges recorded during the first quarter of 1998 represent an impairment loss associated with the Quadrant Co. waste incineration plant. (See "Special charges" in notes to consolidated financial statements on page 9 for further information including the net-of-tax and earnings per share impact of these charges.) Excluding the Quadrant Co. impairment loss, this business segment would have shown an increase of $4.1 million (257%) in operating income for the nine months ended September 30.


                     Other Income and Deductions - net
                     ---------------------------------

The $527,000 (35%) reduction in other income and deductions year-to-date is due to decreases in incentives from demand-side management programs offset by increased interest income.


                     Interest Charges and Income Taxes
                     ---------------------------------

The $806,000 (6.8%) decrease in interest charges is due to a reduction in average outstanding debt for the period and lower average interest rates during 1999 combined with the payment of interest during 1998 on the settlement of a Federal income tax audit. The $5.7 million (63%) increase in income taxes is primarily due to the increase in income before taxes.


Year 2000 Readiness Disclosure
------------------------------

Many computer software systems, as well as certain hardware and equipment containing date-sensitive data, were structured to utilize a two-digit year field meaning that they may not be able to properly recognize dates in the year 2000. The Company recognizes that the year 2000 occurrence puts all of its electronic systems on all platforms at risk. Application systems, information technology systems and technology that includes embedded systems have been reviewed, in order, from highly critical to less critical. These systems include the Company's financial software, customer-information system, energy-management system, power plant control systems, manufacturing processes and diagnostic medical imaging equipment. In order to address the year 2000 issue from a total business perspective, the Company is working with its major vendors, customers, banks, regulatory and government agencies, and utility alliances.

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

The Company's plan to resolve the year 2000 issues involves three phases: inventory, assessment and remediation/testing. The inventory and assessment phases were completed for the electric utility in December 1998 and February 1999, respectively. The remediation and testing phase for all mission critical systems was completed in June 1999. On June 23, the electric utility reported to the North American Electric Reliability Council ("NERC") that based on NERC standards, the electric utility is 100% year 2000 ready. The electric utility will continue to perform testing and administration of year 2000 readiness and to refine its contingency plans through December 31, 1999. For the subsidiary companies, the final portions of the inventory and assessment phases were completed in September 1999. The remediation and testing phase for all mission critical systems was completed as of September 30.

In addition, the Company's operating businesses are communicating with critical external parties in order to determine the extent of vulnerability to such parties' failure to resolve their own year 2000 issues. As of September 30, 1999, third party assessments were completed at the subsidiary companies. As examples of third party communications, the electric utility has received letters from the railroad indicating that their systems are compliant. Sixty-five different communication service providers were contacted. Letters were received back from thirty-eight providers indicating year 2000 readiness or plans to be ready by year-end. Web sites for the large communication vendors were reviewed for their year 2000 readiness plans. The Company continues to develop plans to alter business relationships in the event certain third parties fail to become year 2000 compliant. There can be no guarantee that the third parties of business importance to the Company will successfully reprogram or replace and test all of their own computer hardware, software, and process control systems in a timely manner. While the failure of a single third party to achieve year 2000 readiness should not have a material adverse effect on the Company's financial results or operations, the failure of several key third parties could have such an effect.

The electric utility industry is unique in its dependence upon a complex network of interrelated systems of the power pool grid in order to support and maintain reliable, efficient operations. The Company's year 2000 readiness effort is linked to the readiness efforts of other utilities, as well as those of major customers whose loads support the integrity of the power pool grid. The Company is coordinating its year 2000 effort with that of the Mid-Continent Area Power Pool and with plans established by NERC under the direction of the U. S. Department of Energy. The Company participated in the April 9, 1999 NERC drill to simulate loss of multiple voice and data communications systems. On September 8 and 9, 1999 the Company participated in the NERC sponsored drill that simulated as realistically as practical the implementation of administrative, operating, communications and contingency response plans for the year 2000 transition. While the Company is supporting these cooperative efforts, it cannot guarantee the successful implementation of solutions of third parties. A failure of a system within the power pool grid could have a material impact on the Company and its customers.

The Company's medical subsidiary owns diagnostic imaging equipment which has computer software that is vulnerable to year 2000 issues. One hundred fifty-six pieces of equipment were assessed to be non-compliant. As of September 30, 1999, 124 units have been upgraded and are now compliant. Twenty-two machines are scheduled to be upgraded and the remaining ten machines were previously scheduled to be replaced or retired. The medical subsidiary has also identified 120 pieces of non-compliant medical equipment, which had either been sold or leased to customers. All of the customers have been contacted regarding this equipment with options for compliance. A few of the customers have declined to upgrade the equipment because it is either currently or scheduled to be taken out of service. Some of the customers are considering purchasing new equipment rather than upgrading. Forty-three units have been upgraded and twenty-five more are scheduled. The medical subsidiary continues to contact the remaining customers to get a decision from them regarding their plans for the equipment.

The costs of the Company's year 2000 readiness effort are being funded with cash flows from operations. These costs are not expected to be substantially different from the normal, ongoing costs that are incurred for systems development, implementation and maintenance due in part to the use of internal resources and the deferral of other projects. Total expenditures related to the Company's year 2000 readiness effort are expected to be approximately $1 million for 1997 to 2000. Expenditures incurred through September 30, 1999, most of which have occurred at the electric utility, are estimated at $730,000. The Company does not track year 2000 costs in a separate account.

As part of its normal business practice, the electric utility maintains emergency backup and recovery procedures to be followed in the event of failure of a mission-critical system. These procedures were expanded to include specific procedures for potential year 2000 issues. The business critical processes contingency plans were approved in April of 1999. The Company's electrical system contingency plan, which was completed and approved in June 1999, used templates provided by the NERC. This plan includes meeting with large customers to determine their operating plans during critical dates. To date only one of the large customers contacted has indicated that they may not be running under normal operations over the year-end. The Company has plans to provide for additional staffing at critical locations to respond to any year 2000 situations that might arise. Communication contingency plans include using standby generators to communicate with the power stations, locating people at critical substations to relay information back to the control center and using HAM radio technology to communicate with neighboring utilities. Contact is ongoing with neighboring utilities to coordinate contingency plans, operating plans, and the year 2000 backup communications drill.

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


                         PART II. OTHER INFORMATION
                         --------------------------

Item 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------

a)  Exhibits:
       10 Power Sales Agreement between the Company and Manitoba Hydro Electric Board dated July 1, 1999.*

       27  Financial Data Schedule

       *Confidential information has been omitted from such Exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

b)  Reports on Form 8-K.

       No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1999.


                                    SIGNATURES
                                    ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OTTER TAIL POWER COMPANY


                              By:      John Erickson
                                  -----------------------
                                       John Erickson
                                  Vice President, Finance
                          (Chief Financial Officer/Authorized Officer)

Dated:  November 10, 1999
        -----------------