Form 10-Q
period 2000-03-31
OTTER TAIL POWER CO
filed 2000-05-12
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
 For the quarterly period ended  MARCH 31, 2000
                                      OR

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

          May 1, 2000 - 23,849,974 Common Shares ($5 par value)



                           OTTER TAIL POWER COMPANY
                           ------------------------
                                    INDEX
                                    -----


Part I. Financial Information                                       Page No.
                                                                    --------

  Item 1. Financial Statements

    Consolidated Balance Sheets - March 31, 2000 (Unaudited)
    and December 31, 1999                                              2 & 3

    Consolidated Statements of Income - Three Months
    Ended March 31, 2000 and 1999 (Unaudited)                          4

    Consolidated Statements of Cash Flows - Three Months
    Ended March 31, 2000 and 1999 (Unaudited)                          5

    Notes to Consolidated Financial Statements (Unaudited)             6-8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8-12

  Item 3. Quantitative and Qualitative Disclosures about
          Market Risk                                                  12


Part II. Other Information

    Item 6. Exhibits and Reports on Form 8-K                           12


Signatures                                                             12


                              PART I.  FINANCIAL INFORMATION
                              ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                                 OTTER TAIL POWER COMPANY
                                CONSOLIDATED BALANCE SHEETS

                                        -ASSETS-
                                                           MARCH 31,       DECEMBER 31,
                                                             2000              1999
                                                           ---------       ------------
                                                           (Unaudited)
                                                              (Thousands of dollars)

PLANT:
Electric plant in service                                  $ 779,329       $ 779,037
Subsidiary companies                                         108,862          99,558
                                                           ---------       ---------
       TOTAL                                                 888,191         878,595
Less accumulated depreciation and amortization               393,178         386,618
                                                           ---------       ---------
                                                             495,013         491,977
Construction work in progress                                 14,209          10,979
                                                           ---------       ---------
       NET PLANT                                             509,222         502,956
                                                           ---------       ---------

INVESTMENTS                                                   17,425          19,502
                                                           ---------       ---------
INTANGIBLES -- NET                                            44,419          23,311
                                                           ---------       ---------
OTHER ASSETS                                                   6,436           6,141
                                                           ---------       ---------
CURRENT ASSETS:
Cash and cash equivalents                                     15,126          24,762
Temporary cash investments                                       768               -
Accounts receivable:
   Trade - net                                                51,819          40,685
   Other                                                       4,712           5,616
Materials and supplies:
   Fuel                                                        4,075           3,808
   Inventory, materials and operating supplies                35,817          26,329
Deferred income taxes                                          3,099           3,123
Accrued utility revenues                                       8,992           9,923
Other                                                          6,460           5,690
                                                           ---------       ---------
       TOTAL CURRENT ASSETS                                  130,868         119,936

DEFERRED DEBITS:
Unamortized debt expense and reacquisition premiums            3,136           3,251
Regulatory assets                                              4,070           4,111
Other                                                            525           1,580
                                                           ---------       ---------
       TOTAL DEFERRED DEBITS                                   7,731           8,942
                                                           ---------       ---------
          TOTAL                                            $ 716,101       $ 680,788
                                                           =========       =========


              See accompanying notes to consolidated financial statements

                                        - 2 -

                                OTTER TAIL POWER COMPANY
                              CONSOLIDATED BALANCE SHEETS

                                     -LIABILITIES-
                                                           MARCH 31,      DECEMBER 31,
                                                             2000             1999
                                                        -------------   --------------
                                                          (Unaudited)
                                                             (Thousands of dollars)

CAPITALIZATION
Common shares, par value $5 per share
  authorized 50,000,000 shares;
  outstanding 2000 and 1999 -- 23,849,974               $   119,250      $   119,250
Premium on common shares                                          -                -
Unearned compensation                                          (226)            (301)
Retained earnings                                           130,527          126,744
Accumulated other comprehensive income                            -                -
                                                        -----------      -----------
       TOTAL                                                249,551          245,693

Cumulative preferred shares
  authorized 1,500,000 shares without par value;
  outstanding  2000 and 1999 -- 335,000 shares
       Subject to mandatory redemption                       18,000           18,000
       Other                                                 15,500           15,500

Cumulative preference shares - authorized 1,000,000
 shares without par value;  outstanding - none                    -                -

Long-term debt                                              190,691          176,437
                                                        -----------      -----------
       TOTAL CAPITALIZATION                                 473,742          455,630
                                                        -----------      -----------

CURRENT LIABILITIES
Short-term debt                                              19,340                -
Sinking fund requirements and current maturities              8,574            5,948
Accounts payable                                             37,649           39,343
Accrued salaries and wages                                    4,176            6,197
Federal and state income taxes accrued                        8,012            8,153
Other taxes accrued                                          11,444           10,818
Interest accrued                                              2,290            3,266
Other                                                         3,769            3,589
                                                        -----------      -----------
       TOTAL CURRENT LIABILITIES                             95,254           77,314
                                                        -----------      -----------

NONCURRENT LIABILITIES                                       26,495           26,514
                                                        -----------      -----------

DEFERRED CREDITS
Accumulated deferred income taxes                            87,274           87,972
Accumulated deferred investment tax credit                   16,035           16,295
Regulatory liabilities                                       11,193           11,359
Other                                                         6,108            5,704
                                                        -----------      -----------
       TOTAL DEFERRED CREDITS                               120,610          121,330
                                                        -----------      -----------
           TOTAL                                        $   716,101      $   680,788
                                                        ===========      ===========


                 See accompanying notes to consolidated financial statements

                                              -3-

                            OTTER TAIL POWER COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                  2000          1999
                                                                --------      --------
                                                             (in thousands, except share
                                                                and per share amounts)

OPERATING REVENUES
Electric                                                        $ 61,302      $ 62,719
Plastics                                                          26,363         5,155
Health services                                                   16,645        17,622
Manufacturing                                                     13,940        13,585
Other business operations                                         16,505        12,404
                                                                --------      --------
    Total operating revenues                                     134,755       111,485

OPERATING EXPENSES
Production fuel                                                    8,421         9,764
Purchased power                                                   13,921        11,892
Other electric operation and maintenance expenses                 17,255        17,751
Cost of goods sold                                                51,753        36,712
Other nonelectric expenses                                        14,189         8,583
Depreciation and amortization                                      6,805         6,240
Property taxes                                                     2,640         2,855
                                                                --------      --------
    Total operating expenses                                     114,984        93,797

OPERATING INCOME
Electric                                                          13,543        15,036
Plastics                                                           4,750           269
Health services                                                    1,048         2,013
Manufacturing                                                        674           792
Other business operations                                           (244)         (422)
                                                                --------      --------
                                                                  19,771        17,688

OTHER INCOME AND DEDUCTIONS - NET                                    684           355
INTEREST CHARGES                                                   3,955         3,619
                                                                --------      --------
INCOME BEFORE INCOME TAXES                                        16,500        14,424
INCOME TAXES                                                       6,083         5,175
                                                                --------      --------
NET INCOME                                                        10,417         9,249
Preferred dividend requirements                                      470           590
                                                                --------      --------
EARNINGS AVAILABLE FOR COMMON SHARES                            $  9,947      $  8,659
                                                                ========      ========
Basic and diluted earnings per average common share:            $   0.42      $   0.36
                                                                ========      ========

Average number of common shares outstanding                   23,849,974    23,779,814

Dividends per common share                                        $0.255       $0.2475


             See accompanying notes to consolidated financial statements

                                        -4-

                              OTTER TAIL POWER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                  2000           1999
                                                               --------       --------

                                                               (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 10,417    $  9,249
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                      9,326       8,855
     Deferred investment tax credit - net                                (260)       (294)
     Deferred income taxes                                               (800)       (490)
     Change in deferred debits and other assets                           726         303
     Change in noncurrent liabilities and deferred credits                386         764
     Allowance for equity (other) funds used during construction          (88)        (33)
     (Gains)/Losses from investments and disposal of noncurrent assets    161         (36)
  Cash provided by (used for) current assets & current liabilities:
     Change in receivables, materials and supplies                    (13,413)     (1,259)
     Change in other current assets                                     2,089       2,380
     Change in payables and other current liabilities                  (5,911)     (2,173)
     Change in interest and income taxes payable                       (1,117)      3,268
                                                                     --------    --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                        1,516      20,534

CASH FLOWS FROM INVESTING ACTIVITIES:
     Gross capital expenditures                                       (10,906)     (4,910)
     Proceeds from disposal of noncurrent assets                          360         206
     Purchase of businesses, net of cash acquired                     (31,377)          -
     Change in temporary cash investments                                (768)          -
     Change in other investments                                        1,979      (2,264)
                                                                     --------    --------
       NET CASH USED IN INVESTING ACTIVITIES                          (40,712)     (6,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in short-term debt - net                                   19,340        (824)
     Proceeds from issuance of common stock                                 -       1,430
     Proceeds from issuance of long-term debt                          18,791       8,866
     Payments for retirement of long-term debt                         (1,938)     (1,220)
     Dividends paid                                                    (6,633)     (6,473)
                                                                     --------    --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                       29,560       1,779

NET CHANGE IN CASH AND CASH EQUIVALENTS                                (9,636)     15,345

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         24,762       3,919
                                                                     --------    --------
CASH AND CASH EQUIVALENTS AT MARCH 31                                $ 15,126    $ 19,264
                                                                     ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest and income taxes:
    Interest (net of amount capitalized)                             $  4,707    $  4,348
    Income taxes                                                     $  7,311    $  1,696

               See accompanying notes to consolidated financial statements

                                              - 5 -

                          OTTER TAIL POWER COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------
                             (Unaudited)

The Company, in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for the periods. The financial statements for 2000 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1999, 1998, and 1997 included in the Company's 1999 Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, the earnings for the three-month period ended March 31, 2000, should not be taken as an indication of earnings for all or any part of the balance of the year.

Common Shares and Earnings per Share
------------------------------------

On January 31, 2000, the Company's board of directors declared a two-for-one common stock split in the form of a 100 percent stock dividend effective March 15, 2000. All share and per-share data reflects the stock split.

On April 10, 2000 the Board of Directors granted 344,000 stock options to executives and key management employees and 16,000 stock options to outside directors under the 1999 Stock Incentive Plan (Incentive Plan). The exercise price of the stock options is equal to the fair market value per share at
the date of the grant.   The options granted to outside directors are
exercisable immediately, and all other options vest over a four-year period
at a rate of 25% per year.   The options expire ten years after the date of
the grant. In addition during the quarter ended March 31, 2000, 11,116 shares of restricted stock were issued under the Incentive Plan. As of April 10, 2000 a total of 801,704 options were outstanding and a total of 13,414 shares of restricted stock had been issued under the Incentive Plan. A total of 2,600,000 shares of the Company's common stock are available for granting of awards under the Incentive Plan. The Company accounts for the Incentive Plan under Accounting Principles Board Opinion No. 25, which does not require recording of compensation expense.

The effect of outstanding stock options on the computation of diluted earnings per share was immaterial for the quarters ended March 31, 2000 and 1999.

The Company issued 75,034 common shares in the first quarter of 1999 under its Automatic Dividend Reinvestment and Share Purchase Plan. The Company currently purchases the common shares needed for this plan from the open market instead of issuing new shares.

During January 2000, 24,080 common shares were purchased from the open market to complete the first purchase period under the 1999 Employee Stock Purchase Plan (Purchase Plan). The purchase price per share paid by the employees was $15.96. The average price paid by the Company to purchase these shares was $19.36. The Purchase Plan allows eligible employees to purchase the Company's common shares at 85% of the lower market price at either the beginning or the end of each six-month purchase period. A total of 400,000 shares of the Company's common stock are available for purchase by employees under the Purchase Plan.

Comprehensive Income
--------------------

The only element of comprehensive income for the three month period ended March 31, 2000 was net income of $10,417,000. Elements of comprehensive income for the three month period ended March 31, 1999, include net income of $9,249,000 and other comprehensive income of $91,000 (net of $64,000 in deferred taxes) related to the recognition of $155,000 in unrealized gains on "available-for-sale" securities held by a Company subsidiary.

Segment Information and Acquisition
-----------------------------------

Effective January 1, 2000, the Company acquired the assets and operations of Vinyltech Corporation (Vinyltech) located in Phoenix, Arizona. Vinyltech is a manufacturer of polyvinyl chloride (PVC) pipe and produces approximately 90 million pounds of pipe annually. Annual revenues for 1999 were approximately $41 million. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the net assets acquired of approximately $22 million is being amortized over 15 years.

The Company's business operations are broken down into five segments based on products and services. Electric operations includes the electric utility only and is based in Minnesota, North Dakota, and South Dakota. Plastics operations consists of businesses involved in the production of PVC pipe in the Upper Midwest and Southwest regions of the United States. Health services operations consists of businesses involved in the sale, service, rental, refurbishing and operation of medical imaging equipment and the sale of related supplies and accessories to various medical institutions located in 23 states. Manufacturing operations is made up of businesses involved in the production of agricultural equipment, frame-straightening equipment and accessories for the auto body shop industry, contract machining, and metal parts stamping and fabrication located primarily in the Upper Midwest. Other business operations consists of businesses diversified in such areas as electrical and telephone construction contracting, transportation, telecommunications, energy services and natural gas marketing. The electrical and telephone construction contracting companies, and energy services and natural gas marketing business operate primarily in the Upper Midwest. The telecommunications companies operate in central and northeast Minnesota and the transportation company operates in 48 states and 6 Canadian provinces.
The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital.

                         Operating Income
                         ----------------
                                         Three months ended
                                             March 31,
                                   ------------------------------
(in thousands)                       2000                  1999
-----------------------------------------------------------------
  Electric                         $13,543                $15,036
  Plastics                           4,750                    269
  Health Services                    1,048                  2,013
  Manufacturing                        674                    792
  Other Business Operations           (244)                  (422)
                                   -------                -------
      Total                        $19,771                $17,688
                                   -------                -------


                         Identifiable Assets
                         -------------------
                                 As of                As of
                                March 31,           December 31,
(in thousands)                    2000                 1999
----------------------------------------------------------------
  Electric                      $525,734              $524,012
  Plastics                        63,799                15,979
  Health Services                 26,738                29,542
  Manufacturing                   36,346                30,853
  Other Business Operations       63,484                80,402
                                --------              --------
      Total                     $716,101              $680,788
                                --------              --------


Substantially all sales and long-lived assets of the Company are within the United States.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to 2000 presentation. Such reclassification had no impact on net income or shareholders' equity.

Forward Looking Information - Safe Harbor Statement Under the Private
---------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the Act), the Company has filed cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Factors that might cause such differences include, but are not limited to, the Company's ongoing involvement in diversification efforts, the timing and scope of deregulation and open competition, growth of electric revenues, changes in the economy of the Upper Midwest, governmental and regulatory action, fuel and purchased power costs, environmental issues, weather conditions, and other factors discussed under "Factors affecting future earnings" on pages 24-25 of the Company's 1999 Annual Report to Shareholders, which is incorporated by reference in the Company's Form 10-K for the fiscal year ended December 31, 1999. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission.


Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ----------------------

MATERIAL CHANGES IN FINANCIAL POSITION
--------------------------------------

Cash provided by operating activities of $1.5 million as shown on the Consolidated Statement of Cash Flows for the three months ended March 31, 2000, combined with cash on hand of $24.8 million as of December 31, 1999 allowed the Company to pay dividends, finance its capital expenditures and partially fund an acquisition. Net cash provided by operating activities decreased $19.0 million for the three months ended March 31, 2000 as compared to the quarter ended March 31, 1999. This decrease was caused by an increase in working capital due to increased sales within the Plastics and Manufacturing segments and the payment of income taxes related to the sale of the radio station properties. Most of the $33.7 million change in net cash used in investing activities was due to the acquisition of Vinyltech. Net cash provided by financing activities increased $27.8 million as a result of increased line of credit borrowings and debt to finance the acquisition of Vinyltech. The Company and its subsidiaries have bank lines and lines of credit totaling $44.0 million. As of March 31, 2000, $24.6 million was available in unused lines of credit, which could be used to supplement cash needs.

The Company estimates that funds internally generated net of forecasted dividend payments, combined with funds on hand, will be sufficient to meet sinking fund payments on First Mortgage Bonds and preferred stock redemption requirements in the next five years and to provide for its estimated 2000-2004 consolidated capital expenditures. Additional short-term or long-term financing will be required in the period 2000-2004 in connection with the maturity of long-term debt, in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, acquisitions, or for other corporate purposes.

Subsidiary companies plant increased $9.3 million as a result of the Vinyltech acquisition, purchases of tractors and trailers by the transportation company and increased investments in plant at the manufacturing and plastics companies. The $3.2 million increase in construction work in progress reflects the normal seasonal increase in work in progress at the electric utility. Goodwill associated with the acquisition of Vinyltech is the reason for the $21.1 million increase in intangibles. Increased sales in the plastic and manufacturing segments led to most of the $11.1 million increase in trade accounts receivable. Almost half of the $9.5 million increase in inventory, materials and operating supplies was due to the acquisition of Vinyltech. The remaining increase is due to the build up of inventory within the plastics and manufacturing segments to meet increased sales.

The $16.9 million increase in long-term debt, sinking fund requirements and current maturities reflects the financing needed for the Vinyltech acquisition. Normal seasonal increases in credit line usage at the Company's plastics, manufacturing and construction subsidiaries led to the $19.3 million increase in short-term debt. Accrued salaries and wages decreased $2.0 million as a result of the payment of 1999 accrued employee incentives. The $1.0 million decrease in interest accrued is due to the timing of interest payments on long-term debt, the majority of which are due in the first and third quarters of the year.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     Comparison of the Quarters Ended March 31, 2000 and 1999
     --------------------------------------------------------


                             Consolidated Results
                             --------------------

The Company recorded earnings per share of $0.42 for the quarter ended March 31, 2000 as compared to earnings per share of $0.36 for the quarter ended March 31, 1999. Total operating revenues were $134.8 million for the quarter ended March 31, 2000, up $23.3 million from the $111.5 million recorded for the quarter ended March 31, 1999. Operating income increased $2.1 million from $17.7 million for the first quarter of 1999 to $19.8 million for the first quarter of 2000. The favorable first quarter results can be attributed primarily to strong demand in the PVC pipe industry and the Company's acquisition of Vinyltech. The increase in operating income from the plastics segment more than offset decreases in the other segments.


                             Electric Operations
                             -------------------

                                            Three months ended
                                                 March 31,
                                            -------------------  Percentage
(in thousands)                                2000       1999      Change
---------------------------------------------------------------------------
Operating revenues                          $61,302    $62,719     (2.3)
Production fuel                               8,421      9,764    (13.8)
Purchased power                              13,921     11,892     17.1
Other operation and maintenance expenses     17,255     17,751     (2.8)
Depreciation and amortization                 5,523      5,423      1.8
Property taxes                                2,639      2,853     (7.5)
                                            -------    -------     -----
Operating income                            $13,543    $15,036     (9.9)
                                            -------    -------     -----

The decrease in electric operating revenues for the quarter ended March 31, 2000, as compared to the same period in 1999, is due to a $1.2 million (12.2%) decrease in revenues from power pool sales and a $293,000 (0.6%) decrease in retail revenue, offset by a $99,000 (6.2%) increase in other electric revenue. The decrease in revenue from power pool sales is directly related to a 14.6% decrease in power pool kwh sales primarily caused by a 17.9% reduction in generation from the Company's plants due to maintenance outages. The Company's Coyote Station experienced an unscheduled outage the first 20 days of January and on March 16, 2000 the plant was taken off-line for a five-week scheduled maintenance outage. Hoot Lake Plant Unit 3 (66,000 kw nameplate rating) was off-line for six weeks during the first quarter of 2000 for unscheduled maintenance. As of May 1, 2000 all of the Company's generating plants were back on-line. The decrease in retail revenue is the result of decreased cost-of-energy revenues and decreased conservation improvement surcharge revenues offset by a 2.1% increase in retail kwh sales. The recovery of fuel and purchased power costs through the cost-of-energy adjustment mechanism in retail rates lags two to four months behind the incurrance of those costs which gave rise to the decrease in cost-of-energy revenues for the first quarter.

Production fuel expenses decreased in the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, as a direct result of the 17.9% decrease in kwh generated. The cost of purchased power increased due to a $3.4 million increase in the cost of purchased power for system use offset by a $1.4 million decrease in the cost of purchased power for resale. Due to the maintenance outages at the Company's steam generating plants during the first quarter of 2000, the Company replaced generation with purchased power.

Due to continued favorable investment results from the electric utility's funded pension plan, the Company recognized during the first quarter of 2000 a credit of approximately $1.1 million for net periodic pension cost under Statement of Financial Accounting Standard No. 87 - Employers' Accounting for Pensions. This credit to expense was offset by increases in other electric operation and maintenance expenses. For the first quarter of 1999 the credit to expense for the net periodic pension cost was approximately $22,000.


                              Plastics Operations
                              -------------------

                       Three months ended
                             March 31,
                       -------------------      Percentage
(in thousands)          2000         1999         change
----------------------------------------------------------
Operating revenues     $26,363     $ 5,155        411.4
Cost of goods sold      19,295       4,197        359.7
Operating expenses       2,318         689        236.4
                       -------      ------      -------
Operating income       $ 4,750     $   269      1,665.8
                       -------      ------      -------

Following the acquisition of Vinyltech, the Company established a new operating segment, Plastics. Prior to 2000, these operations were included in Manufacturing. Prior year amounts have been reclassified to reflect this change.

The increases in operating revenues, cost of goods sold, operating expenses and operating income are primarily due to the acquisition of Vinyltech on January 1, 2000. The increases also reflect a 50% increase in average sales price per pound of pipe and an increase in pounds of pipe sold at the Company's other PVC pipe plant.


                            Health Services Operations
                            --------------------------

                       Three months ended
                             March 31,
                       -------------------      Percentage
(in thousands)          2000         1999         change
----------------------------------------------------------
Operating revenues     $16,645     $17,622        ( 5.5)
Cost of goods sold      13,378      13,536        ( 1.2)
Operating expenses       2,219       2,073          7.0
                       -------      ------        -----
Operating income       $ 1,048     $ 2,013        (47.9)
                       -------      ------        -----

The primary reason for the decrease in Health Services operating revenues and operating income for the quarter ended March 31, 2000 as compared to the same quarter in 1999, was the decline in equipment installations between the
periods.   Offsetting slightly the decline in equipment installations was an
8% increase in the number of imaging scans performed. The increase in the number of scans completed is due to the addition of more routes.


                             Manufacturing Operations
                             ------------------------

                       Three months ended
                             March 31,
                       -------------------      Percentage
(in thousands)          2000         1999         change
----------------------------------------------------------
Operating revenues     $13,940     $13,585          2.6
Cost of goods sold      10,448      10,277          1.7
Operating expenses       2,818       2,516         12.0
                       -------      ------        -----
Operating income       $   674     $   792        (14.9)
                       -------      ------        -----

Of the five manufacturing subsidiaries, two experienced increases in operating income totaling $925,000, two remained stable and one had decreased operating income of $1.0 million for the three months ended March 31, 2000, as compared to same period in 1999. Operating income increased for two of the subsidiaries due to increased sales volumes and an increase in the sale price per unit. Operating income decreased at the one subsidiary due to the depressed agricultural economy, which had a direct impact on sales for the quarter, and operating expenses increased due to research and development costs for a new product.


                          Other Business Operations
                          -------------------------

                        Three months ended
                              March 31,
                         -------------------      Percentage
(in thousands)             2000         1999         change
----------------------------------------------------------
Operating revenues        $16,505     $12,404         33.1
Cost of goods sold          8,632       8,702        ( 0.8)
Operating expenses          8,117       4,124         96.8
                          -------      ------        -----
Operating (loss) income   $  (244)    $  (422)        42.2
                          -------      ------        -----

The primary reason for the increases in Other Business operating revenues and operating expenses, for the period ended March 31, 2000, as compared to the same quarter in 1999, is the acquisition of a transportation company in September 1999. Partially offsetting these increases is the absence of operating income in 2000 related to the radio stations, which were sold in October 1999.


        Other Income and Deductions, Interest Charges, and Income Taxes
        ---------------------------------------------------------------

For the three months ended March 31, 2000, as compared to the same period in 1999, other income and deductions increased $329,000 (92.7%) as a result of increased investment income. The $336,000 (9.3%) increase in interest charges is due to an increase in long-term debt and higher interest rates on the line of credit between the periods. The increase in income taxes of $908,000 (17.5%) for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999 is primarily due to the $2.1 million (14.4%) increase in income before taxes for the same comparable periods.


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


                         PART II. OTHER INFORMATION
                         --------------------------

Item 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------

a)  Exhibits:

      27  Financial Data Schedule

b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2000.


                                           SIGNATURES
                                           ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  OTTER TAIL POWER COMPANY


                              By:       /s/John Erickson
                                 ---------------------------------------
                                          John Erickson
                       Vice President, Chief Financial Officer, and Treasurer
                           (Chief Financial Officer/Authorized Officer)

Dated:  May 12, 2000
        ------------