Form 10-Q
period 2000-06-30
OTTER TAIL POWER CO
filed 2000-08-11
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
 For the quarterly period ended  JUNE 30, 2000
                                      OR

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

          August 1, 2000 - 23,849,974 Common Shares ($5 par value)



                           OTTER TAIL POWER COMPANY
                           ------------------------
                                    INDEX
                                    -----


PART I. FINANCIAL INFORMATION                                         Page No.
                                                                      --------

  Item 1. Financial Statements

          Consolidated Balance Sheets - June 30, 2000 (Unaudited)
          and December 31, 1999                                        2 & 3

          Consolidated Statements of Income - Three and Six Months
          Ended June 30, 2000 and 1999 (Unaudited)                         4

          Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 2000 and 1999 (Unaudited)                         5

          Notes to Consolidated Financial Statements (Unaudited)         6-9

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9-15

  Item 3. Quantitative and Qualitative Disclosures about
          Market Risk                                                     16


Part II. OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders           16

    Item 6. Exhibits and Reports on Form 8-K                              16


SIGNATURES                                                                17


                                PART I.  FINANCIAL INFORMATION
                                ------------------------------

Item 1.  FINANCIAL STATEMENTS
         --------------------

                                   OTTER TAIL POWER COMPANY
                                 CONSOLIDATED BALANCE SHEETS

                                          -ASSETS-
                                                            JUNE 30,      DECEMBER 31,
                                                              2000           1999
                                                           ---------      ------------
                                                           (Unaudited)
                                                             (Thousands of dollars)
PLANT:
Electric plant in service                                  $ 784,116       $ 779,037
Diversified operations                                       112,249          99,558
                                                           ---------       ---------
       TOTAL                                                 896,365         878,595
Less accumulated depreciation and amortization               400,088         386,618
                                                           ---------       ---------
                                                             496,277         491,977
Construction work in progress                                 15,422          10,979
                                                           ---------       ---------
       NET PLANT                                             511,699         502,956
                                                           ---------       ---------
INVESTMENTS                                                   18,181          19,502
                                                           ---------       ---------
INTANGIBLES -- NET                                            45,647          23,311
                                                           ---------       ---------
OTHER ASSETS                                                   7,611           6,141
                                                           ---------       ---------
CURRENT ASSETS:
Cash and cash equivalents                                     11,071          24,762
Accounts receivable:
   Trade - net                                                61,192          40,685
   Other                                                       4,562           5,616
Materials and supplies:
   Fuel                                                        3,429           3,808
   Inventory, materials and operating supplies                33,783          26,329
Deferred income taxes                                          3,084           3,123
Accrued utility revenues                                       7,077           9,923
Other                                                          8,647           5,690
                                                           ---------       ---------
       TOTAL CURRENT ASSETS                                  132,845         119,936
                                                           ---------       ---------
DEFERRED DEBITS:
Unamortized debt expense and reacquisition premiums            3,019           3,251
Regulatory assets                                              4,030           4,111
Other                                                            533           1,580
                                                           ---------       ---------
       TOTAL DEFERRED DEBITS                                   7,582           8,942
                                                           ---------       ---------
           TOTAL                                           $ 723,565       $ 680,788
                                                           =========       =========

               See accompanying notes to consolidated financial statements

                                         - 2 -

                                OTTER TAIL POWER COMPANY
                               CONSOLIDATED BALANCE SHEETS

                                      -LIABILITIES-
                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              ---------     ------------
                                                              (Unaudited)
                                                                (Thousands of dollars)
CAPITALIZATION
Common shares, par value $5 per share
  authorized 50,000,000 shares;
  outstanding 2000 and 1999 -- 23,849,974                     $119,250       $119,250
Premium on common shares                                             -              -
Unearned compensation                                             (226)          (301)
Retained earnings                                              133,136        126,744
Accumulated other comprehensive income                               -              -
                                                              --------       --------
       TOTAL                                                   252,160        245,693

Cumulative preferred shares
  authorized 1,500,000 shares without par value;
  outstanding  2000 and 1999 -- 335,000 shares
       Subject to mandatory redemption                          18,000         18,000
       Other                                                    15,500         15,500

Cumulative preference shares - authorized 1,000,000
  shares without par value;  outstanding - none                      -              -

Long-term debt                                                 188,875        176,437
                                                              --------       --------
       TOTAL CAPITALIZATION                                    474,535        455,630
                                                              --------       --------

CURRENT LIABILITIES
Short-term debt                                                 21,137              -
Sinking fund requirements and current maturities                 8,508          5,948
Accounts payable                                                42,485         39,343
Accrued salaries and wages                                       5,547          6,197
Federal and state income taxes accrued                           9,375          8,153
Other taxes accrued                                              8,206         10,818
Interest accrued                                                 3,220          3,266
Other                                                            3,921          3,589
                                                              --------       --------
       TOTAL CURRENT LIABILITIES                               102,399         77,314
                                                              --------       --------

NONCURRENT LIABILITIES                                          26,796         26,514
                                                              --------       --------

DEFERRED CREDITS
Accumulated deferred income taxes                               87,302         87,972
Accumulated deferred investment tax credit                      15,719         16,295
Regulatory liabilities                                          11,011         11,359
Other                                                            5,803          5,704
                                                              --------       --------
       TOTAL DEFERRED CREDITS                                  119,835        121,330
                                                              --------       --------
           TOTAL                                              $723,565       $680,788
                                                              ========       ========


             See accompanying notes to consolidated financial statements

                                       -3-

                                           OTTER TAIL POWER COMPANY
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)


                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                           2000          1999          2000          1999
                                                       ----------    ----------    ----------    ----------
                                                        (in thousands, except share and per share amounts)
OPERATING REVENUES
Electric                                               $   58,443    $   55,232    $  119,745    $  117,951
Plastics                                                   25,240         8,393        51,603        13,548
Health services                                            15,036        16,211        31,681        33,833
Manufacturing                                              16,583        17,300        30,523        30,885
Other business operations                                  18,427        15,261        34,932        27,665
                                                       ----------    ----------    ----------    ----------
    Total operating revenues                              133,729       112,397       268,484       223,882

OPERATING EXPENSES
Production fuel                                             9,160         9,487        17,581        19,251
Purchased power                                            12,690        11,473        26,611        23,365
Other electric operation and maintenance expenses          17,170        17,042        34,425        34,793
Cost of goods sold                                         52,033        41,864       103,786        78,576
Other nonelectric expenses                                 15,493         8,855        29,682        17,438
Depreciation and amortization                               6,816         6,269        13,621        12,509
Property taxes                                              2,638         2,803         5,278         5,658
                                                       ----------    ----------    ----------    ----------
    Total operating expenses                              116,000        97,793       230,984       191,590

OPERATING INCOME
Electric                                                   11,256         8,986        24,799        24,022
Plastics                                                    4,068         1,073         8,818         1,342
Health services                                             2,411         1,519         3,459         3,532
Manufacturing                                                 951         1,371         1,625         2,163
Other business operations                                    (957)        1,655        (1,201)        1,233
                                                       ----------    ----------    ----------    ----------
                                                           17,729        14,604        37,500        32,292

OTHER INCOME AND DEDUCTIONS - NET                             523           317         1,207           672
INTEREST CHARGES                                            4,289         3,728         8,244         7,347
                                                       ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES                                 13,963        11,193        30,463        25,617
INCOME TAXES                                                4,803         4,047        10,886         9,222
                                                       ----------    ----------    ----------    ----------
NET INCOME                                                  9,160         7,146        19,577        16,395
Preferred dividend requirements                               469           589           939         1,179
                                                       ----------    ----------    ----------    ----------
EARNINGS AVAILABLE FOR COMMON SHARES                   $    8,691    $    6,557    $   18,638    $   15,216
                                                       ==========    ==========    ==========    ==========
Basic and diluted earnings per average common share:   $     0.36    $     0.28    $     0.78    $     0.64
                                                       ==========    ==========    ==========    ==========

Average number of common shares outstanding            23,849,974    23,845,192    23,849,974    23,812,504

Dividends per common share                                 $0.255       $0.2475        $0.510        $0.495


                        See accompanying notes to consolidated financial statements

                                                  -4-

                                   OTTER TAIL POWER COMPANY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                          2000          1999
                                                                        ---------     ---------

                                                                        (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $19,577      $16,395
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                       18,834       17,719
      Deferred investment tax credit - net                                  (576)        (582)
      Deferred income taxes                                                 (899)      (1,762)
      Change in deferred debits and other assets                            (380)         536
      Change in noncurrent liabilities and deferred credits                  381        1,911
      Allowance for equity (other) funds used during construction           (189)         (29)
      (Gains)/Losses from investments and disposal of noncurrent assets      252           36
  Cash provided by (used for) current assets & current liabilities:
      Change in receivables, materials and supplies                      (19,385)          50
      Change in other current assets                                       1,716        3,715
      Change in payables and other current liabilities                    (2,812)      (5,225)
      Change in interest and income taxes payable                          1,177        4,411
                                                                         -------      -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                       17,696       37,175

CASH FLOWS FROM INVESTING ACTIVITIES:
      Gross capital expenditures                                         (22,318)     (14,400)
      Proceeds from disposal of noncurrent assets                            924          314
      Purchase of businesses, net of cash acquired                       (34,120)           -
      Change in other investments                                          1,230       (4,438)
                                                                         -------      -------
          NET CASH USED IN INVESTING ACTIVITIES                          (54,284)     (18,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Change in short-term debt - net                                     21,137         (824)
      Proceeds from issuance of common stock                                   -        1,710
      Proceeds from issuance of long-term debt                            18,802        6,576
      Payments for retirement of long-term debt                           (3,858)      (2,416)
      Dividends paid                                                     (13,184)     (12,965)
                                                                         -------      -------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             22,897       (7,919)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (13,691)      10,732

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          24,762        3,919
                                                                         -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $11,071      $14,651
                                                                         =======      =======

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest and income taxes:
    Interest (net of amount capitalized)                                 $ 7,823      $ 6,867
    Income taxes                                                         $11,164      $ 7,153

                    See accompanying notes to consolidated financial statements

                                              - 5 -

                       OTTER TAIL POWER COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------
                              (Unaudited)

The Company, in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for the periods. The financial statements for 2000 are subject to adjustment at the end of the year when they will be audited by independent accountants. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1999, 1998, and 1997 included in the Company's 1999 Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, the earnings for the three-month and six-month periods ended June 30, 2000, should not be taken as an indication of earnings for all or any part of the balance of the year.

Common Shares and Earnings per Share
------------------------------------

On April 10, 2000 the Board of Directors granted 344,000 stock options to executives and key management employees and 16,000 stock options to outside directors under the 1999 Stock Incentive Plan (Incentive
Plan). The exercise price of the stock options is equal to the fair
market value per share at the date of the grant.   The options granted
to outside directors are exercisable immediately, and all other
options vest over a four-year period at a rate of 25% per year.   The
options expire ten years after the date of the grant. In addition 11,116 shares of restricted stock were issued under the Incentive Plan during the quarter ended March 31, 2000. As of June 30, 2000 a total of 795,484 options were outstanding and a total of 13,414 shares of restricted stock had been issued under the Incentive Plan. A total of 2,600,000 shares of the Company's common stock are available for granting of awards under the Incentive Plan. The Company accounts for the Incentive Plan under Accounting Principles Board Opinion No. 25.

The effect of outstanding stock options on the computation of diluted earnings per share was immaterial for the quarter and six-months ended June 30, 2000 and 1999.

The Company issued 14,204 common shares in the second quarter of 1999 and 89,238 common shares for the six months ended June 30, 1999 under its Automatic Dividend Reinvestment and Share Purchase Plan. The Company currently purchases the common shares needed for this plan from the open market instead of issuing new shares.

Under the 1999 Employee Stock Purchase Plan (Purchase Plan) 24,080 common shares were purchased from the open market during January 2000 to complete the first purchase period. The purchase price per share paid by the participants was $15.96. The average price paid by the Company to purchase these shares was $19.36. The Purchase Plan allows eligible participants to purchase the Company's common shares at 85% of the lower market price at either the beginning or the end of each six-month purchase period. A total of 400,000 shares of the Company's common stock are available for purchase by participants under the Purchase Plan.

Comprehensive Income
--------------------

Net income of $9,160,000 and $19,577,000 was the only element of comprehensive income for the three and six-months ended June 30, 2000, respectively.

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

Arbitration Settlement
----------------------

During the second quarter of 2000, the Minnesota, South Dakota and North Dakota utility regulatory agencies approved the accounting treatment of the settlement proceeds related to the Knife River coal contract arbitration. The settlement proceeds of $3.2 million (including interest) had been recorded as a liability on the balance sheet since 1999 pending regulatory approval. The approval allowed the Company to recover arbitration costs of $1.0 million that had been previously expensed and to recognize as income $308,000 of fuel cost savings applicable to wholesale power pool sales. The remaining $1.9 million represents a reduction of fuel costs that are being returned to the Company's electric retail customers through the cost of energy adjustment clause from May 2000 through October 2000.

Segment Information and Acquisitions
------------------------------------

Effective January 1, 2000, the Company acquired the assets and operations of Vinyltech Corporation (Vinyltech) located in Phoenix, Arizona. Vinyltech is a manufacturer of polyvinyl chloride (PVC) pipe and produces approximately 90 million pounds of pipe annually. Annual revenues for 1999 were approximately $41 million. Effective June 1, 2000, the Company acquired the assets and operations of Portable X-Ray & EKG, Inc. (PXE) located in Minneapolis, Minnesota. PXE is a provider of mobile x-ray, EKG, ultrasound and echocardiogram services primarily to patients in long term care facilities in the Minneapolis/St. Paul market. Its 1999 annual revenues were approximately $2.8 million. These acquisitions were accounted for using the purchase method of accounting. The excess of the purchase price over the net assets acquired of approximately $24 million is being amortized over 15 years.

The Company's business operations are broken down into five segments based on products and services. Electric operations includes the electric utility only and is based in Minnesota, North Dakota, and South Dakota. Plastics operations consists of businesses involved in the production of PVC pipe in the Upper Midwest and Southwest regions of the United States. Health services operations consists of businesses involved in the sale, service, rental, refurbishing and operation of medical imaging equipment and the sale of related supplies and accessories to various medical institutions located in 20 states. Manufacturing operations is made up of businesses involved in the production of agricultural equipment, frame-straightening equipment and accessories for the auto body shop industry, contract machining, and metal parts stamping and fabrication located primarily in the Upper Midwest. Other business operations consists of businesses diversified in such areas as electrical and telephone construction contracting, transportation, telecommunications, energy services, natural gas marketing and corporate administrative and general expenses that are not allocated to other segments. The electrical and telephone construction contracting companies, and energy services and natural gas marketing business operate primarily in the Upper Midwest. The telecommunications companies operate in central and northeast Minnesota and the transportation company operates in 48 states and 6 Canadian provinces. The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital.


                           Operating Income
                           ----------------

                             Three months ended     Six months ended
                                   June 30               June 30
                             ------------------     ----------------
(in thousands)                 2000       1999        2000      1999
---------------------------------------------------------------------
  Electric                  $ 11,256   $  8,986    $ 24,799  $ 24,022
  Plastics                     4,068      1,073       8,818     1,342
  Health Services              2,411      1,519       3,459     3,532
  Manufacturing                  951      1,371       1,625     2,163
  Other Business Operations     (957)     1,655      (1,201)    1,233
                            --------   --------    --------  --------
      Total                 $ 17,729   $ 14,604    $ 37,500  $ 32,292
                            ========   ========    ========  ========



                            Identifiable Assets
                            -------------------

                               As of         As of
                              June 30,    December 31,
(in thousands)                 2000           1999
------------------------------------------------------
  Electric                  $ 523,151      $ 524,012
  Plastics                     61,113         15,979
  Health Services              33,216         29,542
  Manufacturing                41,169         30,853
  Other Business Operations    64,916         80,402
                            ---------      ---------
      Total                 $ 723,565      $ 680,788
                            =========      =========

Substantially all sales and long-lived assets of the Company are within the United States.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to 2000 presentation. Such reclassification had no impact on net income or shareholders' equity.

New Accounting Standard
-----------------------

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarized the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to apply SAB 101 in the fourth quarter of 2000 retroactively to the first quarter of 2000. The Company continues to review SAB 101 and at this time does not expect the adoption of SAB 101 to have any effect on its financial position or results of operations.

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


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

MATERIAL CHANGES IN FINANCIAL POSITION
--------------------------------------

Cash provided by operating activities of $17.7 million as shown on the Consolidated Statement of Cash Flows for the six months ended June 30, 2000, combined with cash on hand of $24.8 million as of December 31, 1999 allowed the Company to pay dividends, finance its capital expenditures and partially fund acquisitions. Net cash provided by operating activities decreased $19.5 million for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease reflects the increase in accounts receivable due to increased sales, primarily within the plastics and electric segments, and changes in other working capital items. Most of the $35.8 million increase in net cash used in investing activities was due to the acquisitions.
Net cash provided by financing activities increased by $30.8 million as a result of increased line of credit borrowings and debt to finance acquisitions. The Company and its subsidiaries have bank lines of credit totaling $59.0 million. As of June 30, 2000, $37.8 million was available in unused lines of credit, which could be used to supplement cash needs.

The Company estimates that funds internally generated net of forecasted dividend payments, combined with funds on hand, will be sufficient to meet sinking fund payments on First Mortgage Bonds and preferred stock redemption requirements in the next five years and to provide for its estimated 2000-2004 consolidated capital expenditures. Additional short-term or long-term financing will be required in the period 2000-2004 in connection with the maturity of long-term debt, in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, to fund additional acquisitions, or for other corporate purposes.

Diversified operations plant increased $12.7 million as a result of the acquisitions, purchases of tractors and trailers by the transportation company and increased investments in plant at the manufacturing and plastics companies. The $4.4 million increase in construction work in progress reflects the normal seasonal increase in work in progress at the electric utility. Goodwill associated with the acquisitions during 2000 is the reason for the $22.3 million increase in intangibles. Increased sales in the plastic, manufacturing and electric segments led to most of the $20.5 million increase in trade
accounts receivable.   The $7.5 million increase in inventory, materials
and operating supplies is due to the build up of inventory within the manufacturing and plastics segments to meet increased sales offset by a decrease in the inventory within the health services segment. The
$2.8 million decrease in accrued utility revenues reflects the reduction in unbilled utility revenues due to the seasonal change in weather. The timing of prepaid expenses in the manufacturing segment combined with an increase in prepaid expenses due to acquisitions led to a majority of the $3.0 million increase in other current assets.

The $15.0 million increase in long-term debt, sinking fund requirements and current maturities primarily reflects the financing for acquisitions. Normal seasonal increases in credit line usage at the Company's plastics, manufacturing and construction subsidiaries led to the $21.1 million increase in short-term debt. The $2.6 million decrease in other taxes accrued is the result of the timing of property tax payments due in the second quarter, most of which are paid to the State of Minnesota.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     Comparison of the Quarters Ended June 30, 2000 and 1999
     -------------------------------------------------------


                         Consolidated Results
                         --------------------

The Company recorded earnings per share of $0.36 for the quarter ended June 30, 2000 as compared to earnings per share of $0.28 for the quarter ended June 30, 1999. Total operating revenues were $133.7 million for the quarter ended June 30, 2000, up $21.3 million from the $112.4 million recorded for the quarter ended June 30, 1999.
Operating income increased $3.1 million from $14.6 million reported for the second quarter of 1999 to $17.7 million for the second quarter of 2000. The favorable second quarter results can be primarily attributed to strong results in the electric and plastics segments.

                          Electric Operations
                          -------------------

                                            Three months
                                               ended
                                              June 30,
                                           ---------------  Percentage
(in thousands)                              2000     1999     change
--------------------------------------------------------------------
Operating revenues                        $58,443  $55,232      5.8
Production fuel                             9,160    9,487     (3.4)
Purchased power                            12,690   11,473     10.6
Other operation and maintenance expenses   17,170   17,042       .8
Depreciation and amortization               5,530    5,442      1.6
Property taxes                              2,637    2,802     (5.9)
                                          -------  -------    ------
Operating income                          $11,256  $ 8,986     25.3
                                          =======  =======    ======

The increase in electric operating revenues for the quarter ended June 30, 2000, as compared to the same period in 1999, is due to a $1.8 million (4.5%) increase in retail revenue, an $882,000 (6.8%) increase in revenues from power pool sales and a $486,000 (27.0%) increase in other electric revenue.

The increase in retail revenue is primarily the result of a 3.6% increase in retail kwh sales combined with a 1.0% increase in revenue per kwh sold. Small commercial and industrial customers reflected the greatest increase in retail kwh sales for the quarter. The slight increase in revenue per kwh sold is due to an increase in cost-of-energy revenues as compared to the prior year's quarter offset by the partial refund of fuel costs as part of the arbitration settlement as discussed above in the notes to consolidated financial statements. The recovery of fuel and purchased power costs through the cost-of-energy adjustment mechanism in retail rates lags two to four months behind the incurrance of those costs which gave rise to the increase in cost-of-energy revenues for the second quarter.

The increase in revenues from power pool sales resulted from an 8.8% increase in revenue per kwh sold offset by a 4.9% decrease in kwh sold. Gross margins on power pool sales were 28.8% for the second quarter of 2000 as compared to 18.8% during 1999. The gross margin on power pool sales contributed $4.0 million to operating income for the quarter ended June 30, 2000 as compared to $2.4 million for the quarter ended June 30, 1999. The increase in other electric revenue primarily relates to the arbitration settlement.

Production fuel expenses decreased in the three months ended June 30, 2000, as compared to the three months ended June 30, 1999, primarily due to the arbitration settlement. The cost of purchased power increased due to a $1.9 million increase in the cost of purchased power for system use offset by a $661,000 decrease in the cost of purchased power for resale. Generation at the Company's steam generating plants declined 3.7% in the second quarter of 2000 as compared to 1999, due to scheduled overhauls at two of the steam generating plants.

Due to continued favorable investment results from the electric utility's funded pension plan, the Company recognized during the second quarter of 2000 a credit to expense of approximately $1.1 million for net periodic pension cost under Statement of Financial
Accounting Standard No. 87 - Employers' Accounting for Pensions.   In
addition a credit of $1.0 million was recorded to other operation and maintenance expenses as part of the arbitration settlement that recovered previously recorded arbitration expenses. These credits to expense partially offset the increases in other electric operation and maintenance expenses primarily due to increased labor costs and plant maintenance expenses related to the scheduled overhauls.


                          Plastics Operations
                          -------------------

                          Three months ended
                               June 30
                       -----------------------    Percentage
(in thousands)            2000         1999         change
------------------------------------------------------------
Operating revenues     $ 25,240     $  8,393         200.7
Cost of goods sold       18,740        6,281         198.4
Operating expenses        2,432        1,039         134.1
                       --------     --------       ---------
Operating income       $  4,068     $  1,073         279.1
                       ========     ========       =========

The increases in operating revenues, cost of goods sold, operating expenses and operating income are primarily due to the added volume associated with the acquisition of Vinyltech on January 1, 2000. The increase in operating revenue also reflects a 52.5% increase in average sales price per pound of pipe and an increase in pounds of pipe sold at the Company's other PVC pipe plant.


                      Health Services Operations
                      --------------------------

                          Three months ended
                               June 30,
                       -----------------------    Percentage
(in thousands)            2000         1999         change
------------------------------------------------------------
Operating revenues     $ 15,036     $ 16,211          (7.2)
Cost of goods sold       10,638       12,725         (16.4)
Operating expenses        1,987        1,967           1.0
                       --------     --------       ---------
Operating income       $  2,411     $  1,519          58.7
                       ========     ========       =========

The primary reason for the decrease in Health Services operating revenues and cost of goods sold for the quarter ended June 30, 2000 as compared to the same quarter in 1999, was the decline in equipment installations between the periods combined with a 7.2% decrease in the number of imaging scans performed this quarter as compared to the previous year's quarter. The average fee per scan remained basically unchanged between the periods.


                       Manufacturing Operations
                       ------------------------

                          Three months ended
                               June 30,
                       -----------------------   Percentage
(in thousands)            2000         1999        change
------------------------------------------------------------
Operating revenues     $ 16,583     $ 17,300         (4.1)
Cost of goods sold       13,020       13,383         (2.7)
Operating expenses        2,612        2,546          2.6
                       --------     --------       ---------
Operating income       $    951     $  1,371        (30.6)
                       ========     ========       =========


The decrease in operating revenues was primarily caused by one of the Company's manufacturing subsidiaries due to the depressed agricultural economy. The decrease in operating revenues at this subsidiary was partially offset by increases at the other manufacturing subsidiaries. Cost of goods sold did not decrease proportionally to operating revenues due to tightening margins at the metal parts stamping companies.


                       Other Business Operations
                       -------------------------

                          Three months ended
                               June 30,
                       -----------------------   Percentage
(in thousands)            2000         1999        change
------------------------------------------------------------
Operating revenues     $ 18,427     $ 15,261         20.7
Cost of goods sold        9,635        9,475          1.7
Operating expenses        9,749        4,131        136.0
                       --------     --------       ---------
Operating (loss )      $   (957)    $  1,655         --
                       ========     ========       =========


The primary reason for the increase in Other Business operating revenues for the quarter ended June 30, 2000, as compared to the same quarter in 1999, is the acquisition of a transportation company in
September 1999.   The increase in operating expenses is due to the
acquisition of the transportation company and an increase in unallocated corporate administrative and general expenses. Offsetting these revenue and expense increases is the absence of the operations in 2000 related to the radio stations, which were sold in October 1999 and a decrease in operating income from the Company's construction subsidiaries due to lower volumes of contract work between the quarters.

    Other Income and Deductions, Interest Charges, and Income Taxes
    ---------------------------------------------------------------

For the three months ended June 30, 2000, as compared to the same period in 1999, the majority of the $206,000 (65.0%) increase in other income and deductions is due to the awarding of Minnesota Conservation Improvement Program (CIP) financial incentives. The $561,000 (15.0%) increase in interest charges is due to an increase in long-term debt, higher average borrowing levels under the line of credit and higher interest rates on the line of credit between the periods. The increase in income taxes of $756,000 (18.7%) for the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999 is primarily due to the $2.8 million (24.7%) increase in income before taxes for the same comparable periods.



     Comparison of the Six Months Ended June 30, 2000 and 1999
     ---------------------------------------------------------

                         Consolidated Results
                         --------------------

The Company recorded earnings per share of $0.78 for the six months ended June 30, 2000 as compared to earnings per share of $0.64 for the six months ended June 30, 1999. Total operating revenues were $268.5 million for the six months ended June 30, 2000, up $44.6 million from the $223.9 million recorded for the six months ended June 30, 1999. Operating income increased $5.2 million from $32.3 million for the first half of 1999 to $37.5 million for the first half of 2000. Increased demand in the PVC pipe industry combined with the Company's January acquisition of Vinyltech more than offset the reduction in the operating income for manufacturing, health services and other business operations segments.


                          Electric Operations
                          -------------------

                                        Six months ended
                                            June 30,
                                      --------------------- Percentage
(in thousands)                           2000       1999      change
----------------------------------------------------------------------
Operating revenues                     $119,745   $117,951      1.5
Production fuel                          17,581     19,251     (8.7)
Purchased power                          26,611     23,365     13.9
Other operation and maintenance          34,425     34,793     (1.1)
expenses
Depreciation and amortization            11,052     10,864      1.7
Property taxes                            5,277      5,656     (6.7)
                                       --------   --------    -------
Operating income                       $ 24,799   $ 24,022      3.2
                                       ========   ========    =======

The increase in electric operating revenues for the six months ended June 30, 2000, as compared to the same period in 1999, is due to a $1.5 million (1.7%) increase in retail revenue combined with a $586,000 (17.3%) increase in other electric revenue offset by a decrease of $344,000 (1.5%) in revenues from power pool sales.

A 2.8% increase in retail kwh sales reduced by the partial refund of fuel costs as part of the arbitration settlement led to the increase in retail revenues. The increases in retail kwh sales came from the small commercial and industrial category. The increase in other electric revenue relates to the arbitration settlement combined with an increase in contract work done for other utilities.

The decrease in revenues from power pool sales is due to a 9.3% decrease in kwh sold partially offset by an 8.6% increase in revenue per kwh sold. Even though the quantity of power pool sales was lower for the six months ended June 30, 2000 compared to the same period in 1999, the gross margins on power pool sales increased from 15.2% to 23%. The increase in the gross margins was due to the increase in revenue per kwh sold combined with a reduction in cost of power sold. The gross margins on power pool sales contributed $5.2 million to operating income for the six months ended June 30, 2000 as compared to $3.5 million for the six months ended June 30, 1999.

Production fuel expenses decreased during the six months ended June 30, 2000, as compared to the same period in the prior year, primarily due to an 11.0% reduction in generation at the Company's plants due to maintenance outages. The cost of purchased power increased due to a $5.3 million increase in the cost of purchased power for system use offset by a $2.1 million decrease in the cost of purchased power for resale. The increase in purchased power for system use was to supplement the decrease in Company generation.

During the first six months of 2000 other electric operation and maintenance expenses reflect a credit of approximately $2.2 million for net periodic pension cost. In addition other electric operation and maintenance expenses reflects a credit of $1.0 million as part of the arbitration settlement that recovered previously recorded arbitration expenses. These credits to expense offset increases in other electric operation and maintenance expenses, primarily increased labor costs and plant maintenance costs due to scheduled overhauls.


                          Plastics Operations
                          -------------------

                           Six months ended
                                June 30
                       -------------------------  Percentage
(in thousands)            2000           1999       change
------------------------------------------------------------
Operating revenues     $ 51,603       $ 13,548       280.9
Cost of goods sold       38,035         10,478       263.0
Operating expenses        4,750          1,728       174.9
                       --------       --------     ---------
Operating income       $  8,818       $  1,342       557.1
                       ========       ========     =========

The acquisition of Vinyltech on January 1, 2000 is the primary driver behind the increases in operating revenues, cost of goods sold, operating expenses and operating income for the six months ended June 30, 2000 as compared to the same period in 1999. Strong demand within the PVC pipe industry also led to increased pipe sales at the Company's other pipe subsidiary. The average sales price per pound of pipe between the periods also increased 53.8%.


                      Health Services Operations
                      --------------------------

                           Six months ended
                               June 30,
                       ------------------------   Percentage
(in thousands)            2000           1999       change
------------------------------------------------------------
Operating revenues     $ 31,681       $ 33,833        (6.4)
Cost of goods sold       24,016         26,261        (8.5)
Operating expenses        4,206          4,040         4.1
                       --------       --------     ---------
Operating income       $  3,459       $  3,532        (2.1)
                       ========       ========     =========

Operating revenues and cost of goods sold decreased for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 due to the decline in equipment installations between the periods. Offsetting slightly the decline in equipment installations was a 5.4% increase in the number of imaging scans performed. The increase in the number of scans completed is due to the addition of more routes. The average fee per scan remained consistent between the two periods.


                       Manufacturing Operations
                       ------------------------

                           Six months ended
                               June 30,
                       ------------------------   Percentage
(in thousands)            2000          1999        change
------------------------------------------------------------
Operating revenues     $ 30,523      $ 30,885         (1.2)
Cost of goods sold       23,469        23,660         (0.8)
Operating expenses        5,429         5,062          7.3
                       --------       --------     ---------
Operating income       $  1,625      $  2,163        (24.9)
                       ========       ========     =========

The depressed agricultural economy is responsible for the overall decline in manufacturing operating income for the six months ended June 30, 2000 as compared to the same period in the prior year. Increased operating income for the manufacturing subsidiaries involved in metal stamping and the production of products for the auto body industry helped to offset the overall decline in operating income. Volume increases in sales are responsible for the increase in operating income at the metal stamping subsidiary and an increase in the average sales price per unit in the product produced for the auto body industry led to the increase in operating income for that subsidiary.


                       Other Business Operations
                       -------------------------

                            Six months ended
                                June 30,
                         ----------------------- Percentage
(in thousands)              2000         1999      change
------------------------------------------------------------
Operating revenues       $ 34,932     $ 27,665       26.3
Cost of goods sold         18,266       18,177        0.5
Operating expenses         17,867        8,255      116.4
                         --------     --------     ---------
Operating (loss) income  $ (1,201)    $  1,233       --
                         ========     ========     =========


The primary reason for the increase in Other Business operating revenues for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, is the acquisition of a transportation company in September 1999. The increase in operating expense is due to the acquisition of the transportation company and an increase in unallocated corporate administrative and general expenses. Partially offsetting these revenue and expense increases is the absence of operations in 2000 related to the radio stations, which were sold in October 1999.

    Other Income and Deductions, Interest Charges, and Income Taxes
    ---------------------------------------------------------------

For the six months ended June 30, 2000, as compared to the same period in 1999, other income and deductions increased $535,000 (79.6%) as a result of increased investment income and the awarding of CIP financial incentives. The $897,000 (12.2%) increase in interest charges is due to an increase in long-term debt, higher average borrowing levels under the line of credit and higher interest rates on the line of credit between the periods. The increase in income taxes of $1.7 million (18.0%) for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999 is primarily due to the $4.8 million (18.9%) increase in income before taxes for the same comparable periods.


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


                      PART II. OTHER INFORMATION
                      --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     The annual meeting of Shareholders of the Company was held on April 10, 2000, for the purpose of electing three nominees to the Board of Directors with terms expiring in 2003 and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:

                                 Shares             Shares Voted
     Election of Directors      Voted For         Withheld Authority
     ---------------------      ---------         ------------------

     Thomas M. Brown            9,783,729             117,790
     Maynard D. Helgaas         9,794,408             107,111
     Robert N. Spolum           9,801,348             100,171


                                 Shares          Shares         Shares
     Approval of Auditors       Voted For    Voted Against   Voted Abstain
     --------------------       ---------    -------------   -------------
     Deloitte & Touche LLP      9,732,657       65,375         103,487


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

a)  Exhibits:

   10 Deferred Compensation Plan for Directors, as amended and restated, June 21, 2000.

   27  Financial Data Schedule

b)  Reports on Form 8-K.

   No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2000.


                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         OTTER TAIL POWER COMPANY


                         By:       /S/John Erickson
                            --------------------------------
                                      John Erickson
            Executive Vice President, Chief Financial Officer, and Treasurer
                               (Chief Financial Officer/Authorized Officer)

Dated:  August 11, 2000
        ---------------