Form 10-Q
period 2000-09-30
OTTER TAIL POWER CO
filed 2000-11-14
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
 For the quarterly period ended  SEPTEMBER 30, 2000
                                      OR

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

          November 1, 2000 - 23,852,102 Common Shares ($5 par value)



                           OTTER TAIL POWER COMPANY
                           ------------------------
                                    INDEX
                                    -----


PART I. FINANCIAL INFORMATION                                        Page No.
                                                                     --------
  Item 1. Financial Statements

    Consolidated Balance Sheets - September 30, 2000 (Unaudited)
    and December 31, 1999                                              2 & 3

    Consolidated Statements of Income - Three and Nine Months
    Ended September 30, 2000 and 1999 (Unaudited)                          4

    Consolidated Statements of Cash Flows - Nine Months
    Ended September 30, 2000 and 1999 (Unaudited)                          5

    Notes to Consolidated Financial Statements (Unaudited)               6-9

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9-16

  Item 3. Quantitative and Qualitative Disclosures about
          Market Risk                                                     17


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                17


SIGNATURES                                                                17



                               PART I.  FINANCIAL INFORMATION
                               ------------------------------

Item 1.  FINANCIAL STATEMENTS
         --------------------

                                  OTTER TAIL POWER COMPANY
                                 CONSOLIDATED BALANCE SHEETS

                                       -ASSETS-
                                                          SEPTEMBER 30,   DECEMBER 31,
                                                             2000            1999
                                                          -------------   ------------
                                                           (Unaudited)
                                                              (Thousands of dollars)
PLANT:
Electric plant in service                                  $ 789,681       $ 779,037
Diversified operations                                       115,927          99,558
                                                           ---------       ---------
       TOTAL                                                 905,608         878,595
Less accumulated depreciation and amortization               405,140         386,618
                                                           ---------       ---------
                                                             500,468         491,977
Construction work in progress                                 13,469          10,979
                                                           ---------       ---------
       NET PLANT                                             513,937         502,956
                                                           ---------       ---------
INVESTMENTS                                                   18,356          19,502
                                                           ---------       ---------
INTANGIBLES -- NET                                            44,744          23,311
                                                           ---------       ---------
OTHER ASSETS                                                   8,565           6,141
                                                           ---------       ---------
CURRENT ASSETS:
Cash and cash equivalents                                      4,796          24,762
Accounts receivable:
   Trade - net                                                61,461          40,685
   Other                                                       5,210           5,616
Inventory, fuel, materials and operating supplies             39,322          30,137
Deferred income taxes                                          3,034           3,123
Accrued utility revenues                                       6,966           9,923
Other                                                          7,170           5,690
                                                           ---------       ---------
       TOTAL CURRENT ASSETS                                  127,959         119,936
                                                           ---------       ---------

DEFERRED DEBITS:
Unamortized debt expense and reacquisition premiums            2,902           3,251
Regulatory assets                                              3,990           4,111
Other                                                          1,148           1,580
                                                           ---------       ---------
       TOTAL DEFERRED DEBITS                                   8,040           8,942
                                                           ---------       ---------
           TOTAL                                           $ 721,601       $ 680,788
                                                           =========       =========

                See accompanying notes to consolidated financial statements

                                           - 2 -


                             OTTER TAIL POWER COMPANY
                            CONSOLIDATED BALANCE SHEETS

                                  -LIABILITIES-

                                                        SEPTEMBER 30,     DECEMBER 31,
                                                            2000             1999
                                                        -------------     ------------
                                                         (Unaudited)
                                                             (Thousands of dollars)
CAPITALIZATION
Common shares, par value $5 per share
  authorized 50,000,000 shares;
  outstanding 2000 and 1999 -- 23,849,974                $  119,250        $   119,250
Premium on common shares                                          -                  -
Unearned compensation                                          (226)              (301)
Retained earnings                                           137,019            126,744
                                                         ----------        -----------
       TOTAL                                                256,043            245,693

Cumulative preferred shares
  authorized 1,500,000 shares without par value;
  outstanding  2000 and 1999 -- 335,000 shares
       Subject to mandatory redemption                       18,000             18,000
       Other                                                 15,500             15,500

Cumulative preference shares - authorized 1,000,000
  shares without par value;  outstanding - none                    -                 -

Long-term debt - net                                        187,251            176,437
                                                         ----------        -----------
       TOTAL CAPITALIZATION                                 476,794            455,630
                                                         ----------        -----------

CURRENT LIABILITIES
Short-term debt                                              15,562                  -
Sinking fund requirements and current maturities              8,287              5,948
Accounts payable                                             44,041             39,343
Accrued salaries and wages                                    8,759              6,197
Federal and state income taxes accrued                        6,025              8,153
Other taxes accrued                                           8,706             10,818
Interest accrued                                              2,285              3,266
Other                                                         3,287              3,589
                                                         ----------        -----------
       TOTAL CURRENT LIABILITIES                             96,952             77,314
                                                         ----------        -----------

NONCURRENT LIABILITIES                                       28,363             26,514
                                                         ----------        -----------
DEFERRED CREDITS
Accumulated deferred income taxes                            86,905             87,972
Accumulated deferred investment tax credit                   15,431             16,295
Regulatory liabilities                                       10,845             11,359
Other                                                         6,311              5,704
                                                         ----------        -----------
       TOTAL DEFERRED CREDITS                               119,492            121,330
                                                         ----------        -----------
           TOTAL                                         $  721,601        $   680,788
                                                         ==========        ===========


                See accompanying notes to consolidated financial statements

                                          -3-


                                            OTTER TAIL POWER COMPANY
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                             2000             1999            2000             1999
                                                        ------------     ------------    ------------     ------------
                                                                 (in thousands, except share and per share amounts)
OPERATING REVENUES
Electric                                                $    65,514      $    60,860      $  185,259       $  178,811
Plastics                                                     19,787           10,682          71,390           24,230
Health services                                              16,649           15,279          48,330           49,112
Manufacturing                                                20,036           15,568          50,559           46,453
Other business operations                                    21,648           21,230          56,580           48,895
                                                        -----------      -----------     -----------       ----------
    Total operating revenues                                143,634          123,619         412,118          347,501

OPERATING EXPENSES
Production fuel                                               9,691            8,930          27,272           28,181
Purchased power                                              15,750           12,889          42,361           36,254
Other electric operation and maintenance expenses            19,471           19,182          53,896           53,975
Cost of goods sold                                           56,145           43,579         159,931          122,155
Other nonelectric expenses                                   13,743           11,000          43,425           28,438
Depreciation and amortization                                 7,030            6,326          20,651           18,835
Property taxes                                                2,610            2,852           7,888            8,510
                                                        -----------      -----------     -----------       ----------
    Total operating expenses                                124,440          104,758         355,424          296,348

OPERATING INCOME
Electric                                                     12,392           11,581          37,191           35,603
Plastics                                                      1,453            1,520          10,271            2,862
Health services                                               1,758              567           5,217            4,099
Manufacturing                                                 1,460            1,047           3,085            3,210
Other business operations                                     2,131            4,146             930            5,379
                                                        -----------      -----------     -----------       ----------
                                                             19,194           18,861          56,694           51,153

OTHER INCOME AND DEDUCTIONS - NET                               358              651           1,565            1,323
INTEREST CHARGES                                              4,265            3,722          12,509           11,069
                                                        -----------      -----------     -----------       ----------
INCOME BEFORE INCOME TAXES                                   15,287           15,790          45,750           41,407
INCOME TAXES                                                  4,685            5,410          15,571           14,632
                                                        -----------      -----------     -----------       ----------
NET INCOME                                                   10,602           10,380          30,179           26,775
Preferred dividend requirements                                 470              579           1,409            1,758
                                                        -----------      -----------     -----------      -----------
EARNINGS AVAILABLE FOR COMMON SHARES                    $    10,132      $     9,801     $    28,770      $    25,017
                                                        ===========      ===========     ===========      ===========

Basic earnings per common share:                        $      0.42      $      0.41     $      1.21      $      1.05
Diluted earnings per common share:                      $      0.42      $      0.41     $      1.20      $      1.05

Average number of common shares outstanding - basic      23,849,974       23,849,753      23,849,974       23,824,920
Average number of common shares outstanding - diluted    23,923,312       23,892,506      23,897,705       23,844,824

Dividends per common share                                   $0.255          $0.2475          $0.765          $0.7425


                               See accompanying notes to consolidated financial statements

                                                         -4-


                                 OTTER TAIL POWER COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                           2000         1999
                                                                        ----------    --------
                                                                        (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $ 30,179    $ 26,775
    Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                                       27,597      26,608
        Deferred investment tax credit - net                                  (864)       (870)
        Deferred income taxes                                               (1,372)     (1,910)
        Change in deferred debits and other assets                          (1,744)        687
        Change in noncurrent liabilities and deferred credits                2,455       2,829
        Allowance for equity (other) funds used during construction           (262)        (38)
        (Gains)/Losses from investments and disposal of noncurrent assets      492         (38)
    Cash provided by (used for) current assets & current liabilities:
        Change in receivables, materials and supplies                      (22,431)        284
        Change in other current assets                                       3,322       5,641
        Change in payables and other current liabilities                     1,822       1,754
        Change in interest and income taxes payable                         (3,109)      2,923
                                                                          --------    --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                       36,085      64,645

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                               (32,826)    (26,170)
        Proceeds from disposal of noncurrent assets                          1,383       1,099
        Purchase of businesses, net of cash acquired                       (34,194)    (16,000)
        Change in other investments                                            854        (813)
                                                                          --------    --------
            NET CASH USED IN INVESTING ACTIVITIES                          (64,783)    (41,884)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Change in short-term debt - net                                     15,562        (824)
        Proceeds from issuance of common stock                                   -       1,719
        Proceeds from issuance of long-term debt                            18,905      13,752
        Payments for retirement of long-term debt                           (5,832)     (3,840)
        Redemption of preferred stock                                            -      (5,331)
        Dividends paid                                                     (19,903)    (19,448)
                                                                          --------    --------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              8,732     (13,972)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (19,966)      8,789

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            24,762       3,919
                                                                          --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  4,796    $ 12,708
                                                                          ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest and income taxes:
    Interest (net of amount capitalized)                                  $ 11,488    $ 11,309
    Income taxes                                                          $ 19,971    $ 13,601

                  See accompanying notes to consolidated financial statements

                                            - 5 -


                       OTTER TAIL POWER COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------
                               (Unaudited)

The Company, in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for the periods. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended
December 31, 1999, 1998, and 1997 included in the Company's 1999
Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, the earnings for the three- and nine-month periods ended September 30, 2000, should not be taken as an indication of earnings for all or any part of the balance of the year.

Common Shares and Earnings per Share
------------------------------------

On April 10, 2000 the Board of Directors granted 344,000 stock options to executives and key management employees and 16,000 stock options to outside directors under the 1999 Stock Incentive Plan (Incentive
Plan). The exercise price of the stock options is equal to the fair
market value per share at the date of the grant.   The options granted
to outside directors are exercisable immediately, and all other options vest ratably over a four-year period. The options expire ten years after the date of the grant. In addition 11,116 shares of restricted stock were issued under the Incentive Plan during the quarter ended March 31, 2000. As of September 30, 2000 a total of 794,212 options were outstanding and a total of 13,414 shares of restricted stock had been issued under the Incentive Plan. A total of 2,600,000 shares of the Company's common stock are available for granting of awards under the Incentive Plan. The Company accounts for the Incentive Plan under Accounting Principles Board Opinion No. 25.

The Company issued 89,238 common shares for the nine months ended September 30, 1999 under its Automatic Dividend Reinvestment and Share Purchase Plan. The Company currently purchases the common shares needed for this plan from the open market instead of issuing new shares.

Under the 1999 Employee Stock Purchase Plan (Purchase Plan) 53,630 common shares were purchased from the open market during 2000. The Purchase Plan allows eligible participants to purchase the Company's common shares at 85% of the lower market price at either the beginning or the end of each six-month purchase period. A total of 400,000 shares of the Company's common stock are available for purchase by participants under the Purchase Plan.

Basic earnings per common share are calculated by dividing earnings available for common shares by the average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options using the treasury stock method.

Comprehensive Income
--------------------

Net income of $10.6 million and $30.2 million was the only element of comprehensive income for the three and nine months ended September 30, 2000, respectively.

Elements of comprehensive income for the three-month period ended September 30, 1999, include net income of $10.4 million along with a $610,000 (net of $401,000 in deferred taxes) reduction in accumulated other comprehensive income related to the reversal of previously recorded unrealized gains on "available-for-sale" securities which were sold during the third quarter of 1999. Comprehensive income for the nine-month period ended September 30, 1999, includes net income of $26.8 million along with a $297,000 (net of $210,000 in deferred taxes) reduction in accumulated other comprehensive income related to the reversal of previously recorded unrealized gains on "available-for-sale" securities which were sold during the third quarter of 1999.

Arbitration Settlement
----------------------

During the second quarter of 2000, the Minnesota, South Dakota and North Dakota utility regulatory agencies approved the accounting treatment of settlement proceeds related to the Knife River coal contract arbitration. The settlement proceeds of $3.2 million (including interest) had been recorded as a liability on the balance sheet since 1999 pending regulatory approval. The approval allowed the Company to recover arbitration costs of $1.0 million that had been previously expensed and to recognize as income $308,000 of fuel cost savings applicable to wholesale power pool sales. The remaining $1.9 million represents a reduction of fuel costs that are being returned to the Company's electric retail customers through the cost of energy adjustment clause from May 2000 through October 2000.

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

The Company's business operations are broken down into five segments based on products and services. Electric operations include the electric utility only and are based in Minnesota, North Dakota, and South Dakota. Plastics operations consists of businesses involved in the production of PVC pipe in the Upper Midwest and Southwest regions of the United States. Health services operations consists of businesses involved in the sale, service, rental, refurbishing and operation of medical imaging equipment and the sale of related supplies and accessories to various medical institutions located in 20 states. Manufacturing operations are made up of businesses involved in the production of agricultural equipment, frame-straightening equipment and accessories for the auto body shop industry, contract machining, and metal parts stamping and fabrication located primarily in the Upper Midwest. Other business operations consists of businesses diversified in such areas as electrical and telephone construction contracting, transportation, telecommunications, energy services, natural gas marketing and corporate administrative and general expenses that are not allocated to other segments. The electrical and telephone construction contracting companies, and energy services and natural gas marketing business operate primarily in the Upper Midwest. The telecommunications companies operate in central and northeast Minnesota and the transportation company operates in 48 states and 6 Canadian provinces. The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital.


                           Operating Income
                           ----------------

                              Three months ended       Nine months ended
                                 September 30,           September 30,
                             --------------------     --------------------
(in thousands)                  2000       1999         2000       1999
--------------------------------------------------------------------------
  Electric                   $ 12,392   $ 11,581     $ 37,191   $ 35,603
  Plastics                      1,453      1,520       10,271      2,862
  Health Services               1,758        567        5,217      4,099
  Manufacturing                 1,460      1,047        3,085      3,210
  Other Business Operations     2,131      4,146          930      5,379
                             --------   --------     --------   --------
      Total	                 $ 19,194   $ 18,861     $ 56,694   $ 51,153
                             ========   ========     ========   ========


                  Identifiable Assets
                  -------------------

                                  As of             As of
                               September 30,     December 31,
(in thousands)                    2000              1999
-------------------------------------------------------------
  Electric                      $ 520,828         $ 524,012
  Plastics                         56,759            15,979
  Health Services	                 32,729            29,542
  Manufacturing                    44,474            30,853
  Other Business Operations        66,811            80,402
                                ---------         ---------
      Total	                    $ 721,601         $ 680,788
                                =========         =========

Substantially all sales and long-lived assets of the Company are within the United States.

Intangible assets
-----------------

The majority of the Company's intangible assets consist of goodwill, net of amortization, associated with the acquisition of subsidiaries. The Company periodically evaluates the recovery of intangible assets. Due to changing market conditions the Company is currently evaluating the assets of a subsidiary acquired by Otter Tail Energy Services in 1998. The net amount of goodwill related to this acquisition as of September 30, 2000 was $1.9 million. Should the review indicate that a portion of the goodwill is not recoverable, the Company's carrying value of the goodwill would be reduced.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to 2000 presentation. Such reclassification had no impact on net income, shareholders' equity or cash flows provided from operations.

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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for contracts. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001 and is currently determining the impact of SFAS 133. The implementation team is in the process of inventorying potential derivatives and addressing other SFAS 133 issues. It appears that most potential derivatives would qualify as normal purchase and sale contracts. All necessary documentation will be completed by the implementation date. Although all of the steps to implement SFAS 133 have not yet been completed, the Company does not expect a material impact on consolidated results of operations and financial position. This statement should have no impact on consolidated cash flows.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -------------------------

MATERIAL CHANGES IN FINANCIAL POSITION
--------------------------------------

Cash provided by operating activities of $36.1 million as shown on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2000, combined with cash on hand of $24.8 million as of December 31, 1999 allowed the Company to pay dividends, finance its capital expenditures and partially fund acquisitions. Net cash provided by operating activities decreased $28.6 million for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease reflects the increase in accounts receivable due to increased sales, primarily within the plastics and electric segments, and changes in other working capital items. Most of the $22.9 million increase in net cash used in investing activities was due to the acquisitions. Net cash provided by financing activities increased by $22.7 million as a result of increased line of credit borrowings and debt to finance acquisitions. The Company and its subsidiaries have bank lines of credit totaling $59.0 million. As of September 30, 2000, $43.4 million was available in unused lines of credit, which could be used to supplement cash needs.

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

Diversified operations plant increased $16.4 million as a result of the acquisitions, purchases of tractors and trailers by the transportation company and increased investments in plant at the manufacturing and plastics companies. Goodwill associated with the acquisitions during 2000 is the reason for the $21.4 million increase in intangibles. The $2.4 million increase in other assets reflects a growing pension asset related to the recognition of net periodic pension credits under Statement of Financial Accountant Standard No. 87 - Employers' Accounting for Pensions (SFAS 87). Increased sales in the plastic, manufacturing and electric segments led to most of the
$20.8 million increase in trade accounts receivable.   The $9.2
million increase in inventory, fuel, materials and operating supplies primarily reflects an increase in inventory within the plastics and manufacturing segments due to increases in raw material prices and predicted sales volumes. The $3.0 million decrease in accrued utility revenues reflects the reduction in unbilled utility revenues due to the seasonal change in weather.

The $13.2 million increase in long-term debt, sinking fund requirements and current maturities primarily reflects the financing for acquisitions. Normal seasonal increases in credit line usage at the Company's plastics, manufacturing and construction subsidiaries led to the $15.6 million increase in short-term debt. The acquisition of Vinyltech is the primary reason for the $4.7 million increase in accounts payable. The accrual of employee benefits and incentives led to the $2.6 million increase in accrued salaries and wages. The $2.1 million decreases in both federal and state income taxes accrued and other taxes accrued are the result of the timing of tax payments.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     Comparison of the Quarters Ended September 30, 2000 and 1999
     ------------------------------------------------------------

                         Consolidated Results
                         --------------------

The Company recorded diluted earnings per share of $0.42 for the quarter ended September 30, 2000 as compared to diluted earnings per share of $0.41 for the quarter ended September 30, 1999. Total operating revenues were $143.6 million for the quarter ended
September 30, 2000, up $20.0 million from $123.6 million recorded for the quarter ended September 30, 1999. Operating income increased $333,000 from $18.9 million reported for the third quarter of 1999 to $19.2 million for the third quarter of 2000. The favorable third quarter results can be primarily attributed to strong results in the health services and electric segments offset by decreased operating income from other business operations.


                           Electric Operations
                           -------------------

                                             Three months ended
                                               September 30,
                                            --------------------   Percentage
(in thousands)                                2000         1999      Change
-----------------------------------------------------------------------------
Operating revenues                          $ 65,514    $ 60,860       7.6
Production fuel                                9,691       8,930       8.5
Purchased power                               15,750      12,889      22.2
Other operation and maintenance expenses      19,471      19,182       1.5
Depreciation and amortization	                 5,600       5,427       3.2
Property taxes                                 2,610       2,851      (8.5)
                                            --------    --------      -----
Operating income                            $ 12,392    $ 11,581       7.0
                                            ========    ========      =====

The increase in electric operating revenues for the three months ended September 30, 2000, as compared to the same period in 1999, is due to a $2.8 million (17.1%) increase in revenues from power pool sales, a $1.1 million (108.6%) increase in other electric revenue and a $747,000 (1.7%) increase in retail revenue.

The increase in revenues from power pool sales resulted from a 66% increase in kilowatt-hours (kwh) sold offset by a 33% decrease in revenue per kwh sold. Gross margins from power pool sales increased 2.7% for the third quarter of 2000 as compared to the third quarter of 1999. As a result of higher availability and increased generation from the Company's steam plants, the Company was able to increase the gross margins from power pool sales despite milder weather and less volatile sales prices in the MAPP area during the summer of 2000.

The increase in other electric revenue primarily reflects an increase in MAPP transmission service revenues resulting from the recording of a $530,000 FERC-ordered refund of certain transmission service charges in July 1999.

The increase in retail revenue is primarily the result of a 1.7% increase in revenue per kwh sold. Kwh sold to retail customers were essentially the same between the quarters. Increases in kwh sales to residential and small commercial customers offset a decrease in kwh sales to industrial customers and also resulted in the slight increase in revenue per kwh sold as compared to the prior year's quarter, offset by the refund of fuel costs as part of the arbitration settlement discussed above in the notes to consolidated financial statements.

Production fuel expenses increased in the three months ended September 30, 2000, as compared to the three months ended September 30, 1999, as a result of a 16.4% increase in kwh generated at the Company's steam plants, combined with a 4.9% increase in fuel cost per kwh generated, offset by a reduction in fuel costs due to the arbitration settlement.

The cost of purchased power increased due to a 24.2% increase in kwh purchased offset slightly by a 1.6% decrease in cost per kwh purchased.

Due to continued favorable investment results from the electric utility's funded pension plan, the Company recognized during the third quarter of 2000 a credit to expense of approximately $1.1 million for net periodic pension cost under SFAS 87. This credit to expense partially offset the increases in other electric operation and maintenance expenses related to increased labor costs.


                        Plastics Operations
                        -------------------

                        Three months ended
                           September 30,
                        -------------------    Percentage
(in thousands)            2000       1999        Change
----------------------------------------------------------
Operating revenues      $ 19,787   $ 10,682       85.2
Cost of goods sold        16,422      8,169      101.0
Operating expenses         1,912        993       92.5
                        --------   --------      ------
Operating income        $  1,453   $  1,520       (4.4)
                        ========   ========      ======

The acquisition of Vinyltech on January 1, 2000 is the primary driver behind the increases in operating revenues, cost of goods sold, and operating expenses for the three months ended September 30, 2000 as compared to the same period in 1999. Operating revenues increased as a result of an increase in pounds of PVC pipe sold combined with an increase in average sales price per pound.

During the third quarter of 2000, the plastics operations experienced a general slowing of the economy and a reduction of both resin and pipe prices which resulted in a decrease in demand and gross margins
compared to the first half of the year.   The Company also believes
the reduction in short-term demand is due in part to our distributors reluctance to purchase pipe for inventory while pipe prices are declining.


                    Health Services Operations
                    --------------------------

                        Three months ended
                           September 30,
                        -------------------    Percentage
(in thousands)            2000       1999        Change
----------------------------------------------------------
Operating revenues      $ 16,649   $ 15,279        9.0
Cost of goods sold        12,432     12,631       (1.6)
Operating expenses         2,459      2,081       18.2
                        --------   --------     -------
Operating income        $  1,758   $    567      210.1
                        ========   ========     =======

Health services operating revenues increased due to a 20.0% increase in the number of scans performed, combined with a 1.8% increase in average fee per scan during the quarter ended September 30, 2000 as compared to the same quarter in 1999. Operating revenues related to the sale and servicing of diagnostic medical imaging equipment declined 4.4%. Cost of goods sold declined as a result of the reduction in equipment sales and services offset by increased costs due to more scans. Operating expenses increased as a result of the increase in sales volume and reflects the acquisition of PXE on June 1, 2000.


                     Manufacturing Operations
                     ------------------------

                        Three months ended
                           September 30,
                        -------------------     Percentage
(in thousands)            2000      1999          Change
----------------------------------------------------------
Operating revenues      $ 20,036  $ 15,568         28.7
Cost of goods sold        15,413    11,461         34.5
Operating expenses         3,163     3,060          3.4
                        --------  --------        ------
Operating income        $  1,460  $  1,047         39.4
                        ========  ========        ======

Operating revenues for the manufacturing operations increased at all four of the manufacturing subsidiaries for the quarter ended September 30, 2000, as compared to the same quarter in 1999, due in part to sales volume increases. The increases in cost of goods sold and operating expenses reflect the cost increases resulting from higher sales volumes.


                      Other Business Operations
                      -------------------------

                        Three months ended
                           September 30,
                        -------------------     Percentage
(in thousands)            2000       1999         Change
----------------------------------------------------------
Operating revenues      $ 21,648   $ 21,230         2.0
Cost of goods sold        11,878     11,318         4.9
Operating expenses         7,639      5,766        32.5
                        --------   --------       ------
Operating income        $  2,131   $  4,146       (48.6)
                        ========   ========       ======

Increased operating revenues from the transportation and energy services subsidiaries offset the decreases in operating revenues from the construction and telecommunication subsidiaries and the lost revenues from the radio stations which were sold in October, 1999. The increase in cost of goods sold reflects increased sales volumes at the energy services subsidiary offset by decreases at the construction subsidiaries. Increased operating expenses at the transportation subsidiary offset by the absence of operating expenses from the radio stations were the main causes of the increase in operating expenses.

The increases in operating revenues and expenses from the transportation subsidiary are a result of the acquisition that occurred September 1, 1999. The increase in expenses is also due to the significant increase in fuel costs during 2000 as compared to 1999. The increases in revenues and costs of goods sold for the energy services subsidiary is due to increased sales from its lighting division. The decrease in revenues from the telecommunication subsidiary reflects the gain from the sale of certain investments during the third quarter of 1999. The decrease in operating revenues and cost of goods sold for the construction subsidiaries reflects the lower volumes of contracted work between the periods.


                   Interest Charges and Income Taxes
                   ---------------------------------

The $543,000 (14.6%) increase in interest charges is due to an increase in long-term debt, higher average borrowing levels under the line of credit and higher interest rates on the line of credit between the periods. The decrease in income taxes of $725,000 (13.4%) for the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999 is largely due to lower income before taxes for the same comparable periods.


    Comparison of the Nine Months Ended September 30, 2000 and 1999
    ---------------------------------------------------------------

                          Consolidated Results
                          --------------------

The Company recorded diluted earnings per share of $1.20 for the nine months ended September 30, 2000 as compared to diluted earnings per share of $1.05 for the nine months ended September 30, 1999. Total operating revenues were $412.1 million for the nine months ended September 30, 2000, up $64.6 million from the $347.5 million recorded for the nine months ended September 30, 1999. Operating income increased $5.5 million from $51.2 million for the first nine months of 1999 to $56.7 million for the comparable period of 2000. Increased earnings from plastic operations, primarily due to the Company's January 2000 acquisition of Vinyltech, along with an increase in gross margins from health services and power pool sales in electric operations, more than offset the reduction in the operating income from manufacturing and other business operations segments.


                           Electric Operations
                           -------------------

                                              Nine months ended
                                                September 30,
                                            --------------------   Percentage
(in thousands)                                 2000         1999     Change
-----------------------------------------------------------------------------
Operating revenues                          $ 185,259    $ 178,811     3.6
Production fuel                                27,272       28,181    (3.2)
Purchased power                                42,361       36,254    16.8
Other operation and maintenance expenses       53,896       53,975     (.1)
Depreciation and amortization                  16,652       16,291     2.2
Property taxes                                  7,887        8,507    (7.3)
                                            ---------    ---------    -----
Operating income                            $  37,191    $  35,603     4.5
                                            =========    =========    =====

The increase in electric operating revenues for the nine months ended September 30, 2000, as compared to the same period in 1999, is due to a $2.5 million (6.2%) increase in revenues from power pool sales, a $2.3 million (1.7%) increase in retail revenue, and a $1.7 million (38.3%) increase in other electric revenue.

The increase in revenues from power pool sales resulted from a 9.0% increase in kwh sold offset by a 2.5% decrease in revenue per kwh sold. Gross margins from power pool sales increased 19.6% for the nine months ended September 30, 2000 as compared to the same period in 1999. Although weather was milder and there was less price volatility in the MAPP area during 2000 as compared to 1999, the Company was able to increase the gross margins from power pool sales by increasing our marketing activities in the wholesale power market.

An increase of 1.8% in retail kwh sales led to the increase in retail revenues. Revenue per kwh sold was essentially the same for the comparable nine-month periods. The increases in retail kwh sales came from the small commercial and industrial category.

The $1.7 million increase in other electric revenue reflects an increase in MAPP transmission services revenues resulting from the recording of a FERC-ordered refund of certain transmission service charges in July 1999, combined with an increase in contract work done during 2000 for other utilities and revenue recorded related to the arbitration settlement discussed above in the notes to consolidated financial statements.

Despite a 6.0% increase in fuel cost per kwh produced, production fuel expenses decreased due to a 2.7% reduction in generation at the Company's plants related to maintenance outages early in the year and the effect of recording the arbitration settlement.

The cost of purchased power increased $6.1 million as a result of a 13.1% increase in the volume of electricity purchased combined with a 3.3% increase in the cost per kwh purchased. The increase in purchased power was to supplement Company generation during maintenance outages in the first half of 2000.

During the first nine months of 2000 other electric operation and maintenance expenses reflect a credit of approximately $3.0 million for net periodic pension cost. In addition other electric operation and maintenance expenses reflects a credit of $1.0 million as part of the arbitration settlement that recovered previously recorded arbitration expenses. These credits to expense offset increases in other electric operation and maintenance expenses, primarily increased labor costs and plant maintenance costs due to scheduled overhauls.


                        Plastics Operations
                        -------------------

                         Nine months ended
                           September 30,
                        -------------------    Percentage
(in thousands)            2000       1999        Change
----------------------------------------------------------

Operating revenues      $ 71,390   $ 24,230       194.6
Cost of goods sold        54,457     18,648       192.0
Operating expenses         6,662      2,720       144.9
                        --------   --------      -------
Operating income        $ 10,271   $  2,862       258.9
                        ========   ========      =======

The acquisition of Vinyltech on January 1, 2000 is the primary driver behind the increases in operating revenues, cost of goods sold, operating expenses and operating income for the nine months ended September 30, 2000 as compared to the same period in 1999. Strong demand within the PVC pipe industry during the first half of the year also led to increased pipe sales at the Company's other pipe subsidiary. The average sales price per pound of pipe between the periods increased 43.9%.


                        Health Services Operations
                        --------------------------

                         Nine months ended
                           September 30,
                        -------------------    Percentage
(in thousands)            2000       1999        Change
----------------------------------------------------------
Operating revenues      $ 48,330   $ 49,112       (1.6)
Cost of goods sold        36,448     38,892       (6.3)
Operating expenses         6,665      6,121        8.9
                        --------   --------      ------
Operating income        $  5,217   $  4,099       27.3
                        ========   ========      ======

Operating revenues and cost of goods sold decreased for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 due to the decline in equipment installations between the periods. Offsetting the decline in equipment installations was a 10.2% increase in the number of imaging scans performed. The increase in the number of scans completed is due to the addition of more routes. The average fee per scan increased 1.1% between the two periods. Operating expenses increased as a result of the increase in sales volume and reflects the acquisition of PXE on June 1, 2000.


                        Manufacturing Operations
                        ------------------------

                         Nine months ended
                           September 30,
                        -------------------     Percentage
(in thousands)           2000        1999         Change
----------------------------------------------------------
Operating revenues      $ 50,559  $ 46,453         8.8
Cost of goods sold        38,882    35,121        10.7
Operating expenses         8,592     8,122         5.8
                        --------  --------        -----
Operating income        $  3,085  $  3,210        (3.9)
                        ========  ========        =====

The depressed agricultural economy is responsible for the overall decline in manufacturing operating income for the nine months ended September 30, 2000 as compared to the same period in the prior year. Increased operating income for the manufacturing subsidiaries involved in metal stamping and the production of products for the auto body industry helped to offset the decline in operating income from the agricultural equipment manufacturing subsidiary. Volume increases in sales are responsible for the increase in operating income at the metal stamping subsidiary and an increase in the average sales price per unit in the product produced for the auto body industry led to the increase in operating income for that subsidiary.


                      Other Business Operations
                      -------------------------

                         Nine months ended
                           September 30,
                        -------------------       Percentage
(in thousands)           2000        1999           Change
------------------------------------------------------------
Operating revenues      $ 56,580   $ 48,895          15.7
Cost of goods sold        30,144     29,494           2.2
Operating expenses        25,506     14,022          81.9
                        --------   --------        -------
Operating income        $    930   $  5,379         (82.7)

Increased operating revenues from the transportation and energy services subsidiaries offset the decreases in operating revenues from the construction and telecommunication subsidiaries and the lost revenues from the radio stations which were sold in October 1999. The majority of the revenue increase for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, is the result of the acquisition of a transportation company in September
1999. The increase in operating expense is due to the acquisition of the transportation company and an increase in unallocated corporate administrative and general expenses offset by the absence of expenses from the radio stations.


                    Interest Charges and Income Taxes
                    ---------------------------------

The $1.4 million (13.0%) increase in interest charges is due to an increase in long-term debt, higher average borrowing levels under the line of credit and higher interest rates on the line of credit between the periods. The increase in income taxes of $939,000 (6.4%) for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999 is primarily due to the $4.3 million (10.5%) increase in income before taxes for the same comparable periods.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Company does not have material market risk exposure related to foreign currency exchange rate risk, commodity price risk or interest rate risk.


                        PART II.  OTHER INFORMATION
                        ---------------------------


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

a)  Exhibits:

    27  Financial Data Schedule

b)  Reports on Form 8-K.

    No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2000.


                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           OTTER TAIL POWER COMPANY


                           By:       /S/John Erickson
                              ----------------------------------
                                        John Erickson
            Executive Vice President, Chief Financial Officer, and Treasurer
                      (Chief Financial Officer/Authorized Officer)


Dated:  November 14, 2000
        -----------------