Form 10-K405
period 2000-12-31
OTTER TAIL POWER CO
filed 2001-03-27
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

(Mark One)   (X)    Annual Report pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
                    For the fiscal year ended December 31, 2000
                                     OR
             ( )    Transition Report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.
          $599,094,823 as of March 2, 2001

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:
      24,307,106 Common Shares ($5 par value) as of March 2, 2001.

Documents Incorporated by Reference:
   2000 Annual Report to Shareholders-Portions incorporated
      by reference into Parts I and II
   Proxy Statement dated March 2, 2001-Portions incorporated by reference into Part III

                              PART I

Item 1.     BUSINESS
            --------

     (a)   General Development of Business
           -------------------------------

     Otter Tail Power Company is a diversified corporation incorporated in 1907 under the laws of the State of Minnesota. The Company's principal executive office is located at 215 South Cascade Street, Box 496, Fergus Falls, Minnesota 56538-0496; its telephone number is (218) 739-8200.

     Otter Tail Power Company and its subsidiaries (the Company) have operations in 48 states and 6 Canadian provinces. The businesses of the Company have been classified into 5 segments:
Electric Operations, Plastics Operations, Manufacturing
Operations, Health Services Operations and Other Business
Operations.

        - Electric Operations (the Utility) include the production, transmission, distribution, and sale of electric energy in Minnesota, North Dakota, and South Dakota. The electric utility operations have been the Company's primary business since incorporation. Since 1990, the Company has diversified and made significant investments in the other segments.

        - Plastics Operations consist of businesses producing polyvinyl chloride (PVC) pipe in the Upper Midwest and Southwest regions of the United States.

        - Manufacturing Operations consist of businesses in the following manufacturing activities: production of wind towers, agricultural equipment, frame-straightening equipment and accessories for the auto body shop industry, custom plastic pallets, material and handling trays, and horticultural containers, contract machining, and metal parts stamping and fabrication. These businesses are located primarily in the Upper Midwest.

        - Health Services Operations consist of businesses in the sale, service, rental, refurbishing, and operation of medical imaging equipment and the sale of related supplies and accessories to various medical institutions located in 24 states.

        - Other Business Operations consist of businesses in electrical and telephone construction contracting, transportation, telecommunications, entertainment, energy services and natural gas marketing. These businesses operate primarily in the Upper Midwest, except for the transportation company which operates in 48 states and 6 Canadian provinces.

     Substantially all of the businesses except for Electric Operations, energy services and the natural gas marketing operation are owned by the Company's wholly-owned subsidiary Varistar Corporation (Varistar), with its principal executive offices in Fargo, North Dakota.

     The Company continues to investigate acquisitions of additional non-electric businesses and expects continued growth in this area. On January 1, 2000 the Company acquired the assets and operations of Vinyltech Corporation (Vinyltech) located in Phoenix, Arizona. Vinyltech is a manufacturer of PVC pipe. On
June 1, 2000, the Company acquired the assets and operations of Portable X-Ray & EKG, Inc. (PXE) located in Minneapolis,
Minnesota. PXE is a provider of mobile x-ray, EKG, ultrasound, and echocardiogram services primarily to patients in long term care facilities in the Minneapolis/St. Paul market. On February
28, 2001 the Company acquired the stock of T.O. Plastics, Inc., which is a plastics thermoformer with three facilities in Minnesota and one facility in South Carolina. T. O. Plastics,
Inc. custom manufactures returnable pallets, material and handling trays and horticultural containers.

     For a discussion of the Company's results of operations, see
"Management's Discussion and Analysis of Financial Condition and
Results of Operations," which is incorporated by reference to pages 22 through 28 of the Company's 2000 Annual Report to
Shareholders, filed as an Exhibit hereto.

     At the Annual Meeting of Shareholders to be held on April 9, 2001, shareholders will vote on a proposed amendment to the Company's Articles of Incorporation, changing the corporate name from "Otter Tail Power Company" to "Otter Tail Corporation." The name Otter Tail Power Company will continue to be used in connection with the Utility.

     (b)   Financial Information About Industry Segments
           ---------------------------------------------

     The Company is engaged in businesses that have been classified into five segments: Electric Operations, Plastics Operations, Manufacturing Operations, Health Services Operations, and Other Business Operations. Financial information about the Company's segments is incorporated by reference to note 4 of "Notes to Consolidated Financial Statements" on pages 38 and 39 of the Company's 2000 Annual Report to Shareholders, filed as an Exhibit hereto.

     (c)   Narrative Description of Business
           ---------------------------------

                        ELECTRIC OPERATIONS
                        -------------------

General
-------

     The Company derived 47 percent of its consolidated operating revenues from Electric Operations in 2000; 50 percent in 1999; and 53 percent in 1998. In 2000 Electric Operations derived approximately 50.6 percent of its retail electric revenues from Minnesota, 41.5 percent from North Dakota, and 7.9 percent from South Dakota.

     The territory served by the Utility is predominantly agricultural, including a part of the Red River Valley. Although there are relatively few large customers, sales to commercial and industrial customers are significant. By customer category, 28.9 percent of 2000 electric revenue was derived from commercial customers, 26.1 percent from residential customers, 16.1 percent from industrial customers, and 28.9 percent from other sources, including municipalities, farms and power pools.

     Power pool sales to other utilities increased from 33.5 percent of total kwh sales in 1999 to 38.3 percent of total 2000 kwh sales. The Utility was well positioned to capitalize on sales into a robust wholesale energy market in 2000 due to excellent plant availability when on-peak power prices were high. The Utility has also placed increased emphasis on power marketing efforts during the last three years. Activity in short-term energy sales is subject to change based on a number of factors and the Company is unable to predict the 2001 level of activity.

     The aggregate population of the Utility's retail electric service area is approximately 230,000. In this service area of 423 communities and adjacent rural areas and farms, approximately 123,600 people live in communities having a population of more than 1,000, according to the 1990 census. The only communities served which have a population in excess of 10,000 are Jamestown, North Dakota (15,571); Fergus Falls, Minnesota (12,362); and Bemidji, Minnesota (11,245). As of December 31, 2000, the Utility serves 126,750 customers. This is an increase of 458 customers over 1999, with the majority of growth in residential customers.

Competition
-----------

     Electric sales are subject to competition in some areas from municipally owned systems, rural electric cooperatives and, in certain respects, from on-site generators and cogenerators. Electricity also competes with other forms of energy. The degree of competition may vary from time to time depending on relative costs and supplies of other forms of energy. The Utility may also face competition as the restructuring of the electric industry evolves. Proposals that are being considered by various states and at the federal level are expected to bring more competition into the electric industry.

     As the electric industry moves towards deregulation, the Utility expects the industry to become more competitive. The Utility is taking a number of steps to position itself for success in a competitive marketplace. The Utility has functionally unbundled its energy supply, energy delivery, and energy services operations. Necessary accounting systems have been developed to capture costs and determine the profitability of each of these business units and to identify areas for improvement and opportunities for increased profitability. Separate business plans have been created for each business unit. The energy services business unit was established to promote the energy-related products and services traditionally offered to the Utility's customers and to develop new products and services to be offered to current and potential customers in order to distinguish the Utility for competition. Furthermore, the Utility is working with other utilities to develop reform proposals and testimony for legislative committees studying competition in Minnesota and North Dakota.

     The Company believes that the Utility is well positioned to be successful in a more competitive environment. The Utility's generation capacity appears poised for competition due to unit heat rate improvements. A comparison of the Utility's electric retail rates to the rates of other investor-owned utilities, cooperatives, and municipals in the states the Utility serves indicates that the Utility's rates are competitive. In addition, the Utility plans to attempt more flexible pricing strategies under an open, competitive environment.

     For the status of deregulation see "Deregulation and Legislation".

Capability and Demand
---------------------

     At December 31, 2000, electric operations had base load net plant capability totaling 564,843 kw, consisting of 253,168 kw from the jointly-owned Big Stone Plant (constituting the Utility's
53.9 percent share of the plant's total capability), 156,475 kw from the Hoot Lake Plant, 149,450 kw from the jointly-owned Coyote Station (constituting the Utility's 35 percent share of the station's total capability), and, under contract, 5,750 kw from a co-generation plant near Bemidji, Minnesota. In addition to its base load capability, the Utility has combustion turbine and small diesel units, used chiefly for peaking and standby purposes, with a total capability of 91,852 kw, and hydroelectric capability of 4,296 kw. During 2000, electric operations generated about 80 percent of its retail kwh sales and purchased the balance.

     The Utility has made arrangements to help meet its future base load requirements, and continues to investigate other means for meeting such requirements. The Utility plans to install a peaking combustion turbine to be operational by June 1, 2003. The unit will generate between 40,000 and 50,000 kw. The Utility has an agreement with another utility for the annual exchange of 75,000 kw of seasonal capacity which runs through October 2004. The Utility has an agreement to purchase 50,000 kw of year-round capacity which extends through April 30, 2005 and another agreement to purchase 50,000 kw of year-round capacity from May 1, 2000 to April 30, 2010 from another utility. The Utility also has seasonal capacity agreements to purchase 50,000 kw for the summers of 2001 and 2002. The Utility has a direct control load management system, which provides some flexibility to the Utility to effect reductions of peak load. The Utility, in addition, offers rates to customers which encourage off-peak usage.

     The Utility traditionally experiences its peak system demand during the winter season. For the calendar year 2000, the Utility experienced a system peak demand of 650,252 kw on December 13, 2000. The previous highest sixty-minute peak demand ever was 635,529 kw on January 7, 1997. Taking into account additional capacity available to it in December 2000 under power purchase contracts (including short-term arrangements), as well as its own generating capacity, the Utility's capability of then meeting system demand, including reserve requirements computed in accordance with accepted industry practice, amounted to 837,991 kw. The Utility's additional capacity available under power purchase contracts (as described above), combined with generating capability and load management control capabilities, is expected to meet 2001 system demand, including industry reserve requirements.

Fuel Supply
-----------

     Coal is the principal fuel burned at the Big Stone, Coyote, and Hoot Lake generating plants. Coyote, a mine-mouth facility, burns North Dakota lignite coal. Hoot Lake and Big Stone plants burn western subbituminous coal. The following table shows, for 2000, the sources of energy used to generate the Utility's net output of electricity:

                                        Net Kilowatt      % of Total
                                           Hours           Kilowatt
                                         Generated          Hours
          Sources                       (Thousands)       Generated
          -------                       ------------      ----------

     Subbituminous Coal. . . . . . . .  2,604,129          72.1%
     Lignite Coal. . . . . . . . . . .    967,087          26.8
     Hydro . . . . . . . . . . . . . .     24,713            .7
     Oil . . . . . . . . . . . . . . .     14,372            .4
                                        ---------         ------
     Total . . . . . . . . . . . . . .  3,610,301         100.0%
                                        =========         ======

     The Utility has a primary coal supply agreement with Kennecott Energy Company for the supply of Wyoming subbituminous coal to Big Stone Plant for 2001. Negotiations have begun to secure a subbituminous coal supply contract for the Big Stone plant for 2002. Purchases are made for the supply of subbituminous coal as needed for the Hoot Lake Plant. A lignite coal contract with Knife River Coal Mining Company for the Coyote Station expires in 2016, with a 15-year renewal option subject to certain contingencies. Knife River Coal Mining Company (Knife River) is an affiliate of Montana-Dakota Utilities Co., which is a co-owner of the Big Stone Plant and Coyote Station. In September 2000 it was announced that Knife River would be sold to Westmoreland Coal Company. The sale is subject to several conditions prior to closing. If the conditions are met, it will close on or about April 30, 2001.

     During 2000, the Minnesota, North Dakota, and South Dakota utility regulatory agencies approved the accounting treatment of settlement proceeds related to the Knife River coal contract arbitration. The approval allowed the Utility to record a $1.9 million reduction in fuel costs during 2000. This reduction in fuel costs was returned to electric retail customers through the cost of energy adjustment clause.

     It is the Utility's practice to maintain minimum 30-day inventory (at full output) of coal at the Big Stone Plant, a 20-day inventory at the Coyote Station, and a 10-day inventory at the Hoot Lake Plant.

     The Utility has two coal transportation agreements with The Burlington Northern and Santa Fe Railway Company. The first agreement is for transportation services to the Big Stone Plant which runs through 2001. The second agreement is for Hoot Lake Plant which expires in mid-2004. No coal transportation agreement is needed for the Coyote Station due to its location next to a coal mine.

     The average cost of coal consumed (including handling charges to the plant sites) per million BTU for each of the three years
2000, 1999, and 1998, was $.994, $.956, and $.960, respectively.

     The Utility is permitted by the State of South Dakota to burn some alternative fuels, including tire and refuse derived fuel, at the Big Stone Plant. The quantity of alternative fuel burned at the Big Stone Plant is insignificant when compared to the total annual coal consumption at the Big Stone Plant.

General Regulation
-------------------

     The Utility is subject to regulation of rates and other matters in each of the three states in which it operates and by the federal government for certain interstate operations. A breakdown of electric rate regulation by each jurisdiction is as follows:

                                                       Year Ended
                                                    December 31, 2000
                                                   -------------------
                                                   % of
                                                   Electric    % of kwh
 Rates                  Regulation                 Revenues      Sales
 -----                  ----------                 ---------   --------
MN retail sales         MN Public Utilities
                        Commission                   37.5%       32.2%

ND retail sales         ND Public Service
                        Commission                   30.8        24.8

SD retail sales         SD Public Utilities
                        Commission                    5.9         4.7

Transmission & sales    Federal Energy Regulatory
  for resale            Commission                   25.8        38.3
                                                    -----       -----
                                                    100.0%      100.0%
                                                    =====       =====

     The Utility has approved tariffs in all three states which it serves for lower rates for residential demand control and controlled service, in Minnesota and North Dakota for real-time pricing, and in North Dakota and South Dakota for bulk interruptible rates. Each of these special rates is designed to improve efficient use of the Utility facilities, while encouraging use of cost-effective electricity instead of other fuels and giving customers more control over the size of their electric bill. In addition, in all three states, the Utility has approved tariffs which allow qualifying customers to release and sell energy back to the Utility when wholesale energy prices make such transactions desirable.

     The majority of the Utility's electric retail rate schedules now in effect provide for adjustments in rates based on the cost of fuel delivered to the Utility's generating plants, as well as for adjustments based on the cost of electric energy purchased by the Company. Such adjustments are presently based on a two-month moving average in Minnesota and under FERC, a three-month moving average in South Dakota, and a four-month moving average in North Dakota and are applied to the next billing after becoming applicable.

     The following summarizes the material regulations of each jurisdiction applicable to the Utility's electric operations, as well as the specific electric rate proceedings during the last three years with the Minnesota Public Utilities Commission
(MPUC), the North Dakota Public Service Commission (NDPSC), the South Dakota Public Utilities Commission (SDPUC), and the Federal Energy Regulatory Commission (FERC):

     Minnesota:   Under the Minnesota Public Utilities Act,
the Utility is subject to the jurisdiction of the MPUC with respect to rates, issuance of securities, depreciation rates, public utility services, construction of major utility facilities, establishment of exclusive assigned service areas, contracts and arrangements with subsidiaries and other affiliated interests, and other matters. The MPUC has the authority to assess the need for large energy facilities and to issue or deny certificates of need, after public hearings, within six months of an application to construct such a facility. The Utility has not had a significant rate proceeding before the MPUC since July 1987.

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

     Under Minnesota law, every public utility that furnishes electric service must make annual investments and expenditures in energy conservation improvements, or make a contribution to the state's energy and conservation account, in an amount equal to at least 1.5 percent of its gross operating revenues from service provided in Minnesota. The DOC may require the utility to make investments and expenditures in energy conservation improvements whenever it finds that the improvement will result in energy savings at a total cost to the utility less than the cost to the utility to produce or purchase an equivalent amount of a new supply of energy. Such DOC orders are appealable to the MPUC. Investments made pursuant to such orders generally are recoverable costs in rate cases, even though ownership of the improvement may belong to the property owner rather than the utility. Since 1995, the Utility has recovered demand-side management related costs not included in base rates, under Minnesota's Conservation Improvement Programs, through the use of an annual recovery mechanism approved by the MPUC. In 2000, the MPUC approved a 0.75 percent surcharge on all Minnesota customers' bills starting on July 1, 2000, for the recovery of conservation-related costs over and above those being recovered in current rates. The previous 12-month period surcharge was 1.5 percent. The current surcharge rate will be in place until June 30, 2001 when it will be revised for subsequent years' program results.

     The MPUC requires the submission of a 15-year advance integrated resource plan by utilities serving at least 10,000 customers, either directly or indirectly, and having at least 100 megawatts of load. The MPUC's findings and orders with respect to these submissions are binding for jurisdictional utilities. Typically, the filings are submitted every two years. The Utility's most recent plan was submitted to the MPUC in 1999, and was approved, without modifications, early in 2000. The MPUC also granted the Utility a one-year waiver in submitting its next integrated resource plan, which will be completed in 2002.

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

     North Dakota:   The Utility is subject to the jurisdiction of
the NDPSC with respect to rates, services, certain issuances of securities and other matters. The NDPSC periodically performs audits of gas and electric utilities over which it has rate setting jurisdiction to determine the reasonableness of overall rate levels. In the past, these audits have occasionally resulted in settlement agreements adjusting rate levels. The North Dakota Energy Conversion and Transmission Facility Siting Act grants the NDPSC the authority to approve sites in North Dakota for large electric generating facilities and high voltage transmission lines. This Act is similar to the Minnesota Power Plant Siting Act described above and affects new electric power generating plants of 50,000 kw or more and new transmission lines of more than 115 kv. The Utility is required to submit a ten-year plan to the NDPSC annually.

     On December 29, 2000 the NDPSC approved a performance-based ratemaking plan for North Dakota operations, effective for 2001 through 2005 unless suspended or terminated by the NDPSC or the
Utility.   The plan includes seven performance measures, the
results of which determine the Utility's allowed return on equity. Earnings outside the allowed return on equity range are shared equally between shareholders and customers.

     On October 6, 1999, the NDPSC approved a settlement agreement following an audit of the Utility's electric operations in North Dakota. The effect of this settlement decreased 1999 earnings by approximately $441,000 after taxes or $0.02 per share. As part of the settlement the Utility was required to refund to North Dakota customers during 2000 any 1999 regulated electric operations earnings from North Dakota over a 12.5 percent return on equity. The amount of this refund was insignificant.

     South Dakota: The South Dakota Public Utilities Act subjects the Utility to the jurisdiction of the SDPUC with respect to rates, public utility services, establishment of assigned service areas, and other matters. The Utility is currently exempt from the jurisdiction of the SDPUC with respect to the issuance of securities. Under the South Dakota Energy Facility Permit Act, the SDPUC has the authority to approve sites in South Dakota for large energy conversion facilities (100,000 kw or more) and transmission lines of 115 kv or more. There have been no significant rate proceedings in South Dakota since November 1987.

     FERC:   Wholesale power sales and transmission rates are
subject to the jurisdiction of the FERC under the Federal Power Act of 1935, as amended (FPA). The FERC is an independent agency which has jurisdiction over rates for sales for resale, transmission and sale of electric energy in interstate commerce, interconnection of facilities, and accounting policies and practices. Filed rates are effective after a one-day suspension period, subject to ultimate approval by the FERC. The Utility is a member of the Mid-Continent Area Power Pool (MAPP), which operates in parts of eight states in the Upper Midwest and in three provinces in Canada. Power pool sales are conducted continuously through MAPP in accordance with schedules filed by MAPP with the FERC.

     In December 1999 the FERC issued Order No. 2000. This order required public utilities that own, operate or control interstate transmission to file a proposal for a regional transmission organization (RTO) or a description of any effort made to participate in an RTO, the reasons for not participating and any plans for further work toward participation. In compliance with Order No. 2000, the Utility filed its intent to join the Midwest Independent System Operator (MISO) RTO. Late in 2000 three Illinois utilities filed their intentions to leave the MISO for the for-profit Alliance RTO. Because of their action, there was a month-long FERC settlement process in February 2001 that resulted in two regional transmission organizations (MISO and Alliance) with a single transmission service rate. The FERC settlement agreement allows the three Illinois companies to join Alliance as long as certain financial and operating conditions are met. As a result of the FERC settlement agreement for the MISO and Alliance RTO operations, MISO will likely continue to develop as a regional transmission organization. The Utility, in compliance with Order No. 2000, filed the necessary membership application with the MISO on February 28, 2001.

     Other:   The Utility is subject to various federal and state
laws, including the Federal Public Utility Regulatory Policies Act and the Energy Policy Act of 1992, which are intended to promote the conservation of energy and the development and use of alternative energy sources.

     The Utility is unable to predict the impact on its operations resulting from future regulatory activities by any of the above agencies, from any future legislation or from any future tax that may be imposed upon the source or use of energy.

Deregulation and Legislation
----------------------------

     The United States Congress ended its 2000 legislative session without taking action on proposed electric industry restructuring legislation. The Utility expects that during 2001 Congress will continue to debate proposed legislation to promote customer choice and a more competitive electric market but will take a cautious approach in light of the issues facing the California utility industry.

     Because of the problems being encountered in California as a result of that state's deregulation design, many states are proceeding cautiously with deregulation of their electricity markets including the states in which the Utility operates.

     The MPUC issued its Wholesale Competition Report in 1996 and its Retail Competition Report in 1997 and continues to work on specific topics in the areas of potential stranded costs, unbundled rates and affiliated transactions. The Minnesota legislature did not take any significant legislative action on electric utility restructuring in 2000. However, the legislature is concerned about energy supply shortfalls projected for the MAPP region within the next five years and is considering steps to ensure adequate supplies. The Minnesota DOC has introduced legislation to address projected shortages in the state. The focus of the DOC proposal is a greater reliance on conservation, renewable energy and reliability planning. The proposal will not address the issues of retail access and customer choice.

     Key energy industry committees of the Minnesota legislature are introducing bills to ensure Minnesota's long-term electric reliability. These bills also include a greater emphasis on conservation, renewable energy, distributed generation and reliability planning.

     In 1997, the North Dakota legislature created an interim study committee with a six-year life to investigate the impact of electric utility industry restructuring on North Dakota. To date, the committee has made no recommendations for legislative changes. The North Dakota legislature plans to deal first with tax issues surrounding restructuring pertaining to both investor-owned electric utilities and electric cooperatives. The South Dakota legislature and SDPUC continue to monitor the status of the industry restructuring and retail competition. The Utility cannot predict the timing or impact of regulatory actions regarding restructuring.

Environmental Regulation
------------------------

     Impact of Environmental Laws:   The Utility's existing
generating plants are subject to stringent federal and state standards and regulations regarding, among other things, air, water and solid waste pollution. The Utility estimates it has expended in the five years ended December 31, 2000, approximately $2.4 million for environmental control facilities. Included in the 2001-2005 construction budget are approximately $10.2 million for environmental equipment for existing and new facilities, including $1.8 million for 2001.

     Air Quality:   Pursuant to the Federal Clean Air Act of 1970
as amended  (the Act), the United States Environmental
Protection Agency (EPA) has promulgated national primary and secondary standards for certain air pollutants.

     All primary fuel burned by the Utility's steam generating plants is North Dakota lignite or western subbituminous coal. Electrostatic precipitators have been installed at the principal units at the Hoot Lake Plant and at the Big Stone Plant. A fabric filter to collect particulates from stack gases has been installed on a smaller unit at Hoot Lake Plant. As a result, the units at the Big Stone Plant and the Hoot Lake Plant currently meet all presently applicable federal and state air quality and emission standards.

     The Coyote Station is substantially the same design as the Big Stone Plant, except for site-related items and the inclusion of sulfur dioxide removal equipment. The removal equipment-- referred to as a dry scrubber--consists of a spray dryer, followed by a fabric filter, and is designed to desulfurize hot gases from the stack without producing sludge, an unwanted by-product of a conventional wet scrubber system. The Coyote Station is currently operating within all presently applicable federal and state air quality and emission standards.

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

     The phase one requirements did not apply to any of the Utility's plants. The phase two requirements apply to the Utility's plants. The Utility believes that its current use of low sulfur coal at the Hoot Lake Plant and the dry scrubbers installed at the Coyote Station will enable the facilities to comply with anticipated phase two limitations on SO2 emissions. The subbituminous coal burned at the Big Stone Plant replaced lignite, which had been used since inception of plant operation in 1975 as the primary fuel. The Utility intends that the Big Stone Plant will maintain current levels of operation and meet phase two requirements by burning low sulfur subbituminous coal. The phase two SO2 emission limitations were met at all of the Utility's plants in 2000.

     The national NOx emission reduction goals are to be achieved by imposing mandatory emissions standards on individual sources. The NOx emissions regulations that were issued by the EPA in 1995 apply to phase one boilers of the same design as those used at the Hoot Lake Plant units 2 and 3. The Act allowed the EPA to retain the standard as it currently applies to phase one boilers or adopt more stringent standards for phase two boilers by January 1, 1997. The EPA adopted more stringent standards on December 19, 1996. The Utility had the option of complying with the phase one standards beginning on January 1, 1997, under EPA's early opt-in provision, or complying with any revised standard for phase two boilers. The Utility elected the early opt-in provision for Hoot Lake Plant unit 2. The unit is governed by the phase one standard until January 1, 2008. The Utility did not elect the early opt-in provision for Hoot Lake Plant unit 3. Installation of low-NOx equipment was completed on Hoot Lake Plant unit 3 to meet the NOx emission requirements. The NOx emission standards as applicable to Hoot Lake Plant Units 2 and 3 were met in 2000.

     On December 19, 1996, the EPA also adopted NOx emissions regulations that would be applicable to cyclone-fired boilers such as those used at the Big Stone Plant and Coyote Station. The regulations require that the emission standard be met by cyclone boilers beginning on January 1, 2000. The Utility evaluated the Big Stone Plant and Coyote Station NOx emissions with respect to the December 19, 1996 rules. Existing emissions monitoring data indicated that the Coyote Station met the emissions requirements. During 1997, the Utility conducted tests at the Big Stone Plant to determine if emissions could be reduced through modifications to existing equipment. The results of the tests were positive and modifications were completed. As a result of the modifications, the emission limitations for 2000 were met at both the Coyote Station and Big Stone Plant.

     The Act calls for EPA studies of the effects of emissions of listed pollutants by electric steam generating plants. The EPA has completed the studies and sent reports to Congress. The Act required that the EPA make a finding as to whether regulation of emissions of hazardous air pollutants from fossil fuel-fired electric utility generating units is appropriate and necessary. On December 14, 2000, the EPA announced that it affirmatively decided to regulate mercury emissions from electric generating units. The EPA expects to propose regulations by December 2003 and issue final rules by December 2004. Because promulgation of rules by the EPA has not been completed, it is not possible to assess whether, or to what extent, this regulation will impact the Utility.

     In 1998, EPA announced its New Source Review Enforcement Initiative targeting coal-fired utilities, petroleum refineries, pulp and paper mills and other industries for alleged violations of EPA's New Source Review rules. These rules require owners or operators that construct new major sources or make major modifications to existing sources to obtain permits and install air pollution control equipment at affected facilities. The EPA is attempting to determine if emission sources violated certain provisions of the Act by making major modifications to their facilities without installing state-of-the-art pollution controls. On January 2, 2001, the Utility received a request from the EPA, pursuant to Section 114(a) of the Act, to provide certain information relative to past operation and capital construction projects at the Big Stone Plant. The Utility is in the process of responding to that request and cannot, at this time, determine what, if any, actions will be taken by the EPA.

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

     The Utility has all federal and state water permits presently necessary for the operation of the Big Stone Plant. Water discharge permits for the Hoot Lake Plant and Coyote Station were renewed in 1997 and 1998, respectively, each for a five-year term. The Utility owns five small dams on the Otter Tail River, which are subject to FERC licensing requirements. A license for all five dams was issued on December 5, 1991. Total nameplate rating of the five dams is 3,450 kw.

     Solid Waste:   Permits for disposal of ash and other solid
wastes have been issued for the Big Stone Plant and Coyote Station. A renewal permit is pending for the Hoot Lake Plant, and the Utility anticipates that it will obtain this renewal in due course. The Utility estimates that the current ash disposal site at the Hoot Lake Plant will be filled to capacity within approximately three years. The Utility is evaluating its options, including increased marketing of the ash for construction purposes and building a new ash disposal site adjacent to the current site within the same permitted area. Although an estimate of the engineering costs required to construct a new facility has not been completed, the Utility believes that the investment required will not have a significant impact on future plant operating costs.

     At the request of the Minnesota Pollution Control Agency
(MPCA) the Utility has an ongoing investigation at its former, closed Hoot Lake Plant ash disposal sites. The Utility is proceeding with additional site investigations with the findings subject to further review by the MPCA.

     The EPA has promulgated various solid and hazardous waste regulations and guidelines pursuant to, among other laws, the Resource Conservation and Recovery Act of 1976, the Solid Waste Disposal Act Amendments of 1980, and the Hazardous and Solid Waste Amendments of 1984, which provide for, among other things, the comprehensive control of various solid and hazardous wastes from generation to final disposal. The States of Minnesota, North Dakota and South Dakota have also adopted rules and regulations pertaining to solid and hazardous waste. The total impact on the Utility of the various solid and hazardous waste statutes and regulations enacted by the federal government or the States of Minnesota, North Dakota and South Dakota is not certain at this time. To date, the Utility has incurred no significant costs as a result of these laws.

     In 1980, the United States enacted the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as the Federal Superfund law, which was reauthorized and amended in 1986. In 1983, Minnesota adopted the Minnesota Environmental Response and Liability Act, commonly known as the Minnesota Superfund law. In 1988, South Dakota enacted the Regulated Substance Discharges Act, commonly known as the South Dakota Superfund law. In 1989, North Dakota enacted the Environmental Emergency Cost Recovery Act. Among other requirements, the federal and state acts establish environmental response funds to pay for remedial actions associated with the release or threatened release of certain regulated substances into the environment. These federal and state Superfund laws also establish liability for cleanup costs and damage to the environment resulting from such release or threatened release of regulated substances. The Minnesota Superfund law also creates liability for personal injury and economic loss under certain circumstances. The Utility is unable to determine the total impact of the Superfund laws on its operations at this time but has not incurred any significant costs to date related to these laws.

     The Federal Toxic Substances Control Act of 1976 regulates, among other things, polychlorinated byphenyls (PCBs). The EPA has enacted regulations concerning the use, storage and disposal of PCBs. The Utility completed a program for the removal of PCB-filled transformers and capacitors. The Utility is also completing an additional program for the removal of PCB-contaminated mineral oil dielectric fluid from substation transformers and voltage regulators that were identified in 2000. The Utility continues to remove such oil from other electrical equipment.

     Health Effects of Electric and Magnetic Fields (EMF): A number of studies have examined the possibility of adverse health effects from EMF without conclusive results. Although research conducted to date has found no conclusive evidence that EMF affect health, a few studies have suggested a possible connection with cancer. The utility industry continues to fund studies. The ultimate impact, if any, of this issue on the Company and the utility industry is impossible to predict.

Capital Expenditures
--------------------

     The Utility is continually expanding, replacing and improving its electric facilities. During 2000, approximately $23.6 million was invested for additions to its electric utility properties. During the five years ended December 31, 2000, gross electric property additions, including construction work in progress, were approximately $124.4 million and gross retirements were approximately $51.7 million.

     The Utility estimates that during the five years 2001 through 2005 it will invest approximately $148 million for electric construction. The Utility continuously reviews options for increasing its generating capacity. While at this time the Utility has no firm plans for additional base load generating plant construction, the Utility plans to install a peaking combustion turbine to be operational by June 1, 2003. The majority of electric utility expenditures for the five-year period 2001 through 2005 will be for work related to the Utility's production plants and distribution system.

Franchises
----------

     At December 31, 2000, the Utility had franchises in all but one of the 371 incorporated municipalities that it serves. All franchises are nonexclusive and generally were obtained for 20-year terms, with varying expiration dates. No franchises are required to serve unincorporated communities in any of the three states that the Utility serves.



                         PLASTICS OPERATIONS
                         -------------------

General
-------

     Plastics Operations consist of businesses producing polyvinyl chloride (PVC) pipe. The Company derived 15 percent of its consolidated operating revenues from this segment in 2000, 7 percent in 1999, and 6 percent in 1998.

     The following is a brief description of these businesses:

     Northern Pipe Products, Inc., located in Fargo, ND, manufactures and sells PVC pipe for municipal, rural water, irrigation and other uses in a fifteen-state area.

     Vinyltech Corporation, located in Phoenix, AZ, manufactures and sells PVC pipe for municipal, rural water, irrigation and other uses in an eight-state area of the Southwest region of the United States.

     Together these companies have the capacity to produce 170 million pounds of PVC pipe annually.

Competition
-----------

     The plastic pipe industry is highly fragmented and competitive, due to the large number of producers, small number of raw material suppliers, and the commodity nature of the industry. Because of shipping costs, competition is usually regional, instead of national, in scope. Northern Pipe and Vinyltech compete not only against other plastic pipe manufacturers, but also ductile iron, steel, concrete and clay pipe producers. Pricing pressure will continue to effect operating margins in the future.

     Northern Pipe and Vinyltech intend to continue to compete on the basis of their high quality products, cost effective production techniques, and close customer relations and support.

Manufacturing and Resin Supply
------------------------------

     Extrusion is a common manufacturing process used in the production of PVC. During the production process, the PVC compound is placed in an extrusion machine, where it is heated into a plastic state and pulled through a sizing apparatus to produce the pipe. The newly extruded pipe is moved through a water cooling trough, marked to identify the type of pipe and cut to length. Warehouse and outdoor storage facilities are used to store the finished product. Inventory is shipped from storage to customers primarily by common carrier.

     The PVC resins are acquired in bulk and shipped to point of use by rail car. Both Northern Pipe and Vinyltech have good relationships with their key raw material vendors.

     Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins. Over the last ten years, there has been consolidation in PVC resin producers and the capacity of the PVC resin producers has increased by over 75 percent. Published PVC resin prices fluctuated from a high of $.42 per pound to a low of $.345 per pound during 2000.

Capital Expenditures
--------------------

     During 2000, capital expenditures of approximately $3.4 million were made in Plastics Operations. Total capital expenditures during the five-year period 2001-2005 are estimated to be approximately $15 million.

                    MANUFACTURING OPERATIONS
                    ------------------------

General
-------

     Manufacturing Operations consist of businesses in the following manufacturing activities: production of wind towers, agricultural equipment, frame-straightening equipment and accessories for the auto body shop industry, custom plastic pallets, material and handling trays, and horticultural containers; contract machining; and metal parts stamping and fabrication. In February 2001, the Company acquired the stock of
T. O. Plastics, Inc. The Company derived 12 percent of its consolidated operating revenues from this segment in 2000, 13 percent in 1999, and 14 percent in 1998.

     The following is a brief description of each of these businesses:

     BTD Manufacturing, Inc. (BTD), located in Detroit Lakes, MN, is a metal stamping and tool and die manufacturer. BTD stamps, machines, and assembles metal parts according to manufacturers' specifications primarily for the recreation vehicle industry and industrial manufacturers.

     Chassis Liner Corporation, located in Alexandria and Lucan,
     MN, manufactures and markets vehicle frame-straightening equipment and accessories used by the auto body shop industry.

     Dakota Machine, Inc., located in West Fargo, ND, manufactures towers for the wind energy industry and equipment for the sugar beet refining industry.

     Precision Machine, Inc., located in West Fargo, ND and
     Pelican Rapids, MN, provides machining, foundry, and metal work for farm implement and industrial equipment industries and produces parts to customers' specifications from prototype to final production.

     T. O. Plastics, Inc., located in Minneapolis and Clearwater, MN and Hampton, SC, is a plastics thermoformer engaged in manufacturing custom returnable pallets and handling trays and over 100 different flats, packs, pots, trays and specialty containers used in the horticulture industry.

Competition
-----------

     The various markets in which the Manufacturing Operations entities compete are characterized by intense competition.
These markets have many established manufacturers with broader product lines, greater distribution capabilities, greater capital resources and larger marketing, research and development staffs and facilities than the Company's manufacturing entities.

     The Company believes the principal competitive factors in its Manufacturing Operations segment are product performance, quality, price, ease of use, technical innovation, cost effectiveness, customer service and breadth of product line. The Company's manufacturing entities intend to continue to compete on the basis of their high performance products, innovative technologies, cost effective manufacturing techniques, close customer relations and support and their strategy of increasing product offerings.

     Some of the products sold by the companies in the Manufacturing Operations segment are purchased by companies in the recreational vehicle, wind generation, and auto body shop
market.   A downturn in these markets could have an adverse
impact on the financial results of the Company's manufacturing segment.

Capital Expenditures
--------------------

     During 2000, capital expenditures of approximately $7.9 million were made in Manufacturing Operations. Total capital expenditures for Manufacturing Operations during the five-year period 2001-2005 are estimated to be approximately $19 million.


                    HEALTH SERVICES OPERATIONS
                    --------------------------

General
-------

     Health Services Operations consist of the DMS Health Group, which is engaged in the sale, service, rental, refurbishing, and operation of medical imaging equipment and the sale of related supplies and accessories to various medical institutions. The Company derived 12 percent of its consolidated operating revenues from this segment in 2000, 15 percent in 1999 and 16 percent in 1998.

     The companies comprising the DMS Health Group include:

     DMS Health Technologies, Inc., located in Fargo, ND, and formally named Diagnostic Medical Systems, Inc., sells, services, and refurbishes diagnostic medical imaging equipment and related supplies and accessories. DMS sells radiology equipment manufactured by several entities, including Philips Medical Systems (Philips), a large multi-national company based in the Netherlands. Philips manufactures fluoroscopic, radiographic and mammography equipment, along with ultrasound, computerized tomography
     (CT) scanners, magnetic resonance imaging (MRI) scanners and cardiac cath labs. DMS is also a supplier of medical film and related accessories. DMS markets mainly to hospitals, clinics and mobile service companies in North Dakota, South Dakota, Minnesota, Montana and Wyoming.

     DMS Imaging, Inc., a subsidiary of DMS Health Technologies, Inc. located in Bemidji, MN, operates mobile and in-house diagnostic medical imaging equipment, including CT, MRI, Positron-Emission Tomography, nuclear medicine services and other similar radiology services to hospitals, clinics, long-term care facilities and other medical providers located in 24 states.

     Combined, the DMS Health Group covers the three basics of the medical imaging industry: (1) ownership and operation of the imaging equipment for health care providers; (2) sale, lease and/or maintenance of medical imaging equipment and related supplies; and (3) scheduling, billing and administrative support of medical imaging services.

Competition
-----------

     The market for selling, servicing and operating diagnostic imaging services and imaging systems is highly competitive. In addition to direct competition from other contract providers, the companies within Health Services Operations compete with free-standing imaging centers and health care providers that have their own diagnostic imaging systems and with equipment manufacturers that sell imaging equipment to health care providers for full-time installation. Some of the direct competitors, which provide contract MRI services, have access to greater financial resources than the health services companies. In addition, some of the Health Services Operations' customers are capable of providing the same services to their patients directly, subject only to their decision to acquire a high-cost diagnostic imaging system, assume the financial and technology risk, and employ the necessary technologies. The companies within this segment compete against other contract providers on the basis of quality of services, quality and magnetic field strength of imaging systems, price, availability and reliability.

Capital Expenditures
--------------------

     During 2000 capital expenditures of approximately $2.9 million were made in Health Services Operations. Total capital expenditures during the five-year period 2001-2005 are estimated to be $2 million. Operating leases are also used to finance the acquisition of medical equipment used by Health Services Operations. Operating lease payments during the five-year period 2001-2005 are estimated to be $32 million.


                     OTHER BUSINESS OPERATIONS
                     -------------------------

General
-------

     Other Business Operations consists of businesses engaged in electrical and telephone construction contracting, transportation, telecommunications, entertainment, energy services, and natural gas marketing. The Company derived 14 percent of its consolidated operating revenues from these businesses in 2000, 15 percent in 1999, and 11 percent in 1998.

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

     Midwest Information Systems, Inc., headquartered in Parkers
     Prairie, MN, owns telephone and cable television businesses that together operate approximately 7,000 access lines.

     E. W. Wylie Corporation (Wylie), located in Fargo, ND, is a contract and common carrier operating a fleet of tractors and trailers in 48 states and 6 Canadian provinces.

     Otter Tail Energy Services Company, headquartered in Fergus Falls, MN was established in 1997 to pursue opportunities in the natural gas and electricity markets. It offers technical services, engineering services, performance-based service contracting and financial services related to these products. Otter Tail Energy Services Company owns one subsidiary, Otter Tail Energy Management Company, which is a marketer of natural gas to commercial and institutional customers in Iowa, South Dakota, North Dakota and Minnesota.

General Regulation
------------------

     The telephone subsidiaries are subject to the regulatory authority of the MPUC regarding rates and charges for telephone services, as well as other matters. The telephone subsidiaries must keep on file with the MPUC schedules of such rates and charges, and any requests for changes in such rates and charges must be filed for approval by the MPUC. The telephone industry is also subject generally to rules and regulations promulgated by the FCC. The cable television subsidiary is regulated by federal and local authorities.

Competition
------------

     Each of the businesses in Other Business Operations is subject to competition, as well as the effects of general economic conditions, in their respective industries. The trucking industry, in which Wylie competes, is highly competitive. Wylie competes primarily with other short- to medium-haul, flatbed truckload carriers, internal shipping conducted by existing and potential customers and, to a lesser extent, railroads. Competition for the freight transported by Wylie is based primarily on service and efficiency and to a lesser degree, on freight rates. There are other trucking companies that have greater financial resources, operate more equipment or carry a larger volume of freight than Wylie and these companies compete with Wylie for qualified drivers.

Capital Expenditures
--------------------

     During 2000, capital expenditures of approximately $6.7 million were made in Other Business Operations. Capital expenditures during the five-year period 2001-2005 are estimated to be approximately $19 million for Other Business Operations.


                           FINANCING
                           ---------

     The Company estimates that funds internally generated net of forecasted dividend payments, combined with funds on hand, will be sufficient to meet sinking fund payments on First Mortgage Bonds and preferred stock redemption requirements in the next five years and to provide for its estimated 2001-2005 consolidated capital expenditures. Additional short-term or long-term financing will be required in the period 2001 through 2005 for the maturity of long-term debt, in the event the Company decides to refund or retire early any of its presently outstanding debt or Cumulative Preferred Shares, to complete acquisitions, or for other corporate purposes.

     The foregoing estimates of capital expenditures and funds internally generated may be subject to substantial changes due to unforeseen factors, such as changed economic conditions, interest rates, demand for energy, availability of energy within the power pool, cost of capacity charges relative to cost of new generation, competitive conditions, technological changes, acquisitions or divestitures of subsidiary companies, new environmental and other governmental regulations, tax law changes, and utility regulation.

     The Company has access to short-term borrowing resources.
As of December 31, 2000, the Company had unused credit lines totaling $38.0 million.


                          EMPLOYEES
                          ---------

     The Company had approximately 2,221 full-time employees at December 31, 2000. A total of 465 employees are represented by local unions of the International Brotherhood of Electrical Workers, of which 387 are employees of the Electric Operations segment and are covered by a three-year labor contract expiring November 1, 2002. The Company has not experienced any strike, work stoppage, or strike vote, and considers its present relations with employees as very good.



   Forward Looking Information - Safe Harbor Statement Under
      the Private Securities Litigation Reform Act of 1995
   ---------------------------------------------------------

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the Act), the Company has filed cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Factors that might cause such differences include, but are not limited to, governmental and regulatory action, the competitive environment, economic factors, weather conditions, and other factors discussed under "Factors affecting future earnings" on pages 26 through 28 of the Company's 2000 Annual Report to Shareholders, filed as an Exhibit hereto. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission.

Item 2.     PROPERTIES
            ----------

     The Coyote Station, which commenced operation in 1981, is a 414,000 kw (nameplate rating) mine-mouth plant located in the lignite coal fields near Beulah, North Dakota and is jointly owned by the Utility, Northern Municipal Power Agency, Montana-Dakota Utilities Co. and Northwestern Public Service Company. The Utility owns 35 percent of the plant and on July 1, 1998, became the operating agent of the Coyote Station.

     The Utility, jointly with Northwestern Public Service Company and Montana-Dakota Utilities Co., owns the 414,000 kw (nameplate rating) Big Stone Plant in northeastern South Dakota which commenced operation in 1975. The Utility is the operating agent of Big Stone Plant and owns 53.9 percent of the plant.

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

     At December 31, 2000, the Utility's transmission facilities, which are interconnected with lines of other public utilities, consisted of 48 miles of 345 kv lines; 363 miles of 230 kv lines; 720 miles of 115 kv lines; and 4,151 miles of lower voltage lines, principally 41.6 kv. The Utility owns the uprated portion of the 48 miles of the 345 kv line, with Minnkota Power Cooperative retaining title to the original 230 kv construction.

     In addition to the properties mentioned above, the Company owns and has investments in offices and service buildings. Through Varistar, the Company owns facilities and equipment used to manufacture PVC pipe and perform metal stamping, fabricating, and contract machining; construction equipment and tools; medical imaging equipment; a fleet of flatbed trucks and trailers; and the infrastructure to maintain approximately 7,000 access lines in its telecommunication companies.

     Management of the Company believes the facilities and equipment described above are adequate for the Company's present businesses.

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

Item 3.     LEGAL PROCEEDINGS
            -----------------

     Not Applicable.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

     No matters were submitted to a vote of security holders during the three months ended December 31, 2000.

Item 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 1, 2001)
            ----------------------------------------------------------

     Set forth below is a summary of the principal occupations and business experience during the past five years of executive officers of the Company:


                       DATES ELECTED
                       -------------
NAME AND AGE             TO OFFICE    PRESENT POSITION AND BUSINESS EXPERIENCE
------------           -------------  ----------------------------------------
John C. MacFarlane (61)   4/8/91      Present: Chairman, President and Chief
                                               Executive Officer

John D. Erickson (42)     4/10/00     Present: Executive Vice President,
                                               Chief Financial Officer and
                                               Treasurer

                          10/26/98    Vice President, Finance and
                                      Chief Financial Officer

                          Prior to
                          10/26/98    Director, Market Strategies &
                                      Regulation

Marlowe E. Johnson (56)   4/10/00     Present: Vice President, Delivery
                                               Customer Service--North
                                               Dakota
                          Prior to
                          4/10/00     Vice President, Customer
                                      Service, North Dakota

Douglas L. Kjellerup (59) 4/10/00     Present: Vice President,
                                               Chief Operating Officer
                                               Energy Delivery

                          2/1/99      Chief Operating Officer,
                                      Energy Delivery; Vice President,
                                      Marketing and Development

                          Prior to
                          2/1/99      Vice President, Marketing and
                                      Development

George A. Koeck (48)      4/10/00     Present: Corporate Secretary
                                               and General Counsel

                          8/2/99      General Counsel

                          Prior to
                          8/2/99      Partner, Dorsey & Whitney, LLP

Lauris N. Molbert (43)    4/10/00     Present: Vice President, Chief
                                               Operating Officer, Varistar;
                                               President and Chief
                                               Operating Officer,
                                               Varistar Corporation
                          Prior to
                          4/10/00     President and Chief Operating Officer,
                                      Varistar Corporation

Rodney C.H. Scheel (51)   4/10/00     Present: Vice President, Delivery Systems

                          Prior to
                          4/10/00     Vice President, Electrical

Ward L. Uggerud (52)      4/10/00     Present: Vice President,
                                               Chief Operating Officer
                                               Energy Supply

                          2/1/99      Chief Operating Officer,
                                      Energy Supply; Vice President,
                                      Operations

                          Prior to
                          2/1/99      Vice President, Operations


     The term of office of each of the officers is one year.
Any officer elected may be removed by the vote of the Board of Directors at any time during the term.


                            PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS
            -------------------

     The information required by this Item is incorporated by reference to the first sentence under "Otter Tail Power Company stock listing" on Page 52, to "Selected consolidated financial data" on Page 21 and to "Quarterly information" on Page 45 of the Company's 2000 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 6.     SELECTED FINANCIAL DATA
            -----------------------

     The information required by this Item is incorporated by reference to "Selected consolidated financial data" on Page 21 of the Company's 2000 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

     The information required by this Item is incorporated by reference to "Management's discussion and analysis of financial condition and results of operations" on Pages 22 through 28 of the Company's 2000 Annual Report to Shareholders, filed as an Exhibit hereto.

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


Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

     The information required by this Item is incorporated by reference to "Quarterly information" on Page 45 and the Company's audited financial statements on Pages 29 through 45 of the Company's 2000 Annual Report to Shareholders excluding "Report of Management" on Page 29, filed as an Exhibit hereto.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE
            -----------------------------------
     None.


                            PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
             --------------------------------------------------

     The information required by this Item regarding Directors is incorporated by reference to the information under "Nominees for Election as Directors" in the Company's definitive Proxy Statement dated March 2, 2001. The information regarding executive officers is set forth in Item 4A hereto. The information regarding Section 16 reporting is incorporated by reference to the information under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement dated March 2, 2001.

Item 11.     EXECUTIVE COMPENSATION
             ----------------------

     The information required by this Item is incorporated by reference to the information under "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values," "Pension and Supplemental Retirement Plans," "Severance and Employment Agreements," and "Directors' Compensation" in the Company's definitive Proxy Statement dated March 2, 2001.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT
             ----------

     The information required by this Item is incorporated by reference to the information under "Outstanding Voting Shares" and "Security Ownership of Management" in the Company's definitive Proxy Statement dated March 2, 2001.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             ----------------------------------------------
     None.

                             PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K
             -----------

     (a)   List of documents filed:

           (1)  and (2) See Table of Contents on Page 23 hereof.

           (3)  See Exhibit Index on Pages 24 through 29 hereof.

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

                                        OTTER TAIL POWER COMPANY


                                        By  /s/John D.Erickson
                                           ----------------------
                                           John D. Erickson
                                           Executive Vice President,
                                           Chief Financial Officer
                                           and Treasurer
                                   Dated:  March 27, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title
-------------------

John C. MacFarlane                              )
  Chairman, President and                       )
  Chief Executive Officer                       )
  (principal executive officer)                 )
  and Director                                  )
                                                )
John D. Erickson                                )
  Executive Vice President,                     )
  Chief Financial Officer and Treasurer         )
  (principal financial and accounting officer)  )
                                                ) By /s/John D. Erickson
Thomas M. Brown, Director                       )    --------------------------
                                                )       John D. Erickson
Dayle Dietz, Director                           )   Pro Se and Attorney-in-Fact
                                                )      Dated March 27, 2001
Dennis R. Emmen, Director                       )
                                                )
Maynard D. Helgaas, Director                    )
                                                )
Arvid R. Liebe, Director                        )
                                                )
Kenneth L. Nelson, Director                     )
                                                )
Nathan I. Partain, Director                     )
                                                )
Robert N. Spolum, Director                      )




                                OTTER TAIL POWER COMPANY

                                   TABLE OF CONTENTS
                                   -----------------

   FINANCIAL STATEMENTS, SUPPLEMENTARY FINANCIAL DATA, SUPPLEMENTAL FINANCIAL
      SCHEDULES INCLUDED IN ANNUAL REPORT (FORM 10-K) FOR THE YEAR ENDED
                                   DECEMBER 31, 2000

The following items are included in this annual report by reference to the registrant's Annual Report to Shareholders for the year ended December 31, 2000:

                                                                Page in
                                                                Annual
                                                                Report to
                                                                Shareholders
                                                                ------------
Financial Statements:

    Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . 29

    Consolidated Balance Sheets, December 31, 2000 and 1999. . . . . .30 & 31

    Consolidated Statements of Income for the Three Years
    Ended December 31, 2000  . . . . . . . . . . . . . . . . . . . . . . . 32

    Consolidated Statements of Changes in Common Shareholders' Equity for the
    Three Years Ended December 31, 2000. . . . . . . . . . . . . . . . . . 33

    Consolidated Statements of Cash Flows for the Three Years
    Ended December 31, 2000  . . . . . . . . . . . . . . . . . . . . . . . 34

    Consolidated Statements of Capitalization, December 31, 2000
    and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

    Notes to Consolidated Financial Statements . . . . . . . . . . . . .36-45

Selected Consolidated Financial Data for the Five Years
    Ended December 31, 2000  . . . . . . . . . . . . . . . . . . . . . . . 21

Quarterly Data for the Two Years Ended
    December 31, 2000  . . . . . . . . . . . . . . . . . . . . . . . . . . 45


Schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or the notes thereto.