Form 10-Q
period 2001-03-31
OTTER TAIL CORP
filed 2001-05-15
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                    FORM 10-Q


(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   MARCH 31, 2001
                                        OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from          to


Commission file number     0-368


                           OTTER TAIL CORPORATION
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

                          Otter Tail Power Company
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past
90 days.      YES  X      NO

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

       April 30, 2001 - 24,313,457 Common Shares ($5 par value)



                            OTTER TAIL CORPORATION
                            ----------------------

                                   INDEX
                                   -----


PART I.   FINANCIAL INFORMATION                                    Page No.
                                                                   --------

  Item 1.  Financial Statements

           Consolidated Balance Sheets - March 31, 2001
           and December 31, 2000 (Unaudited)                         2 & 3

           Consolidated Statements of Income - Three Months
           Ended March 31, 2001 and 2000 (Unaudited)                     4

           Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 2001 and 2000  (Unaudited)                    5

           Notes to Consolidated Financial Statements (Unaudited)      6-8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        9-13

  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk	                                                13


PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities                                        13

  Item 6.  Exhibits and Reports on Form 8-K                             13


SIGNATURES                                                              13



                            PART I.  FINANCIAL INFORMATION
                            ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                                OTTER TAIL CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                       -ASSETS-

                                                            MARCH 31,      DECEMBER 31,
                                                              2001            2000
                                                           ----------     -------------
                                                                            (Restated)
                                                             (Thousands of dollars)
CURRENT ASSETS:
Cash and cash equivalents                                  $   9,173       $   1,259
Accounts receivable:
   Trade - net                                                71,643          58,800
   Other                                                       6,013           6,037
Inventory, fuel, materials and supplies                       45,740          41,815
Deferred income taxes                                          3,679           3,695
Accrued utility revenues                                       9,402          11,315
Other                                                          7,157           6,703
                                                           ---------       ---------
     TOTAL CURRENT ASSETS                                    152,807         129,624
                                                           ---------       ---------

INVESTMENTS                                                   19,429          19,073
                                                           ---------       ---------
INTANGIBLES -- NET                                            42,724          43,532
                                                           ---------       ---------
OTHER ASSETS                                                  11,594          10,126
                                                           ---------       ---------
DEFERRED DEBITS:
Unamortized debt expense and reacquisition premiums            2,661           2,778
Regulatory assets                                              5,412           5,517
Other                                                          1,381           1,183
                                                           ---------       ---------
     TOTAL DEFERRED DEBITS                                     9,454           9,478
                                                           ---------       ---------

PLANT:
Electric plant in service                                    796,721         795,357
Diversified operations                                       128,931         127,219
                                                           ---------       ---------
     TOTAL PLANT                                             925,652         922,576
Less accumulated depreciation and amortization               421,113         414,892
                                                           ---------       ---------
                                                             504,539         507,684
Construction work in progress                                 16,363          13,117
                                                           ---------       ---------
     NET PLANT                                               520,902         520,801
                                                           ---------       ---------

        TOTAL                                              $ 756,910       $ 732,634
                                                           =========       =========


          See accompanying notes to consolidated financial statements

                                     - 2 -



                               OTTER TAIL CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                    -LIABILITIES-
                                                              March 31,      December 31,
                                                                2001            2000
                                                            -----------      ------------
                                                                              (Restated)
                                                                (Thousands of dollars)
CURRENT LIABILITIES
Short-term debt                                             $   20,680       $        -
Sinking fund requirements and current maturities                10,848           13,576
Accounts payable                                                53,213           51,620
Accrued salaries and wages                                       4,727            9,476
Accrued federal and state income taxes                           7,369            3,243
Other taxes accrued                                             11,334           10,585
Other accrued liabilities                                        5,850            6,524
                                                            ----------       ----------
     TOTAL CURRENT LIABILITIES                                 114,021           95,024
                                                            ----------       ----------

NONCURRENT LIABILITIES                                          30,801           30,181
                                                            ----------       ----------
DEFERRED CREDITS
Accumulated deferred income taxes                               86,199           86,327
Accumulated deferred investment tax credit                      14,824           15,112
Regulatory liabilities                                          10,532           10,618
Other                                                            8,544            6,850
                                                            ----------       ----------
     TOTAL DEFERRED CREDITS                                    120,099          118,907
                                                            ----------       ----------

CAPITALIZATION

Long-term debt                                                 193,381          194,623
                                                            ----------       ----------
Cumulative preferred shares
  authorized 1,500,000 shares without par value;
  outstanding  2001 and 2000 -- 335,000 shares
     Subject to mandatory redemption                            18,000           18,000
                                                            ----------       ----------
    Other                                                       15,500           15,500
                                                            ----------       ----------

Cumulative preference shares - authorized 1,000,000
  shares without par value;  outstanding - none                      -                -

Common shares, par value $5 per share
  authorized 50,000,000 shares;
  outstanding 2001 -- 24,308,834 and 2000 -- 24,303,918        121,544          121,520
Premium on common shares                                            27               49
Unearned compensation                                             (151)            (226)
Retained earnings                                              143,908          139,276
Accumulated other comprehensive income                            (220)            (220)
                                                            ----------       ----------
    TOTAL                                                      265,108          260,399

       TOTAL CAPITALIZATION                                    491,989          488,522
                                                            ----------       ----------
            TOTAL                                           $  756,910       $  732,634
                                                            ==========       ==========


                 See accompanying notes to consolidated financial statements

                                             -3-


                               OTTER TAIL CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     2001                2000
                                                                 -----------         ----------
                                                                                     (Restated)
                                                                    (in thousands, except share
                                                                      and per share amounts)
OPERATING REVENUES
Electric                                                          $   82,631         $   61,302
Plastics                                                              13,961             26,363
Health services                                                       17,900             16,645
Manufacturing                                                         24,120             19,530
Other business operations                                             16,897             16,505
                                                                  ----------         ----------
    Total operating revenues                                         155,509            140,345

OPERATING EXPENSES
Production fuel                                                       11,505              8,421
Purchased power                                                       26,391             13,921
Other electric operation and maintenance expenses                     15,565             16,865
Cost of goods sold                                                    53,802             53,849
Other nonelectric expenses                                            13,817             14,193
Depreciation and amortization                                         10,106              9,686
Property taxes                                                         2,784              2,639
                                                                  ----------         ----------
    Total operating expenses                                         133,970            119,574

OPERATING INCOME (LOSS)
Electric                                                              20,372             13,543
Plastics                                                              (1,162)             4,750
Health services                                                        1,754              1,048
Manufacturing                                                          2,125              1,674
Other business operations                                             (1,550)              (244)
                                                                  ----------         ----------
    Total operating income                                            21,539             20,771

OTHER INCOME AND (DEDUCTIONS) - NET                                      318                684
INTEREST CHARGES                                                       4,085              4,081
                                                                  ----------         ----------
INCOME BEFORE INCOME TAXES                                            17,772             17,374
INCOME TAXES                                                           6,301              6,435
                                                                  ----------         ----------
NET INCOME                                                            11,471             10,939
Preferred dividend requirements                                          469                469
                                                                  ----------         ----------
EARNINGS AVAILABLE FOR COMMON SHARES                              $   11,002         $   10,470
                                                                  ==========         ==========
Basic earnings per average common share:                          $     0.45         $     0.43
                                                                  ==========         ==========
Diluted earnings per average common share:                        $     0.45         $     0.43
                                                                  ==========         ==========

Average number of common shares outstanding - basic               24,306,438         24,301,040
Average number of common shares outstanding - diluted             24,505,664         24,304,450

Dividends per common share                                             $0.26             $0.255


                  See accompanying notes to consolidated financial statements

                                              -4-



                                 OTTER TAIL CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                                           THREE MONTHS ENDED
                                                                               March  31,
                                                                           2001          2000
                                                                         --------      --------
                                                                                      (Restated)
                                                                         (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 11,471      $ 10,939
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                        10,106         9,686
      Deferred investment tax credit - net                                   (288)         (260)
      Deferred income taxes                                                   (93)         (800)
      Change in deferred debits and other assets                           (1,730)          726
      Change in noncurrent liabilities and deferred credits                 2,314           364
      Allowance for equity (other) funds used during construction            (105)          (88)
      Losses from investments and disposal of noncurrent assets               173            21
  Cash provided by (used for) current assets & current liabilities:
      Change in receivables, materials and supplies                       (16,740)      (13,523)
      Change in other current assets                                        1,455         2,093
      Change in payables and other current liabilities                     (2,085)       (5,417)
      Change in interest and income taxes payable                           3,131        (1,117)
                                                                         --------      --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                         7,609         2,624

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                 (9,354)      (11,018)
      Proceeds from disposal of noncurrent assets                             333           360
      Purchase of businesses, net of cash acquired                              -       (31,377)
      Change in temporary cash investments                                      -          (768)
      Change in other investments                                            (521)        1,979
                                                                         --------      --------
          NET CASH USED IN INVESTING ACTIVITIES                            (9,542)      (40,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under line of credit                                  20,680        19,340
      Proceeds from issuance of common stock                                    2             -
      Proceeds from issuance of long-term debt                                  -        18,791
      Payments for retirement of long-term debt                            (3,995)       (2,990)
      Dividends paid                                                       (6,840)       (6,633)
                                                                         --------      --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                         9,847        28,508

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     7,914        (9,692)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            1,259        24,818
                                                                         --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  9,173      $ 15,126
                                                                         ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest and income taxes:
    Interest (net of amount capitalized)                                 $  4,840      $  4,707
    Income taxes                                                         $  2,427      $  7,311


                    See accompanying notes to consolidated financial statements

                                               - 5 -



                        OTTER TAIL CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------
                             (Unaudited)

Otter Tail Corporation (the Company), in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for the periods. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2000, 1999, and 1998 included in the Company's 2000 Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, the earnings for the three-month period ended March 31, 2001, should not be taken as an indication of earnings for all or any part of the balance of the year.

Acquisition
-----------

On February 28, 2001, the Company acquired all of the outstanding common stock of T.O. Plastics, Inc. in exchange for 451,066 newly issued shares of the Company's common stock. T.O. Plastics, Inc. custom manufactures returnable pallets, material and handling trays and horticultural containers. It has three facilities in Minnesota and one facility in South Carolina. This acquisition has been accounted for as a pooling-of-interests. The Company's prior period consolidated financial statements presented as part of this filing have been restated to include T.O. Plastics, Inc.

The impact of this acquisition on the Company's consolidated statements of income and cash flows for the three-month period ending March 31, 2000, is presented in the table below:


                                                       Otter Tail       T. O.
(in thousands)                                         Corporation     Plastics     Combined
--------------------------------------------------------------------------------------------
For the three months ended March 31, 2000:
  Revenue                                              $ 134,755      $ 5,590      $140,345
  Operating income                                        19,771        1,000        20,771
  Net income                                              10,417          522        10,939
  Basic and diluted earnings per share                      0.42         0.01          0.43
  Net cash provided by operating activities                1,516        1,108         2,624
  Net cash used in investing activities                  (40,712)        (112)      (40,824)
  Net cash provided by (used in) financing activities     29,560       (1,052)       28,508


Common Shares and Earnings per Share
------------------------------------

On April 9, 2001 the Company's Board of Directors granted 550,000 stock options to executives and key management employees and 16,000 stock options to outside directors under the 1999 Stock Incentive Plan (Incentive Plan). The exercise price of the stock options is equal to the fair market value per
share at the date of the grant.   The options granted to outside directors
are exercisable immediately. All other options vest ratably over a four-year period. The options expire ten years after the date of the grant. As of April 9, 2001 a total of 1,339,384 options were outstanding and a total of 14,713 shares of restricted stock had been issued under the Incentive Plan. The Company accounts for the Incentive Plan under Accounting Principles
Board Opinion No. 25.

Under the 1999 Employee Stock Purchase Plan (Purchase Plan) 30,964 common shares were purchased from the open market during the quarter ended March 31, 2001. The Purchase Plan allows eligible employees to purchase the Company's common shares at 85% of the lower market price at either the beginning or the end of each six-month purchase period.

The Company currently purchases the commons shares needed for the Automatic Dividend Reinvestment and Share Purchase Plan from the open market instead of issuing new shares.

Basic earnings per common share are calculated by dividing earnings available for common shares by the average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

Comprehensive Income
--------------------

The only element of comprehensive income for the three-months ended March 31, 2001 and March 31, 2000 was net income of $11.5 million and $10.9 million, respectively.

Segment Information
-------------------

The Company's business operations are broken down into five segments based on products and services. Electric includes the electric utility only operating in Minnesota, North Dakota, and South Dakota. Plastics consists of businesses involved in the production of PVC pipe in the Upper Midwest and Southwest regions of the United States. Health services consists of businesses involved in the sale, service, rental, refurbishing and operation of medical imaging equipment and the sale of related supplies and accessories to various medical institutions located in 24 states. Manufacturing consists of businesses involved in the production of wind towers, agricultural equipment, frame-straightening equipment and accessories for the auto body shop industry, custom plastic pallets, material and handling trays, and horticultural containers, contract machining, and metal parts stamping and fabrication located primarily in the Upper Midwest. Other business operations consists of businesses in such areas as electrical and telephone construction contracting, transportation, telecommunications, entertainment, energy services, natural gas marketing, and corporate administrative and general expenses that are not allocated to other segments. The electrical and telephone construction contracting companies, and energy services and natural gas marketing business operate primarily in the Upper Midwest. The telecommunications companies operate in central and northeast Minnesota and the transportation company operates in 48 states and 6 Canadian provinces. The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital.

                    Operating Income (Loss)
                    -----------------------
                                         Three months ended
                                               March 31,
                                          ------------------
(in thousands)                            2001          2000
-------------------------------------------------------------
  Electric                             $ 20,372      $ 13,543
  Plastics                               (1,162)        4,750
  Health services                         1,754         1,048
  Manufacturing                           2,125         1,674
  Other business operations              (1,550)         (244)
                                       --------      --------
      Total                            $ 21,539      $ 20,771
                                       ========      ========


                       Identifiable Assets
                       -------------------
                                         As of          As of
                                        March 31,    December 31,
(in thousands)                            2001          2000
-----------------------------------------------------------------
  Electric                              $538,812      $531,778
  Plastics                                53,993        49,831
  Health services                         42,120        32,909
  Manufacturing                           60,133        54,056
  Other business operations               61,852        64,060
                                        --------      --------
    Total                               $756,910      $732,634
                                        ========      ========

Substantially all sales and long-lived assets of the Company are within the United States.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to 2001 presentation. Such reclassifications had no impact on net income, shareholders' equity, or cash flows from operations.

New Accounting Standard
-----------------------

As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the consolidated balance sheet at fair value. Adoption of this standard, under the Company's interpretation of SFAS 133, did not have a material effect on the consolidated financial position or results of operations for the three months ended March 31, 2001. However, there are certain electric utlity industry issues that have yet to be resolved by the Financial Accounting Standard Board, which could affect the industry and the Company's interpretations. The Company is in the process of determining the effect of these issues.

Forward Looking Information - Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
----------------------------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the Act), the Company has filed cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form
10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Factors that might cause such differences include, but are not limited to, the Company's ongoing involvement in diversification efforts, the timing and scope of deregulation and open competition, growth of electric revenues, impact of the investment performance of the utility's pension plan, changes in the economy of the Upper Midwest, governmental and regulatory action, fuel and purchased power costs, environmental issues, weather conditions, and other factors discussed under "Factors affecting future earnings" on pages 26-28 of the Company's 2000 Annual Report to Shareholders, which is incorporated by reference in the Company's Form 10-K for the fiscal year ended December 31, 2000. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------

MATERIAL CHANGES IN FINANCIAL POSITION
--------------------------------------

Cash provided by operating activities of $7.6 million as shown on the Consolidated Statement of Cash Flows for the three months ended March 31, 2001, combined with cash on hand of $1.3 million as of December 31, 2000 allowed the Company to pay dividends and partially finance its capital expenditures for first quarter of 2001. Net cash provided by operating activities increased $5.0 million for the three months ended March 31, 2001, compared with the three months ended March 31, 2000. Net cash used in investing activities decreased $31.3 million between the periods due to the acquisition of Vinyltech Corporation in January 2000. Net cash provided by financing activities decreased $18.7 million. The decrease is primarily due to the issuance of long-term debt to finance the Vinyltech acquisition during the three months ended March 31, 2000. The Company has bank lines and lines of credit totaling $38.0 million. As of March 31, 2001, $17.3 million was available in unused lines of credit, which could be used to supplement cash needs.

The Company estimates that funds internally generated net of forecasted dividend payments, combined with funds on hand, will be sufficient to meet sinking fund payments on First Mortgage Bonds and preferred stock redemption requirements in the next five years and to provide for its estimated 2001-2005 consolidated capital expenditures. Additional short-term or long-term financing will be required in the period 2001-2005 in connection with the maturity of long-term debt, in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, to fund additional acquisitions, or for other corporate purposes.

Trade accounts receivable increased $12.8 million with the majority of this increase coming from the health services and manufacturing segments. This increase reflects advance payments made to an equipment manufacturer for health service businesses prior to completing the lease financing on the equipment. These payments will be collected when the leases are funded. Increased sales within the manufacturing segment also contributed to the increase in trade accounts receivable. The $3.9 million increase in inventory, fuel, material and supplies is due to the build up of inventory in the manufacturing segment to meet increased sales and an increase in coal inventories at the electric utility's generating stations.

Normal seasonal increases in credit line usage at the Company's plastics and manufacturing segments along with increased borrowing within the health services segment led to the $20.7 million increase in short-term debt. Accrued salaries and wages decreased $4.7 million as a result of the payment of 2000 accrued employee incentives. The $4.1 million increase in accrued federal and state income taxes is related to the timing of estimated quarterly tax payments due in December and April.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

    Comparison of the Three Months Ended March 31, 2001 and 2000
    ------------------------------------------------------------

                          Consolidated Results
                          --------------------

The Company recorded basic and diluted earnings per share of $0.45 for the three months ended March 31, 2001, compared with $0.43 for the three months ended March 31, 2000. Total operating revenues were $155.6 million for the three months ended March 31, 2001, compared with $140.3 million for the three months ended March 31, 2000. Operating income was $21.5 million for the three months ended March 31, 2001, compared with $20.8 million for the first three months of 2000. The improved results for the three months ended March 31, 2001, compared with the three months ended March 31, 2000, is due to strong results from the electric segment combined with growth in the manufacturing and health services segments which helped to offset losses in the plastics and other business operations segments.


                                Electric
                                --------

                                              Three months ended
                                                   March 31,        Percentage
(in thousands)                                2001          2000      Change
------------------------------------------------------------------------------
Operating revenues                         $ 82,631      $ 61,302      34.8
Production fuel                              11,505         8,421      36.6
Purchased power                              26,391        13,921      89.6
Other operation and maintenance expenses     15,565        16,865      (7.7)
Depreciation and amortization                 6,014         5,913       1.7
Property taxes                                2,784         2,639       5.5
                                           --------      --------      ----
Operating income                           $ 20,372      $ 13,543      50.4
                                           ========      ========      ====

The increase in electric operating revenues for the three months ended March 31, 2001, compared with the three months ended March 31, 2000, is due to a $15.6 million (176.9%) increase in revenues from wholesale power pool sales, a $5.5 million (10.7%) increase in retail revenue and a $289,000 (17.1%) increase in other electric revenues.

The increase in revenues from wholesale power pool sales resulted from a 78.8% increase in revenue per kilowatt-hour (kwh) sold combined with a 54.9% increase in kwh sold. Market prices for wholesale power pool sales were higher due to more plants in the Mid-Continent Area Power Pool (MAPP) region being down for maintenance and colder weather in the MAPP area. The colder weather and regional plant outages had a direct impact on the increase in kwh sold. Gross margins on wholesale power pool sales increased $1.7 million. The increase in retail revenues resulted from an 8.3% increase in retail kwh sold combined with a 2.2% increase in revenue per kwh sold. The increase in kwh sold which occurred in all customer categories except street lighting can be attributed to colder weather and higher fossil fuel costs. Heating degree days increased 15.3% between the first three months of 2001
compared to the three months ended March 31, 2000.   Revenues per kwh sold
increased due to an increase in cost-of-energy revenues.

Production fuel expenses increased for the three months ended March 31, 2001, compared with the three months ended March 31, 2000, as a result of a 30.6% increase in kwh generated at the electric utility's coal-fired generating stations combined with a 2.6% increase in cost per kwh generated. During the three months ended March 31, 2000, both the electric utility's Coyote Station and Hoot Lake Plant Unit 3 were off-line for maintenance outages. The cost of purchased power increased due to a 60% increase in cost per kwh purchased and a 66% increase in kwh purchased for resale offset by a 38.5% decrease in kwh purchased for system use. Since generation was higher at the electric utility's generating stations, less power was purchased to meet retail customers' demands. Other operation and maintenance expenses decreased $1.3 million due to reductions in labor and employee benefit costs and less contracted work for other utilities.


                                Plastics
                                --------

                                           Three months ended
                                                March 31,        Percentage
(in thousands)                             2001          2000      Change
---------------------------------------------------------------------------
Operating revenues                      $ 13,961      $ 26,363     (47.0)
Cost of goods sold                        13,432        18,962     (29.2)
Operating expenses                           873         1,866     (53.2)
Depreciation and amortization                818           785       4.2
                                        --------      --------     -----
Operating income (loss)                 $ (1,162)     $  4,750       --
                                        ========      ========     =====

The decrease in operating revenues for the three months ended March 31, 2001, compared with the three months ended March 31, 2000, is due to a 24% reduction in pounds of PVC pipe sold combined with a 30.3% decline in average sales price per pound. The decrease in cost of goods sold reflects the reduction in pounds of PVC pipe sold and a 6.7% decrease in the average cost per pound of pipe sold. Operating expenses decreased primarily due to a reduction in selling expenses. As initially reported in the last half of 2000, demand for PVC pipe products has softened and gross margins have dropped. These trends have continued through the three months ended
March 31, 2001. The slowdown in the general economy, particularly in the construction industry, has continued to have an adverse impact on this segment's performance.


                             Health Services
                             ---------------

                                           Three months ended
                                                March 31,        Percentage
(in thousands)                             2001          2000      Change
---------------------------------------------------------------------------
Operating revenues                      $ 17,900      $ 16,645       7.5
Cost of goods sold                        13,109        12,844       2.1
Operating expenses                         2,306         1,931      19.4
Depreciation and amortization                731           822     (11.1)
                                        --------      --------     -----
Operating income                        $  1,754      $  1,048      67.4
                                        ========      ========     =====

Health services operating revenues increased due to a 6.2% increase in the number of scans performed, combined with a 0.3% increase in average fee per scan during the three months ended March 31, 2001, compared with the same period in 2000. Increases in equipment sales, services and supplies also contributed to the increase in operating revenues. Cost of goods sold and operating expenses increased in relationship to the increase in the number of scans performed and the increase in sales.


                             Manufacturing
                             -------------

                                           Three months ended
                                                March 31,        Percentage
(in thousands)                             2001          2000      Change
---------------------------------------------------------------------------
Operating revenues                      $ 24,120      $ 19,530      23.5
Cost of goods sold                        18,261        13,694      33.4
Operating expenses                         2,599         3,268     (20.5)
Depreciation and amortization              1,135           894      27.0
                                        --------      --------     -----
Operating income                        $  2,125      $  1,674      26.9
                                        ========      ========     =====

The increase in manufacturing operating revenues occurred at the manufacturing subsidiary that produces wind towers and at the subsidiaries that perform metal parts stamping and fabrication. The production and sale of wind towers is a new product line that did not exist during the three months ended March 31, 2000, and sales volumes have increased at the metal parts stamping and fabrication companies. Offsetting the increases in operating revenues was a decrease in sales of frame-straightening equipment for the auto body shop industry. The number of units sold decreased 20%. The increase in cost of goods sold follows the increase in operating revenues. Overall gross margins in this segment increased 0.4% when comparing the three months ended March 31, 2001 and March 31, 2000. The decrease in operating expenses reflects a reduction in research and development expenses.


                          Other Business Operations
                          -------------------------

                                           Three months ended
                                                March 31,        Percentage
(in thousands)                             2001          2000      Change
---------------------------------------------------------------------------
Operating revenues                      $ 16,897      $ 16,505       2.4
Cost of goods sold                         9,000         8,349       7.8
Operating expenses                         8,039         7,128      12.8
Depreciation and amortization              1,408         1,272      10.7
                                        --------      --------     -----
Operating income (loss)                 $ (1,550)     $   (244)      --
                                        ========      ========     =====

Increases in operating revenues of approximately $3.7 million from the energy services and transportation subsidiaries were offset by decreases in revenues from the construction subsidiaries. Both operating revenues and cost of goods sold increased significantly for the energy services company due to the high cost of natural gas. Operating revenues and cost of goods sold decreased for the construction companies due to cold weather and the slowing economy. Increases in diesel fuel costs along with reductions in freight volumes due to the slowing economy negatively affected the transportation subsidiary.


      Other Income and Deductions, Interest Charges, and Income Taxes
      ---------------------------------------------------------------

The decrease in other income and deductions of $366,000 (53.5%) reflects the reduction in dividend income as the result of the redemption of an investment during the three months ended March 31, 2000. Interest charges increased $4,000 due to higher average debt outstanding offset by lower interest rates. Income tax expense decreased $134,000 for the three months ended March 31, 2001, compared with the three months ended March 31, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Company does not have material market risk exposure related to foreign currency exchange rate risk, commodity price risk or interest rate risk.


                         PART II.  OTHER INFORMATION
                         ---------------------------

Item 2.  Changes in Securities
         ---------------------

On February 28, 2001, the Company issued 451,066 shares of common stock in connection with the acquisition of T.O. Plastics, Inc. The issuance of such shares did not involve a public offering and therefore was exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

a)  Exhibits:  None

b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the fiscal three months ended March 31, 2001.


                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         OTTER TAIL CORPORATION


                         By:   /s/Kevin G. Moug
                             -------------------------
                                  Kevin G. Moug
                        Chief Financial Officer and Treasurer
                   (Chief Financial Officer/Authorized Officer)


Dated:  May 15, 2001
        ------------