Form 10-Q
period 2001-06-30
OTTER TAIL CORP
filed 2001-08-14
CIK 75129

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

           EXCHANGE ACT OF 1934
For the quarterly period ended	JUNE 30, 2001

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	0-368

OTTER TAIL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-0462685
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
215 South Cascade Street, Box 496, Fergus Falls, Minnesota	56538-0496
(Address of principal executive offices)	(Zip Code)

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

July 31, 2001 - 24,324,437 Common Shares ($5 par value)

OTTER TAIL CORPORATION

INDEX

Part I. Financial Information	Page No.

Item 1. Financial Statements

Consolidated Balance Sheets - June 30, 2001 and December 31, 2000 (Unaudited)	2 & 3

Consolidated Statements of Income - Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)	4

Consolidated Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 6. Exhibits and Reports on Form 8-K	17

Signatures	18
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Otter Tail Corporation
Consolidated Balance Sheets
(Unaudited)
-Assets-
		June 30,	December 31,
		2001	2000
			(Restated)
		(Thousands of dollars)
Current assets:
Cash and cash equivalents		$ 4,641	$ 1,259
Accounts receivable:
Trade - net		63,579	58,800
Other		4,544	6,037
Inventory, fuel, materials and supplies		41,082	41,815
Deferred income taxes		3,690	3,695
Accrued utility revenues		7,908	11,315
Other		9,757	6,703
Total current assets		135,201	129,624

Investments		19,930	19,073
Intangibles -- net		43,711	43,532
Other assets		13,376	10,126

Deferred debits:
Unamortized debt expense and reacquisition premiums		2,552	2,778
Regulatory assets		5,307	5,517
Other		1,210	1,183
Total deferred debits		9,069	9,478

Plant:
Electric plant in service		799,559	795,357
Diversified operations		129,536	127,219
Total plant		929,095	922,576
Less accumulated depreciation and amortization		426,857	414,892
		502,238	507,684
Construction work in progress		23,131	13,117
Net plant		525,369	520,801

Total		$ 746,656	$ 732,634
		===========	===========

See accompanying notes to consolidated financial statements

- 2 -

Otter Tail Corporation
Consolidated Balance Sheets
(Unaudited)
-Liabilities-
	June 30,	December 31,
	2001	2000
		(Restated)
	(Thousands of dollars)
Current liabilities
Short-term debt	$17,036	$ -
Sinking fund requirements and current maturities	10,529	13,576
Accounts payable	49,198	51,620
Accrued salaries and wages	6,388	9,476
Accrued federal and state income taxes	8,025	3,243
Other accrued taxes	7,831	10,585
Other accrued liabilities	6,577	6,524
Total current liabilities	105,584	95,024

Noncurrent liabilities	31,152	30,181

Deferred credits
Accumulated deferred income taxes	85,822	86,327
Accumulated deferred investment tax credit	14,535	15,112
Regulatory liabilities	10,445	10,618
Other	7,168	6,850
Total deferred credits	117,970	118,907

Capitalization

Long-term debt	191,179	194,623

Cumulative preferred shares
authorized 1,500,000 shares without par value;
outstanding 2001 and 2000 -- 335,000 shares
Subject to mandatory redemption	18,000	18,000
Other	15,500	15,500

Cumulative preference shares - authorized 1,000,000
shares without par value; outstanding - none

Common shares, par value $5 per share
authorized 50,000,000 shares;
outstanding 2001 -- 24,317,521 and 2000 -- 24,303,918	121,588	121,520
Premium on common shares	164	49
Unearned compensation	(151)	(226)
Retained earnings	145,890	139,276
Accumulated other comprehensive loss	(220)	(220)
Total	267,271	260,399

Total capitalization	491,950	488,522

Total	$ 746,656	$ 732,634
	==========	==========

See accompanying notes to consolidated financial statements

-3-

Otter Tail Corporation
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

		(Restated)		(Restated)
	(in thousands, except share and per share amounts)
Operating revenues
Electric	$ 69,377	$ 58,443	$ 152,008	$ 119,745
Plastics	18,663	25,240	32,624	51,603
Health services	19,626	15,036	37,526	31,681
Manufacturing	25,851	20,003	49,971	39,533
Other business operations	19,379	18,427	36,276	34,932
Total operating revenues	152,896	137,149	308,405	277,494

Operating expenses
Production fuel	9,440	9,160	20,945	17,581
Purchased power	22,177	12,690	48,568	26,611
Other electric operation and maintenance expenses	18,835	16,795	34,400	33,660
Cost of goods sold	60,839	53,002	114,641	106,851
Other nonelectric expenses	13,907	15,243	27,724	29,436
Depreciation and amortization	10,288	9,756	20,394	19,442
Property taxes	2,342	2,638	5,126	5,277
Total operating expenses	137,828	119,284	271,798	238,858

Operating income (loss)
Electric	10,514	11,256	30,886	24,799
Plastics	(52)	4,068	(1,214)	8,818
Health services	1,536	2,411	3,290	3,459
Manufacturing	2,652	1,087	4,777	2,761
Other business operations	418	(957)	(1,132)	(1,201)
Total operating income	15,068	17,865	36,607	38,636

Other income and (deductions) - net	876	523	1,194	1,207
Interest charges	4,072	4,410	8,157	8,491
Income before income taxes	11,872	13,978	29,644	31,352
Income taxes	3,097	4,807	9,398	11,242
Net income	8,775	9,171	20,246	20,110
Preferred dividend requirements	470	470	939	939
Earnings available for common shares	$ 8,305	$ 8,701	$ 19,307	$ 19,171
	==========	==========	==========	==========
Basic earnings per common share:	$ 0.34	$ 0.36	$ 0.79	$ 0.79
Diluted earnings per common share:	$ 0.34	$ 0.36	$ 0.79	$ 0.79
Average number of common shares outstanding-basic	24,315,207	24,301,040	24,310,822	24,301,040
Average number of common shares outstanding-diluted	24,528,719	24,371,707	24,514,672	24,366,074
Dividends per common share	$0.26	$0.255	$0.52	$0.51

See accompanying notes to consolidated financial statements

-4-

Otter Tail Corporation
Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	June 30,
	2001	2000

		(Restated)
	(Thousands of dollars)
Cash flows from operating activities:
Net income	$ 20,246	$ 20,110
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	20,394	19,442
Deferred investment tax credit - net	(576)	(576)
Deferred income taxes	(462)	(899)
Change in deferred debits and other assets	(5,295)	(380)
Change in noncurrent liabilities and deferred credits	1,289	358
Allowance for equity (other) funds used during construction	(323)	(189)
Losses from investments and disposal of noncurrent assets	236	252
Cash provided by (used for) current assets & current liabilities:
Change in receivables, materials and supplies	(2,568)	(19,206)
Change in other current assets	342	1,702
Change in payables and other current liabilities	(8,103)	(2,972)
Change in interest and income taxes payable	4,675	1,177
Net cash provided by operating activities	29,855	18,819

Cash flows from investing activities:
Capital expenditures	(22,834)	(22,787)
Proceeds from disposal of noncurrent assets	497	924
Purchase of businesses, net of cash acquired	-	(34,120)
Change in other investments	(1,160)	1,230
Net cash used in investing activities	(23,497)	(54,753)

Cash flows from financing activities:
Net borrowings under line of credit	17,036	21,137
Proceeds from issuance of common stock	164	-
Proceeds from issuance of long-term debt	5,292	18,802
Payments for retirement of long-term debt	(11,836)	(4,568)
Dividends paid	(13,632)	(13,184)
Net cash (used in) provided by financing activities	(2,976)	22,187

Net change in cash and cash equivalents	3,382	(13,747)

Cash and cash equivalents at beginning of period	1,259	24,818
Cash and cash equivalents at end of period	$ 4,641	$11,071
	========	========
Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$ 6,390	$ 7,823
Income taxes	$ 5,504	$ 11,164

See accompanying notes to consolidated financial statements

- 5 -

OTTER TAIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Otter Tail Corporation (the Company), in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for the periods. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2000, 1999, and 1998 included in the Company's 2000 Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, the earnings for the three-month and six-month periods ended June 30, 2001, should not be taken as an indication of earnings for all or any part of the balance of the year.

Acquisition

On February 28, 2001 the Company acquired all of the outstanding common stock of T.O. Plastics, Inc. in exchange for 451,066 newly issued shares of the Company's common stock. T.O. Plastics, Inc. custom manufactures returnable pallets, material and handling trays and horticultural containers. It has three facilities in Minnesota and one facility in South Carolina. This acquisition has been accounted for as a pooling-of-interests. The Company's prior period consolidated financial statements presented as part of this filing have been restated to include T.O. Plastics, Inc.

The impact of this acquisition on the Company's consolidated statements of income and cash flows for the three-month and six-month periods ending June 30, 2000 are presented in the table below:

	Otter Tail	T. O.
(in thousands)	Corporation	Plastics	Combined
For the three months ended June 30, 2000:
Revenue	$133,729	$3,420	$137,149
Operating income	17,729	136	17,865
Net income	9,160	11	9,171
Basic and diluted earnings per share	0.36	--	0.36
For the six months ended June 30, 2000:
Revenue	$268,484	$9,010	$277,494
Operating income	37,500	1,136	38,636
Net income	19,577	533	20,110
Basic and diluted earnings per share	0.78	0.01	0.79
Net cash provided by operating activities	17,696	1,123	18,819
Net cash used in investing activities	(54,284)	(469)	(54,753)
Net cash provided by (used in) financing activities	22,897	(710)	22,187

Common Shares and Earnings per Share

On April 9, 2001 the Company's Board of Directors granted 550,000 stock options to executives and key management employees and 16,000 stock options to outside directors under the 1999 Stock Incentive Plan (Incentive Plan). The exercise price of the stock options is equal to the fair market value per share at the date of the grant. The options granted to outside directors are exercisable immediately. All other options vest ratably over a four-year period. The options expire ten years after the date of the grant. As of June 30, 2001 a total of 1,318,482 options were outstanding and a total of 14,713 shares of restricted stock had been issued under the Incentive Plan. The Company accounts for the Incentive Plan under Accounting Principles Board Opinion No. 25.

Basic earnings per common share are calculated by dividing earnings available for common shares by the average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

Comprehensive Income

The only element of comprehensive income for the three and six-months ended June 30, 2001 was net income of $8.8 million and $20.2 million, respectively.

Net income of $9.2 million and $20.1 million was the only element of comprehensive income for the three and six-months ended June 30, 2000, respectively.

Segment Information

The Company's business operations consist of five segments based on products and services. Electric includes the electric utility operating in Minnesota, North Dakota, and South Dakota. Plastics consists of businesses involved in the production of PVC pipe in the Upper Midwest and Southwest regions of the United States. Health services consists of businesses involved in the sale, service, rental, refurbishing and operation of medical imaging equipment and the sale of related supplies and accessories to various medical institutions located in 24 states. Manufacturing consists of businesses involved in the production of wind towers, agricultural equipment, frame-straightening equipment and accessories for the auto body shop industry, custom plastic pallets, material and handling trays, and horticultural containers, contract machining, and metal parts stamping and fabrication located primarily in the Upper Midwest. Other business operations consists of businesses in such areas as electrical and telephone construction contracting, transportation, telecommunications, entertainment, energy services, and natural gas marketing, as well as corporate administrative and general expenses that are not allocated to other segments. The electrical and telephone construction contracting companies, and energy services and natural gas marketing business operate primarily in the Upper Midwest. The telecommunications companies operate in central and northeast Minnesota and the transportation company operates in 48 states and 6 Canadian provinces. The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital.

Operating Income (Loss)

	Three months ended		Six months ended
	June 30		June 30
	2001	2000	2001	2000
	(in thousands)		(in thousands)
Electric	$10,514	$11,256	$30,886	$24,799
Plastics	(52)	4,068	(1,214)	8,818
Health services	1,536	2,411	3,290	3,459
Manufacturing	2,652	1,087	4,777	2,761
Other business operations	418	(957)	(1,132)	(1,201)
Total	$15,068	$17,865	$36,607	$38,636
	========	========	========	========

Identifiable Assets

	June 30,	December 31,
	2001	2000
	(in thousands)
Electric	$532,736	$531,778
Plastics	52,441	49,831
Health services	35,153	32,909
Manufacturing	62,147	54,056
Other business operations	64,179	64,060
Total	$746,656	$732,634
	=========	=========

Substantially all sales and long-lived assets of the Company are within the United States.

Reclassifications

Certain prior year amounts have been reclassified to conform to 2001 presentation. Such reclassification had no impact on net income, shareholders' equity, or cash flow from operations.

New Accounting Standards

As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the consolidated balance sheet at fair value. At the June 27, 2001 meeting of the Financial Accounting Standards Board (FASB), a number of electric utility industry issues related to the implementation of SFAS 133 were finalized. The interpretation of these issues by the FASB did not differ significantly from positions that the Company had taken in connection with the initial adoption of SFAS 133. As a result, the adoption of this standard did not have a material effect on the consolidated financial position or results of operations for the three and six-months ended June 30, 2001.

In July 2001 the FASB issued SFAS 141, Business Combinations, which requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a business combination, that meet certain criteria, be recognized and reported apart from goodwill. The Company has adopted this statement as of July 1, 2001. Adoption of this statement is not anticipated to have a material effect on the Company's consolidated financial statements.

In July 2001 the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which requires goodwill and intangible assets with indefinite useful lives no longer be amortized. Rather they will be tested for impairment, at least annually, in accordance with the provisions of SFAS 142. Intangible assets with definite useful lives will be amortized over their respective estimate useful lives and will be reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 142 is effective January 1, 2002, except for any goodwill arising in a purchase business combination completed on or after July 1, 2001 which would be subject immediately to the provisions of SFAS 142. The Company is reviewing this statement. As of June 30, 2001, the Company had net goodwill of $42.7 million. Included on the Company's consolidated statement of income for the six months ended June 30, 2001 is $1.6 million in goodwill amortization expense. SFAS 142 requires the Company perform an assessment of goodwill impairment as of the date of adoption. Any impairment loss resulting from this transition to SFAS 142 would be recognized as a cumulative effect of a change in accounting principle in the Company's consolidated income statement at the time of adoption.

In July 2001 the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for retirement obligations associated with tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. The Company is assessing this statement but has not yet determined the impact of SFAS 143 on its consolidated financial position or results of operations.

Forward Looking Information - Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the Act), the Company has filed cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Factors that might cause such differences include, but are not limited to, the Company's ongoing involvement in diversification efforts, the timing and scope of deregulation and open competition, growth of electric revenues, impact of the investment performance of the utility's pension plan, changes in the economy, governmental and regulatory action, weather conditions, fuel and purchased power costs, environmental issues, resin prices, and other factors discussed under "Factors affecting future earnings" on pages 26-28 of the Company's 2000 Annual Report to Shareholders, which is incorporated by reference in the Company's Form 10-K for the fiscal year ended December 31, 2000. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

MATERIAL CHANGES IN FINANCIAL POSITION

Cash provided by operating activities of $29.9 million for the six months ended June 30, 2001 combined with cash on hand of $1.3 million as of December 31, 2000 allowed the Company to pay dividends and finance most of its capital expenditures. Net cash provided by operating activities increased $11 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Net cash used in investing activities decreased $31.3 million and net cash provided by financing activities decreased $25.2 million between the periods primarily due to acquisitions completed in 2000. The Company has bank lines and lines of credit totaling $46 million. As of June 30, 2001, $29 million was available in unused lines of credit which could be used to supplement cash needs.

The Company estimates internally generated funds net of forecasted dividend payments, combined with funds on hand, will be sufficient to meet sinking fund payments on First Mortgage Bonds, to meet preferred stock redemption requirements in the next five years, and to provide for its estimated 2001-2005 consolidated capital expenditures. Additional short-term or long-term financing will be required in the period 2001-2005 in connection with the maturity of long-term debt, in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, to fund additional acquisitions, or for other corporate purposes.

Increased sales in the manufacturing and health services segments explain the majority of the $4.8 million increase in trade accounts receivable from December 31, 2000 to June 30, 2001. The $3.4 million decrease in accrued utility revenues reflects the reduction in unbilled utility revenues due to the seasonal change in weather. The timing of prepaid expenses in the manufacturing and health services segments combined with increases in costs in excess of billings in the construction and manufacturing businesses led to a majority of the $3.1 million increase in other current assets. Other assets increased $3.3 million primarily reflecting an increase in the prepaid pension asset. The $10 million increase in construction work in progress reflects the normal seasonal increase in work in progress at the electric utility and includes partial payments for a new combustion turbine peaking plant expected to be in service during 2003 and expenditures for a transmission project underway in North Dakota.

Normal seasonal increases in credit line usage at the Company's plastics, manufacturing and construction subsidiaries, along with increased borrowing within the health services segment, led to the $17.0 million increase in short-term debt. Accounts payable decreased $2.4 million as a result of decreased payables for purchased power at the utility offset by seasonal increases at the construction, manufacturing and plastics subsidiaries. Accrued salaries and wages decreased $3.1 million as a result of the payment in 2001 of employee incentives accrued at year-end 2000. The $4.8 million increase in federal and state income taxes is related to the timing of estimated quarterly tax payments. The $2.8 million decrease in other taxes accrued is the result of property tax payments due in the second quarter.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2001 and 2000

Consolidated Results

The Company recorded basic and diluted earnings per share of $0.34 for the three months ended June 30, 2001 compared to $0.36 for the three months ended June 30, 2000. Total operating revenues were $152.9 million for the three months ended June 30, 2001 up $15.8 million (11.5%) from the $137.1 million for the three months ended June 30, 2000. Operating income was $15.1 million for the three months ended June 30, 2001 compared with $17.9 million for the three months ended June 30, 2000. The primary reason for the 15.7% decrease in operating income is the low gross margins being experienced in the PVC pipe industry due to declining resin prices.

Electric

	Three months ended
	June 30,		Percentage
	2001	2000	change
	(in thousands)
Operating revenues	$69,377	$58,443	18.7
Production fuel	9,440	9,160	3.1
Purchased power	22,177	12,690	74.8
Other electric operation and maintenance expenses	18,835	16,795	12.1
Depreciation and amortization	6,070	5,905	2.8
Property taxes	2,341	2,637	(11.2)
Operating income	$10,514	$11,256	(6.6)
	========	========	======

The increase in electric operating revenues for the three months ended June 30, 2001 compared with the three months ended June 30, 2000 is primarily due to a $8.8 million (64.0%) increase in revenues from wholesale power pool sales and a $2.2 million (5.3%) increase in retail revenue.

The increase in revenues from wholesale power pool sales resulted from a 32.1% increase in revenue per megawatt-hour (mwh) sold combined with a 24.1% increase in mwh sold. Gross margin per mwh sold on wholesale power pool sales decreased 5.5%. The increase in retail revenues resulted from a 4.5% increase in retail mwh sold combined with a 0.7% increase in revenue per mwh sold. The increase in mwh sold occurred in all customer categories except street lighting. These increases can be attributed to increased electricity consumption from industrial customers and warmer weather during June 2001 compared to 2000. The increase in revenue per mwh sold reflects the partial refund of fuel costs as part of the coal arbitration settlement recorded during the three months ended June 30, 2000.

Production fuel expenses increased 3.1% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 even though generation from the electric utility's generating plants decreased 3.3%. Generation for system use increased 6.6% and generation for resale decreased 34.6% between the quarters. During the second quarter of 2000 fuel costs were reduced by $622,000 related to the coal arbitration settlement. Excluding the impact of this settlement, production fuel expenses would have decreased by 3.5% quarter to quarter. The cost of purchased power increased due to a 40.7% increase in mwh purchased combined with a 24.4% increase in cost per mwh purchased. Mwh purchased for resale increased 61.4%, while mwh purchased for system used decreased 7.0%. The availability of the electric utility's generating plants to met system use allowed the utility to be an active participant in wholesale power pool transactions during the quarter ended June 30, 2001. Since activity in short-term energy market is subject to change based on a number of factors, it is difficult to predict the quantity of or prices for wholesale power pool sales by the utility.

Other operation and maintenance expenses for the three months ended June 30, 2000 include a credit of $1.0 million that was recorded as part of the arbitration settlement. Excluding the impact of this credit, other operation and maintenance expenses increased 5.8% quarter to quarter. This increase is due to increases in labor and employee benefit costs offset by decreases in professional services and storm-related expenses.

Plastics

	Three months ended
	June 30		Percentage
	2001	2000	Change
	(in thousands)
Operating revenues	$18,663	$25,240	(26.1)
Cost of goods sold	17,004	18,317	(7.2)
Operating expenses	894	1,977	(54.8)
Depreciation and amortization	817	878	(6.9)
Operating (loss) income	($ 52)	$ 4,068	--
	========	========	=======

The decrease in operating revenues for the three months ended June 30, 2001 compared with the three months ended June 30, 2000 is the result of a 33.5% decline in average sales price per pound offset by an 11.1% increase in pounds of PVC pipe sold. The decrease in cost of goods sold reflects a 16.5% decrease in the average cost per pound of pipe sold. Operating expenses decreased primarily due to a reduction in employee incentives recorded between the periods. As initially reported in the last half of 2000, demand for PVC pipe products has softened and gross margins have dropped. PVC resin prices have continued to decline holding down sales prices. This trend is expected to continue for the remainder of 2001. Additional resin capacity that came online during 2000 also has had a negative impact on resin prices.

Health Services

	Three months ended
	June 30,		Percentage
	2001	2000	Change
	(in thousands)
Operating revenues	$19,626	$15,036	30.5
Cost of goods sold	15,086	10,210	47.8
Operating expenses	2,231	1,704	30.9
Depreciation and amortization	773	711	8.7
Operating income	$ 1,536	$ 2,411	(36.3)
	========	========	=======

Health services operating revenues increased due to increases in equipment sales, services and supplies combined with a 16.4% increase in the number of scans performed during the three months ended June 30, 2001 compared with the three months ended June 30, 2000. The increase in cost of goods sold reflects increases in costs of supplies and accessories sold in the diagnostic equipment imaging business and increased operating costs on mobile imaging equipment. The increase in operating expenses resulted from increases in general and administrative expenses.

Manufacturing

	Three months ended
	June 30,		Percentage
	2001	2000	Change
	(in thousands)
Operating revenues	$25,851	$20,003	29.2
Cost of goods sold	19,047	15,135	25.8
Operating expenses	2,950	2,891	2.0
Depreciation and amortization	1,202	890	35.1
Operating income	$ 2,652	$ 1,087	144.0
	=======	=======	======

Increases in the production and sales of wind towers combined with increased sales volumes of metal part stamping and fabrication lead to the increase in manufacturing operating revenues for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Offsetting these increases in operating revenues was a decrease of 19% in unit sales of frame-straightening equipment for the auto body shop industry. Overall the gross margin in this segment increased 39.8% when compared to the three months ended June 30, 2000 and is a direct result of the increase in sales volumes. The increase in depreciation and amortization expense reflects the amortization of pre-production costs of molds, dies and tools that were capitalized during 2000.

Other Business Operations

	Three months ended
	June 30,		Percentage
	2001	2000	change
	(in thousands)
Operating revenues	$19,379	$18,427	5.2
Cost of goods sold	9,702	9,340	3.9
Operating expenses	7,832	8,672	(9.7)
Depreciation and amortization	1,427	1,372	4.0
Operating income (loss)	$ 418	$ (957)	--
	========	=======	=====

Increases in operating revenues of approximately $1.9 million from the energy services and transportation subsidiaries were offset by decreases in revenues from the construction subsidiaries. Both operating revenues and cost of goods sold increased for the energy services company as a result of the higher cost of natural gas. Transportation revenues increased due to a 4.9% increase in miles driven combined with a 1.2% increase in revenue per mile. Increased diesel fuel costs offset the increase in revenues. The slower economy and wet ground conditions affected the results from the construction subsidiaries. The decrease in operating expenses reflects a reduction in corporate administrative and general expenses.

Other Income and Deductions, Interest Charges, and Income Taxes

The majority of the $353,000 (67.5%) increase in other income and deductions - net for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 is due to the awarding of Minnesota Conservation Improvement Program financial incentives to the electric utility. The $338,000 (7.7%) decrease in interest charges is due to lower average borrowing levels and interest rates under the lines of credit offset by slightly higher long-term debt balances. The decrease in income taxes of $1,710,000 (35.6%) for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 is primarily due to the $2.1 million (15.1%) decrease in income before taxes for the same comparable periods.

Comparison of the Six Months Ended June 30, 2001 and 2000

Consolidated Results

The Company recorded basic and diluted earnings per share of $0.79 for the six months ended June 30, 2001 and June 30, 2000. Total operating revenues were $308.4 million for the six months ended June 30, 2001 up $30.9 million (11.1%) from the $277.5 million for the six months ended June 30, 2000. Operating income decreased $2.0 million from $38.6 million for the six months ended June 30, 2000 to $36.6 million for the six months ended June 30, 2001. The primary reason for the 5.3% decrease in operating income is the low gross margins being experienced in the PVC pipe industry due to declining resin prices. The results of the plastics segment were offset substantially by strong results from the electric segment combined with growth from the manufacturing segment.

Electric

	Six months ended
	June 30,		Percentage
	2001	2000	change
	(in thousands)
Operating revenues	$152,008	$119,745	26.9
Production fuel	20,945	17,581	19.1
Purchased power	48,568	26,611	82.5
Other electric operation and maintenance expenses	34,400	33,660	2.2
Depreciation and amortization	12,084	11,817	2.3
Property taxes	5,125	5,277	(2.9)
Operating income	$ 30,886	$ 24,799	24.5
	========	========	======

The increase in electric operating revenues for the six months ended June 30, 2001 compared with the six months ended June 30, 2000 is primarily due to a $24.4 million (108%) increase in revenues from wholesale power pool sales and a $7.7 million (8.2%) increase in retail revenue.

The increase in revenues from wholesale power pool sales resulted from a 51.4% increase in revenue per mwh sold combined with a 37.4% increase in mwh sold. Gross margins per mwh sold on wholesale power pool sales increased 7.3%. The increase in retail revenues resulted from a 6.6% increase in retail mwh sold combined with a 1.5% increase in revenue per retail mwh sold. Increases in retail mwh sold occurred in all customer categories except streetlighting, with residential and small commercial categories having the largest increases. Heating degree-days, which contribute to the increase or decrease in usage by residential customers, increased 9.4% during the first six months of 2001 compared to the first six months of 2000. Revenues per mwh sold increased due primarily to an increase in cost-of-energy revenues.

Production fuel expenses increased 19.1% during the six months ended June 30, 2001 compared with the six months ended June 30, 2000 primarily due to a 12.7% increase in generation at the Company's plants. During the first quarter of 2000, both the Coyote Station and Hoot Lake Plant Unit 3 were off-line for maintenance outages. The cost of purchased power increased due to a 43.4% increase in cost per mwh purchased and a 64% increase in mwh purchased for resale offset by a 32% decrease in mwh purchased for system use. Since generation was higher at the electric utility's generating stations, less power was purchased to meet retail customers' demands.

Other operation and maintenance expenses for the six months ended June 30, 2000 include a credit of $1.0 million that was recorded as part of the arbitration settlement that recovered previously recorded arbitration expenses. Eliminating the impact of this credit, other operation and maintenance expenses decreased 0.8% period to period.

Plastics

	Six months ended
	June 30,		Percentage
	2001	2000	change
	(in thousands)
Operating revenues	$32,624	$51,603	(36.8)
Cost of goods sold	30,437	37,279	(18.4)
Operating expenses	1,767	3,843	(54.0)
Depreciation and amortization	1,634	1,663	(1.7)
Operating (loss) income	$ (1,214)	$ 8,818	--
	========	========	=======

The decrease in operating revenues for the six months ended June 30, 2001 compared with the six months ended June 30, 2000 is due to a 7.6% reduction in pounds of PVC pipe sold combined with a 31.5% decline in average sales price per pound. The decrease in cost of goods sold reflects the reduction in pounds of PVC pipe sold and an 11.6% decrease in the average cost per pound of pipe sold. Operating expenses decreased primarily due to a reduction in labor costs and selling expenses. As initially reported in the last half of 2000, demand for PVC pipe products has softened and gross margins have dropped. PVC resin prices have continued to decline holding down sales prices. This trend is expected to continue for the remainder of 2001. Additional resin capacity that came online during 2000 also has had a negative impact on resin prices.

Health Services

	Six months ended
	June 30,		Percentage
	2001	2000	change
	(in thousands)
Operating revenues	$37,526	$31,681	18.4
Cost of goods sold	28,195	23,054	22.3
Operating expenses	4,536	3,635	24.8
Depreciation and amortization	1,505	1,533	(1.8)
Operating income	$ 3,290	$ 3,459	(4.9)
	=======	=======	=======

Health services operating revenues increased for the six months ended June 30, 2001 compared with the six months ended June 30, 2000 due to an increase in equipment sales, services and supplies combined with an 11% increase in the number of scans performed, offset by a decrease in other service revenues. The increase in cost of goods sold reflects increased costs in material and supplies used and sold in the diagnostic equipment imaging business and increased rent expense. Increases in selling expenses, labor costs, insurance expenses and equipment repairs contributed to the increase in operating expenses. The average fee per scan remained consistent between the two periods.

Manufacturing

	Six months ended
	June 30,		Percentage
	2001	2000	change
	(in thousands)
Operating revenues	$49,971	$39,533	26.4
Cost of goods sold	37,307	28,829	29.4
Operating expenses	5,549	6,159	(9.9)
Depreciation and amortization	2,338	1,784	31.1
Operating income	$ 4,777	$ 2,761	73.0
	=======	=======	======

Increases in the production and sales of wind towers combined with increased sales volumes of metal part stamping and fabrication lead to the increase in manufacturing operating revenues. Offsetting the increases in operating revenues was a decrease of 19% in unit sales of frame-straightening equipment for the auto body shop industry. The increase in cost of goods sold follows the increase in operating revenues. Reductions in research, development and selling expenses led to the decline in operating expenses. The increase in depreciation and amortization expense reflects the amortization of pre-production costs of molds, dies and tools that were capitalized during 2000.

Other Business Operations

	Six months ended
	June 30,		Percentage
	2001	2000	change
	(in thousands)
Operating revenues	$36,276	$34,932	3.8
Cost of goods sold	18,702	17,689	5.7
Operating expenses	15,872	15,799	0.5
Depreciation and amortization	2,834	2,645	7.1
Operating (loss)	$ (1,132)	$ (1,201)	5.7
	========	========	======

Increases in operating revenues of approximately $5.6 million from the energy services and transportation subsidiaries were offset by decreases in revenues from the construction subsidiaries. Both operating revenues and cost of goods sold increased for the energy services company as a result of the higher cost of natural gas. Increases in brokerage revenue combined with a 1.8% increase in revenue per mile were the primary reasons for the increase in transportation revenues. Increases in diesel fuel costs negatively affected the transportation subsidiary. Unfavorable weather conditions during the six months ended June 30, 2001 along with the slowing economy affected the results from the construction subsidiaries.

Other Income and Deductions, Interest Charges, and Income Taxes

For the six months ended June 30, 2001 compared with the six months ended June 30, 2000, other income and deductions - net decreased $13,000 (1.1%). The $334,000 (3.9%) decrease in interest charges is primarily due to a decrease in average borrowing levels and interest rates under the lines of credit between the periods. The $1.8 million (16.4%) decrease in income taxes for the six months ended June 30, 2001 compared with the six months ended June 30, 2000 is primarily due to the decrease in income before taxes for the same comparable periods.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company does not have material market risk exposure related to foreign currency exchange rate risk, commodity price risk or interest rate risk.

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on April 9, 2001, for the purpose of (i) voting on a proposed amendment to the Company's Articles of Incorporation to change the corporate name, (ii) electing three nominees to the Board of Directors with terms expiring in 2004 and (iii) approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected. The voting results were as follows:
	Shares	Shares Voted
Election of Directors	Voted For	Withheld Authority

Arvid R. Liebe	19,000,411	218,598
John C. MacFarlane	18,055,843	1,163,166
Gary Spies	18,886,472	332,537

	Shares	Shares	Shares
	Voted For	Voted Against	Voted Abstain

Change of Corporate Name	17,948,881	907,713	362,415

Approval of Auditors	18,822,258	177,676	219,075

Item 6.   Exhibits and Reports on Form 8-K.

a) Exhibits: None

b) Reports on Form 8-K.

A report on Form 8-K was filed on April 9, 2001, reporting the approval by shareholders of the change in the corporate name from "Otter Tail Power Company" to "Otter Tail Corporation" and filing the restated Articles of Incorporation as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION

By:    s/Kevin G. Moug

Kevin G. Moug
Chief Financial Officer and Treasurer
(Chief Financial Officer/Authorized Officer)

Dated: August 14, 2001