Form 10-Q
period 2001-09-30
OTTER TAIL CORP
filed 2001-11-14
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended   SEPTEMBER 30, 2001

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
 For the transition period from _________ to ___________



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

            October 31, 2001 - 24,622,527 Common Shares ($5 par value)



                            OTTER TAIL CORPORATION
                            ----------------------

                                   INDEX
                                   -----


PART I.   FINANCIAL INFORMATION                                      Page No.
                                                                     --------

  Item 1.  Financial Statements

           Consolidated Balance Sheets - September 30, 2001
           and December 31, 2000 (Unaudited)                           2 & 3

           Consolidated Statements of Income - Three and Nine Months
           Ended September 30, 2001 and 2000 (Unaudited)                   4

           Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 2001 and 2000  (Unaudited)                  5

           Notes to Consolidated Financial Statements (Unaudited)       6-10

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         10-18

  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                                    18


PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities                                          19

  Item 6.  Exhibits and Reports on Form 8-K                               19


SIGNATURES                                                                19


                              PART I.  FINANCIAL INFORMATION
                              ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                                  OTTER TAIL CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)
                                       -ASSETS-
                                                        SEPTEMBER 30,  DECEMBER 31,
                                                            2001           2000
                                                        -------------  ------------
                                                           (Thousands of dollars)
CURRENT ASSETS:
Cash and cash equivalents                               $   2,311       $   1,259
Accounts receivable:
   Trade - net                                             75,657          61,913
   Other                                                    5,793           6,813
Inventory, fuel, materials and supplies                    41,134          42,263
Deferred income taxes                                       3,567           3,694
Accrued utility revenues                                    7,275          11,315
Other                                                       8,746           6,468
                                                        ---------       ---------
       TOTAL CURRENT ASSETS                               144,483         133,725

INVESTMENTS                                                20,210          19,076
INTANGIBLES -- NET                                         50,287          43,532
OTHER ASSETS                                               14,041          10,126

DEFERRED DEBITS:
Unamortized debt expense and reacquisition premiums         4,378           2,778
Regulatory assets                                           5,202           5,517
Other                                                       1,814           1,183
                                                        ---------       ---------
       TOTAL DEFERRED DEBITS                               11,394           9,478

PLANT:
Electric plant in service                                 804,139         795,357
Diversified operations                                    140,953         129,716
                                                        ---------       ---------
       TOTAL PLANT                                        945,092         925,073
Less accumulated depreciation and amortization            434,708         416,419
                                                        ---------       ---------
                                                          510,384         508,654
Construction work in progress                              23,453          13,117
                                                        ---------       ---------
       NET PLANT                                          533,837         521,771
                                                        ---------       ---------

           TOTAL                                        $ 774,252       $ 737,708
                                                        =========       =========


          See accompanying notes to consolidated financial statements

                                    - 2 -



                             OTTER TAIL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 -LIABILITIES-
                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                 2001            2000
                                                             -------------  ------------
                                                               (Thousands of dollars)
CURRENT LIABILITIES
Short-term debt                                              $  28,093       $       -
Sinking fund requirements and current maturities                29,213          14,288
Accounts payable                                                54,317          52,525
Accrued salaries and wages                                       7,530           9,476
Accrued federal and state income taxes                           6,358           3,243
Other accrued taxes                                              8,431          10,585
Other accrued liabilities                                        5,390           6,524
                                                             ---------       ---------
       TOTAL CURRENT LIABILITIES                               139,332          96,641

NONCURRENT LIABILITIES                                          32,429          30,181

DEFERRED CREDITS
Accumulated deferred income taxes                               85,572          86,407
Accumulated deferred investment tax credit                      14,247          15,112
Regulatory liabilities                                          10,358          10,618
Other                                                            7,088           6,850
                                                             ---------       ---------
       TOTAL DEFERRED CREDITS                                  117,265         118,987

CAPITALIZATION

Long-term debt, net of sinking fund and current maturities     175,952         195,128

Cumulative preferred shares
  authorized 1,500,000 shares without par value;
  outstanding  2001 and 2000 -- 335,000 shares
       Subject to mandatory redemption                          18,000          18,000
       Other                                                    15,500          15,500

Cumulative preference shares - authorized 1,000,000
  shares without par value;  outstanding - none                      -               -

Common shares, par value $5 per share
  authorized 50,000,000 shares;
  outstanding 2001 -- 24,618,589 and 2000 -- 24,574,288        123,093         122,871
Premium on common shares                                           451              50
Unearned compensation                                             (151)           (226)
Retained earnings                                              152,601         140,796
Accumulated other comprehensive loss                              (220)           (220)
                                                             ---------       ---------
       TOTAL                                                   275,774         263,271

          TOTAL CAPITALIZATION                                 485,226         491,899
                                                             ---------       ---------

               TOTAL                                         $ 774,252       $ 737,708
                                                             =========       =========


            See accompanying notes to consolidated financial statements

                                      -3-


                                           OTTER TAIL CORPORATION
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                             2001          2000           2001         2000
                                                         ------------  -----------    -----------  -----------
                                                          (in thousands, except share and per share amounts)
OPERATING REVENUES
Electric                                                  $   85,928   $   65,514     $  237,936   $  185,259
Plastics                                                      17,448       19,524         50,072       70,623
Health services                                               19,479       16,581         57,005       47,958
Manufacturing                                                 31,898       26,737         90,452       71,278
Other business operations                                     22,919       21,642         59,195       56,570
                                                          ----------   ----------     ----------   ----------
    Total operating revenues                                 177,672      149,998        494,660      431,688

OPERATING EXPENSES
Production fuel                                               10,746        9,692         31,691       27,273
Purchased power                                               32,160       15,750         80,728       42,361
Other electric operation and maintenance expenses             19,584       19,077         53,984       52,737
Cost of goods sold                                            68,285       60,089        187,565      171,777
Other nonelectric expenses                                    13,445       12,960         43,418       41,531
Depreciation and amortization                                 10,610       10,023         31,148       29,604
Property taxes                                                 2,532        2,611          7,658        7,888
                                                          ----------   ----------     ----------   ----------
    Total operating expenses                                 157,362      130,202        436,192      373,171

OPERATING INCOME (LOSS)
Electric                                                      14,823       12,394         45,709       37,192
Plastics                                                        (369)       1,442         (1,583)      10,252
Health services                                                1,379        1,665          4,669        4,812
Manufacturing                                                  2,722        2,163          9,050        5,314
Other business operations                                      1,755        2,132            623          947
                                                          ----------   ----------     ----------   ----------
    Total operating income                                    20,310       19,796         58,468       58,517

OTHER INCOME AND DEDUCTIONS - NET                                332          403          1,527        1,800
INTEREST CHARGES                                               3,860        4,376         12,050       12,815
                                                          ----------   ----------     ----------   ----------
INCOME BEFORE INCOME TAXES                                    16,782       15,823         47,945       47,502
INCOME TAXES                                                   5,705        4,907         15,711       16,280
                                                          ----------   ----------     ----------   ----------
NET INCOME                                                    11,077       10,916         32,234       31,222
Preferred dividend requirements                                  470          470          1,409        1,409
                                                          ----------   ----------     ----------   ----------
EARNINGS AVAILABLE FOR COMMON SHARES                      $   10,607   $   10,446     $   30,825   $   29,813
                                                          ==========   ==========     ==========   ==========

Basic earnings per common share:                          $     0.43   $     0.43     $     1.25   $     1.21
Diluted earnings per common share:                        $     0.43   $     0.42     $     1.24   $     1.21

Average number of common shares outstanding - basic       24,606,043   24,571,410     24,589,476   24,571,410
Average number of common shares outstanding - diluted     24,881,379   24,644,748     24,813,002   24,619,141

Dividends per common share                                     $0.26       $0.255          $0.78       $0.765


                         See accompanying notes to consolidated financial statements

                                                   -4-


                              OTTER TAIL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER  30,
                                                                     2001         2000
                                                                   ---------    --------
                                                                   (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 32,234    $ 31,222
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                     31,148      29,604
    Deferred investment tax credit - net                                (864)       (864)
    Deferred income taxes                                               (651)     (1,398)
    Change in deferred debits and other assets                        (7,167)     (1,743)
    Change in noncurrent liabilities and deferred credits              2,486       2,432
    Allowance for equity (other) funds used during construction         (632)       (262)
    Losses from investments and disposal of noncurrent assets            447         492
  Cash provided by (used for) current assets & current liabilities:
    Change in receivables, materials and supplies                     (9,239)    (24,274)
    Change in other current assets                                     2,338       3,815
    Change in payables and other current liabilities                  (4,190)      1,699
    Change in interest and income taxes payable                        1,735      (3,109)
                                                                    --------    --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                      47,645      37,614

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                             (34,529)    (34,482)
    Proceeds from disposal of noncurrent assets                        1,021       1,383
    Purchase of businesses, net of cash acquired                      (8,073)    (34,194)
    (Purchase)/sale of other investments                              (1,147)        854
                                                                    --------    --------
       NET CASH USED IN INVESTING ACTIVITIES                         (42,728)    (66,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under line of credit                               28,093      15,762
    Proceeds from issuance of common stock                               733           -
    Proceeds from issuance of long-term debt                          31,358      18,727
    Payments for retirement of long-term debt                        (42,173)     (5,832)
    Payments for debt issuance expense                                (1,276)          -
    Dividends paid                                                   (20,600)    (19,903)
                                                                    --------    --------
       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (3,865)      8,754

NET CHANGE IN CASH AND CASH EQUIVALENTS                                1,052     (20,071)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       1,259      24,908
                                                                    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  2,311    $  4,837
                                                                    ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest and income taxes:
    Interest                                                        $ 13,429    $ 11,488
    Income taxes                                                    $ 13,762    $ 19,971


                See accompanying notes to consolidated financial statements

                                          - 5 -


                     OTTER TAIL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------
                           (Unaudited)

Otter Tail Corporation (the Company), in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated results of operations for the periods presented. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2000, 1999, and 1998 included in the Company's 2000 Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, the earnings for the three-month and nine-month periods ended September 30, 2001, should not be taken as an indication of earnings for all or any part of the balance of the year.

Acquisitions
------------

On February 28, 2001 the Company acquired all of the outstanding common stock of T.O. Plastics, Inc. in exchange for 451,066 newly issued shares of the Company's common stock. T.O. Plastics, Inc. custom manufactures returnable pallets, material and handling trays and horticultural containers. It has three facilities in Minnesota and one facility in South Carolina. This acquisition has been accounted for as a pooling-of-interests. The Company's consolidated financial statements included with this filing have been restated to include T.O. Plastics, Inc. for all periods presented.

On September 28, 2001 the Company acquired all of the outstanding common stock of St. George Steel Fabrication, Inc. in exchange for 270,370 newly issued shares of the Company's common stock. St. George Steel is a fabricator of steel products engaged in custom and proprietary operations located in Utah. This acquisition has been accounted for as a pooling-of-interests. Since this acquisition was initiated prior to June 30, 2001, pooling-of-interest accounting was allowed under the transition provision of Statement of Financial Accounting Standards
No. 141. The Company's consolidated financial statements included with this filing have been restated to include St. George Steel
Fabrication, Inc. for all periods presented.

The impact of these acquisitions on the Company's consolidated statements of income and cash flows for the three-month and nine-month periods ending September 30, 2000 are presented in the table below:

                                                        Otter Tail     T. O.      St. George
(in thousands)                                         Corporation    Plastics      Steel      Combined
--------------                                         -----------    --------    ----------   --------
For the three months ended September 30, 2000:
  Revenue                                                $143,270     $ 3,359      $ 3,369     $149,998
  Operating income                                         19,089         266          441       19,796
  Net income                                               10,602          71          243       10,916
  Basic earnings per share                                   0.42          --           --         0.43
  Diluted earnings per share                                 0.42          --           --         0.42

For the nine months ended September 30, 2000:
  Revenue                                                $410,898     $12,369         8,421    $431,688
  Operating income                                         56,285       1,402           830      58,517
  Net income                                               30,179         604           439      31,222
  Basic earnings per share                                   1.21          --            --        1.21
  Diluted earnings per share                                 1.20          --            --        1.21
  Net cash provided by operating activities                37,504         363          (253)     37,614
  Net cash provided by (used in) investing activities     (66,202)       (356)          119     (66,439)
  Net cash provided by (used in) financing activities       8,732         (63)           85       8,754


On September 4, 2001, the Company acquired the assets and operations of Interim Solutions and Sales, Inc. and Midwest Medical Diagnostics, Inc. of Minneapolis, Minnesota. These companies will function as a division of DMS Imaging, Inc. and will provide mobile diagnostic imaging services on a interim basis for computed tomography and magnetic resonance imaging, fee-per-exam options and sales of previously owned imaging equipment. Revenues for 2000 were approximately $3.1 million. The acquisition was accounted for using the purchase method and the excess of the purchase price over the net assets acquired was $2.2 million.

On September 10, 2001, the Company acquired the assets and operations of Nuclear Imaging, Ltd., of Sioux Falls, South Dakota. Nuclear Imaging provides mobile nuclear medicine, positron emission tomography and bone densitometry services to more than 120 healthcare facilities in the Midwest. Nuclear Imaging is a subsidiary of DMS Imaging, Inc. Revenues for 2000 were approximately $6.9 million. The acquisition was accounted for using the purchase method and the excess of the purchase price over the net assets acquired was $4.8 million.

Refinancing
-----------

On September 26, 2001, the Company sold $20.79 million of Pollution Control Refunding Revenue Bonds, Mercer County, ND 4.85% Series due September 1, 2022 and $5.185 million of Pollution Control Refunding Revenue Bonds, Grant County, SD 4.65% Series due September 1, 2017.
As of September 30, the proceeds from these issuances were held by the trustee, together with funds deposited by the Company to provide for accrued interest and the redemption premium, to legally defease the 2019 Series Mercer County, ND Pollution Control Refunding Revenue Bonds and the 2006 Series Grant County, SD Pollution Control Refunding Revenue Bonds, which were redeemed on October 26, 2001.

Common Shares and Earnings per Share
------------------------------------

On April 9, 2001 the Company's Board of Directors granted 550,000 stock options to executives and key management employees and 16,000 stock options to outside directors under the 1999 Stock Incentive Plan (Incentive Plan). The exercise price of the stock options is equal to
the fair market value per share at the date of the grant.   The options
granted to outside directors are exercisable immediately. All other options vest ratably over a four-year period. The options expire ten years after the date of the grant. As of September 30, 2001 a total of 1,291,632 options were outstanding and a total of 14,713 shares of restricted stock had been issued under the Incentive Plan. The Company accounts for the Incentive Plan under Accounting Principles Board Opinion No. 25.

Basic earnings per common share are calculated by dividing earnings available for common shares by the average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

Comprehensive Income
--------------------

The only element of comprehensive income for the three and nine-months ended September 30, 2001 and September 30, 2000 was net income of $11.1 million and $32.2 million, and $10.9 million and $31.2 million, respectively.

Segment Information
-------------------

The Company's business operations consist of five segments based on products and services. Electric includes the electric utility operating in Minnesota, North Dakota, and South Dakota. Plastics consists of businesses involved in the production of PVC pipe in the Upper Midwest and Southwest regions of the United States. Health services consists of businesses involved in the sale, service, rental, refurbishing and operation of medical imaging equipment and the sale of related supplies and accessories to various medical institutions located in 29 states. Manufacturing consists of businesses involved in the production of wind towers, agricultural equipment, frame-straightening equipment and accessories for the auto body shop industry, custom plastic pallets, material and handling trays, and horticultural containers, fabrication of steel products, contract machining, and metal parts stamping and fabrication located in the Upper Midwest and Utah. Other business operations consists of businesses in electrical and telephone construction contracting, transportation, telecommunications, entertainment, energy services, and natural gas marketing, as well as the portion of corporate administrative and general expenses that are not allocated to other segments. The electrical and telephone construction contracting companies and energy services and natural gas marketing business operate primarily in the Upper Midwest. The telecommunications companies operate in central and northeast Minnesota and the transportation company operates in 48 states and 6 Canadian provinces. The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital.

                       Operating Income (Loss)
                       -----------------------

                              Three months ended      Nine months ended
                                 September 30,          September 30,
                              -------------------    ------------------
                                2001        2000       2001        2000
                                 (in thousands)        (in thousands)
  Electric                    $14,823     $12,394     $45,709   $37,192
  Plastics                       (369)      1,442      (1,583)   10,252
  Health services               1,379       1,665       4,669     4,812
  Manufacturing                 2,722       2,163       9,050     5,314
  Other business operation      1,755       2,132         623       947
                              -------     -------     -------   -------
      Total                   $20,310     $19,796     $58,468   $58,517
                              =======     =======     =======   =======


                         Identifiable Assets
                         -------------------

                                 September 30,     December 31,
                                    2001              2000
                                 -------------     ------------
                                        (in thousands)
  Electric                         $521,198          $531,778
  Plastics                           47,379            49,831
  Health services                    54,870            32,909
  Manufacturing                      67,512            59,130
  Other business operation           83,293            64,060
                                   --------          --------
      Total                        $774,252          $737,708
                                   ========          ========

Substantially all sales and long-lived assets of the Company are within the United States.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to 2001 presentation. Such reclassifications had no impact on net income or shareholders' equity.


New Accounting Standards
------------------------

As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the consolidated balance sheet at fair value. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements. At the June 27, 2001 meeting of the Financial Accounting Standards Board (FASB), a number of electric utility industry issues related to the implementation of SFAS 133 were finalized. The interpretation of these issues by the FASB did not differ significantly from positions the Company had taken in
connection with the initial adoption of SFAS 133.   On October 10,
2001, the FASB revised criteria related to the exception for certain electricity contracts, with the revisions to be effective January 1, 2002. The Company does not expect these revisions to a have a material impact upon the Company's consolidated financial statements.

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

In July 2001 the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which requires goodwill and intangible assets with indefinite useful lives no longer be amortized. Rather they will be tested for impairment, at least annually, in accordance with the provisions of SFAS 142. Intangible assets with finite useful lives will be amortized over their respective estimated useful lives and will be reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 142 is effective January 1, 2002, except for any goodwill arising in a purchase business combination completed on or after July 1, 2001 which would be subject immediately to the provisions of SFAS 142. The Company is reviewing this statement. As of September 30, 2001, the Company had net goodwill of $48.1 million. Included on the Company's consolidated statement of income for the nine months ended September 30, 2001 is $2.3 million in goodwill amortization expense. SFAS 142 requires the Company perform an assessment of goodwill impairment as of the date of adoption. Any impairment loss resulting from this transition to SFAS 142 would be recognized as a cumulative effect of a change in accounting principle in the Company's consolidated income statement at the time of adoption. The Company is assessing the statement for its impact on the Company's consolidated financial statements.

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

The FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets in October 2001. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement develops one accounting model for long-lived assets to be disposed of by sale and also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity in a disposal transaction. The statement is effective for fiscal years beginning after December 15, 2001. The Company is reviewing this statement and will adopt the accounting model for impairment or disposal of long-lived assets starting January 2002.

Subsequent Event
----------------

On November 1, 2001, the Company acquired the assets and operations of Titan Steel Corporation of Salt Lake City, Utah. Titan is a fabricator of steel products engaged in custom operations. Titan will be an operating division of St. George Steel Fabrication, Inc. Revenues for 2000 were approximately $9 million. The acquisition was accounted for using the purchase method and the excess of the purchase price over the net assets acquired was immaterial.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          -------------------------

MATERIAL CHANGES IN FINANCIAL POSITION
--------------------------------------

The Company estimates internally generated funds net of forecasted dividend payments, combined with funds on hand, will be sufficient to meet sinking fund payments on First Mortgage Bonds, to meet preferred stock redemption requirements in the next five years, and to provide for its estimated 2001-2005 consolidated capital expenditures. Additional short-term or long-term financing will be required in the period 2001-2005 in connection with the maturity of long-term debt, in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, to fund additional acquisitions, or for other corporate purposes. The Company has bank lines of credit totaling $46 million. As of September 30, 2001, $17.9 million was available in unused lines of credit which could be used to supplement cash needs.

Cash provided by operating activities of $47.6 million for the nine months ended September 30, 2001 combined with cash on hand of $1.3 million as of December 31, 2000 allowed the Company to pay dividends and finance most of its capital expenditures. Net cash provided by operating activities increased $10.0 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 primarily as a result of changes in working capital items and other long-term assets.

From December 31, 2000 to September 30, 2001 trade accounts receivables increased $13.7 million reflecting increased sales levels in the construction, manufacturing, health services, and the plastics companies. Accrued utility revenues decreased $4.0 million reflecting the reduction in unbilled utility revenues due to the seasonal change in weather. Increases in costs in excess of billings in the construction and manufacturing businesses led to a majority of the $2.3 million increase in other current assets. The $3.1 million increase in accrued federal and state income taxes is related to the timing of estimated quarterly tax payments. The $2.2 million decrease in other taxes accrued relates to the timing of property tax payments. The $6.8 million increase in intangibles - net reflects the increase in goodwill recorded as the result of the acquisitions completed during September 2001. Other assets increased $3.9 million primarily reflecting an increase in the prepaid pension asset. Unamortized debt expense and reacquisition premiums increased $1.6 million, reflecting the refinancing of the Mercer and Grant County Pollution Control
Bonds.

Net cash used in investing activities was $42.7 million for the nine months ended September 30, 2001 compared with net cash used in investing activities of $66.4 million for the nine months ended September 30, 2000. The decreased of $23.7 million between the periods was primarily due to size of the acquisitions completed in 2000. Even though the Company has completed more acquisitions during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, two of the acquisitions completed in 2001 were accounted for under the pooling-of-interest method and the acquisition of Vinyltech Corporation that occurred during 2000 was significantly larger than the acquisitions that occurred under the purchase method of accounting during 2001.

From December 31, 2000 to September 30, 2001, diversified plant increased $11.2 million reflecting plant expansions in the manufacturing segment along with additions from acquisitions completed during September. The $10.3 million increase in construction work in progress reflects the normal seasonal increase in work in progress at the electric utility and includes partial payments for a new combustion turbine peaking plant expected to be in service during 2003 and expenditures for a transmission project underway in North Dakota.

Net cash used in financing activities was $3.9 million for the nine months ended September 30, 2001 compared with net cash provided by financing activities of $8.8 million for the nine months ended September 30, 2000. The decrease of $12.6 million between the periods is due to the following. Net borrowings under the line of credit increased $12.3 million in order to finance working capital needs and provide temporary financing to complete the September 2001 acquisitions. The Company received proceeds of $733,000 from the issuance of common stock as a result of the exercise of stock options. The increase in the issuance and retirement of long-term debt primarily relates to the refinancing of the Mercer and Grant County Pollution Control Refunding Revenue Bonds. In connection with the refinancing of these bonds $1.3 million in debt issuance expenses were paid. The final item affecting the change in financing activities was an increase of $697,000 in dividends paid.

The increase in sinking fund requirements and current maturities and the decrease in long-term debt from December 31, 2000 to September 30, 2001 reflects the upcoming maturity in August 2002 of $18.2 million Series 2002 7.25% First Mortgage Bonds.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

   Comparison of the Three Months Ended September 30, 2001 and 2000
   ----------------------------------------------------------------

               Consolidated Results of Operations
               ----------------------------------

The Company recorded diluted earnings per share of $0.43 for the three months ended September 30, 2001 compared to $0.42 for the three months ended September 30, 2000. Total operating revenues were $177.7 million for the three months ended September 30, 2001, up $27.7 million (18.4%) from the $150.0 million for the three months ended September 30, 2000. Operating income was $20.3 million for the three months ended September 30, 2001 compared with $19.8 million for the three months ended September 30, 2000. Favorable results from the electric and manufacturing segments offset decreased operating income from the plastics, health services and other business operations segments.


                                 Electric
                                 --------

                                                   Three months ended
                                                      September 30,
                                                    2001        2000    Change
                                                   -------    -------   ------
                                                      (in thousands)
Operating revenues                                 $85,928    $65,514   $20,414
Production fuel                                     10,746      9,692     1,054
Purchased power                                     32,160     15,750    16,410
Other electric operation and maintenance expenses   19,584     19,077       507
Depreciation and amortization                        6,083      5,990        93
Property taxes                                       2,532      2,611       (79)
                                                   -------    -------   -------
Operating income                                   $14,823    $12,394   $ 2,429
                                                   =======    =======   =======

The 31.2% increase in electric operating revenues for the three months ended September 30, 2001 compared with the three months ended September 30, 2000 is due to a $15.8 million (82.5%) increase in wholesale power revenues, a $3.7 million (8.3%) increase in retail revenues and a $938,000 (44.3%) increase in other electric revenues.

The increase in wholesale power revenues resulted from a 22.0% increase in revenue per megawatt-hour (mwh) sold combined with a 49.6% increase in mwh sold. Gross margin per mwh sold on wholesale power sales decreased 24.2% as the prices paid for energy purchases rose. The increase in retail revenue resulted from a 6.3% increase in retail revenue per mwh sold combined with a 1.9% increase in retail mwh sold. The increase in revenue per mwh sold reflects an increase in 2001 costs of energy and the refund of fuel costs as part of the coal arbitration settlement recorded during the three months ended September 30, 2000. An increase in cooling degree-days between the quarters contributed to an increase in mwh sales primarily to residential and small commercial customers.

Production fuel expenses for the three months ended September 30, 2000 included a $1.1 million reduction in fuel costs as a result of the coal arbitration settlement recorded in 2000. Excluding the impact of this settlement, production fuel expense for the three months ended September 30, 2001 decreased $61,000 from the three months ended September 30, 2000. Comparing the quarters, electricity produced by the electric utility's generating plants increased 1.2%.

The cost of purchased power increased 104.2% due to a 60.7% increase in mwh purchased combined with a 27.1% increase in cost per mwh purchased. Mwh purchased for resale increased 76.3% and mwh purchased for system use increased 13.7%. The availability of the electric utility's generating plants to meet system use requirements allowed the utility to be an active participant in the wholesale power market during the three months ended September 30, 2001. Since activity in the short-term energy market is subject to change based on a number of factors, it is difficult to predict the quantity of wholesale power sales or prices for wholesale power.

Increased storm-related expenses and repair work completed at one of the electric utility's combustion turbines contributed to the slight increase in other operation and maintenance expenses for the three months ended September 30, 2001 compared with the three months ended September 30, 2000.


                             Plastics
                             --------

                                      Three months ended
                                        September 30,
                                       2001       2000     Change
                                     -------    -------    -------
                                       (in thousands)
Operating revenues                   $17,448    $19,524    ($2,076)
Cost of goods sold                    16,240     16,287        (47)
Operating expenses                       782        951       (169)
Depreciation and amortization            795        844        (49)
                                     -------    -------    -------
Operating (loss) income                ($369)   $ 1,442    ($1,811)
                                     =======    =======    =======

The 10.6% decrease in operating revenues for the three months ended September 30, 2001 compared with the three months ended September 30, 2000 is the result of a 29.1% decline in average sales price per pound
offset by an 26.1% increase in pounds of PVC pipe sold.   The
reduction in cost of goods sold reflects a 20.9% reduction in cost per pound of pipe sold offset by increased freight costs. The 17.8% decrease in operating expenses reflects a reduction in employee incentives and selling expenses. As initially reported in the last half of 2000, demand for PVC pipe products has softened and gross margins have dropped. Reduced product prices because of an oversupply of finished goods and decreasing PVC resin costs (a raw material used in production) are the major factors contributing to the decrease in revenues. These trends are expected to continue for the remainder of 2001 and into the second quarter of 2002. Additional resin capacity that came online during 2000 also has had a negative impact on resin prices.


                          Health Services
                          ---------------

                                     Three months ended
                                        September 30,
                                       2001       2000     Change
                                     -------    -------    ------
                                       (in thousands)
Operating revenues                   $19,479    $16,581    $2,898
Cost of goods sold                    15,011     12,203     2,808
Operating expenses                     2,205      1,986       219
Depreciation and amortization            884        727       157
                                     -------    -------    ------
Operating income                     $ 1,379    $ 1,665     ($286)
                                     =======    =======    ======

Health services operating revenues increased 17.5% due primarily to increases in equipment sales, services and supplies during the three months ended September 30, 2001 compared with the three months ended September 30, 2000. The number of scans performed increased 7.4%, but the average fee per scan decreased 2.9% between the periods. Revenues from interim services increased due to the addition of positron emission tomography service, which is a new service that was not offered during 2000. The decrease in the average fee per scan was due to granting price reductions to certain customers due to a more competitive environment and customers achieving discounted price levels on incremental scan volume. The increase in cost of goods sold follows the increase in equipment sales combined with increases in costs of supplies and accessories sold in the diagnostic equipment imaging business and increased operating costs on mobile imaging equipment.
The increase in operating expenses resulted from increased emphasis in fixed based imaging systems and upgrades in diagnostic imaging equipment technology to meet customer requests.


                          Manufacturing
                          -------------

                                     Three months ended
                                        September 30,
                                      2001        2000     Change
                                     -------    -------    ------
                                       (in thousands)
Operating revenues                   $31,898    $26,737    $5,161
Cost of goods sold                    24,972     20,036     4,936
Operating expenses                     2,899      3,581      (682)
Depreciation and amortization          1,305        957       348
                                     -------    -------    ------
Operating income                     $ 2,722    $ 2,163      $559
                                     =======    =======    ======

Increases in the sales of wind towers combined with increased sales volumes of metal parts stamping and fabrication led to the increase of 19.3% in manufacturing operating revenues for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Offsetting these increases in operating revenues was a decrease of 34% in unit sales of frame-straightening equipment for the auto
body shop industry.   The increase in cost of goods sold reflects the
increase in sales volumes.   Operating expenses reflect a decrease in
selling expenses and research and development costs. The increase in depreciation and amortization expense reflects the amortization of pre-production costs of molds, dies and tools that were capitalized during 2000 combined with an increase in equipment assets.


                     Other Business Operations
                     -------------------------

                                    Three months ended
                                        September 30,
                                      2001        2000     Change
                                     -------    -------    ------
                                       (in thousands)
Operating revenues                   $22,919    $21,642    $1,277
Cost of goods sold                    12,062     11,563       499
Operating expenses                     7,559      6,442     1,117
Depreciation and amortization          1,543      1,505        38
                                     -------    -------    ------
Operating income (loss)              $ 1,755    $ 2,132     ($377)
                                     =======    =======    ======

Increases in operating revenues at the construction, transportation and telecommunication subsidiaries were offset by decreased revenues from the energy services subsidiary. Certain jobs of the construction companies have not performed in accordance with expectations. Delays in construction, caused by a late spring thaw and wet conditions, pushed completion dates back into the fourth quarter of 2001. The increase in cost of goods sold follows the increase in revenues from
the construction companies.   The increase in transportation revenues
is due to 5.4% increase in miles driven by owner-operators, which in turn led to an increase in operating expense as payments to owner-operators.

                Interest Charges and Income Taxes
                ---------------------------------

The $516,000 (11.8%) decrease in interest charges is due to significantly lower interest rates combined with lower average balances under the lines of credit offset by slightly higher long-term debt balances for the three months ended September 30, 2001 compared with the three months ended September 30, 2000. Income tax expense of $5.7 million for the three months ended September 30, 2001 reflects income tax expense calculated based upon the effective tax rate for the annual period.


Comparison of the Nine Months Ended September 30, 2001 and 2000
---------------------------------------------------------------


              Consolidated Results of Operations
              ----------------------------------

The Company recorded diluted earnings per share of $1.24 for the nine months ended September 30, 2001 compared with $1.21 for the nine months ended September 30, 2000. Total operating revenues were $494.7 million for the nine months ended September 30, 2001, up $63.0 million (14.6%) from the $431.7 million for the nine months ended September 30, 2000. Operating income decreased $49,000 between the periods. The negative results of the plastics segment were offset substantially by strong results from the electric segment combined with growth from the manufacturing segment.


                            Electric
                            --------

                                                   Nine months ended
                                                     September 30,
                                                    2001       2000     Change
                                                  ---------  --------   -------
                                                     (in thousands)
Operating revenues                                $237,936   $185,259   $52,677
Production fuel                                     31,691     27,273     4,418
Purchased power                                     80,728     42,361    38,367
Other electric operation and maintenance expenses   53,984     52,737     1,247
Depreciation and amortization                       18,166     17,808       358
Property taxes                                       7,658      7,888      (230)
                                                  --------   --------   -------
Operating income                                  $ 45,709   $ 37,192   $ 8,517
                                                  ========   ========   =======

The 28.4% increase in electric operating revenues for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000 is primarily due to a $40.1 million (96.3%) increase in wholesale power revenues and an $11.4 million (8.3%) increase in retail revenues.

The increase in wholesale power revenues from wholesale power pool sales resulted from a 38.3% increase in revenue per mwh sold combined with a 41.9% increase in mwh sold. Gross margins per mwh sold on wholesale power decreased 9.1% as prices for purchased power rose.
The increase in retail revenue resulted from a 5.1% increase in retail mwh sold combined with a 3.0% increase in revenue per retail mwh sold. The increase in revenue per mwh sold reflects an increase in cost of energy for 2001 and the refund of fuel costs as part of the coal arbitration settlement recorded during the second and third quarters of 2000. Increases in retail mwh sold occurred in all customer categories except streetlighting, with residential having the largest increase. Both heating and cooling degree-days, which may influence the increase or decrease in usage by residential customers, were up a combined 10.2% between the two periods. Revenues per mwh sold increased due to an increase in cost-of-energy revenues.

Production fuel expenses increased $4.4 million during the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000. Production fuel expenses for the nine months ended September 30, 2000 included a $1.7 million reduction in fuel costs as a result of the coal arbitration settlement recorded in 2000. Excluding the impact of this settlement, production fuel expense increased $2.7 million (9.2%). Electricity produced at the Company's generating stations increased 8.4% during the nine months ended
September 30, 2001.   During the first quarter of 2000, both Coyote
Station and Hoot Lake Plant Unit 3 were off-line for maintenance outages.

The cost of purchased power increased 90.6% due to a 39.5% increase in the cost per mwh purchased and a 68.1% increase in mwh purchased for resale offset by a 22.2% decrease in mwh purchased for system use. Since generation was higher at the electric utility's generating stations, less power was purchased to meet retail customers' demands.


Other operation and maintenance expenses for the nine months ended September 30, 2000 include a credit of $1.0 million that was recorded as part of the arbitration settlement that recovered previously recorded arbitration expenses. Eliminating the impact of this credit, other operation and maintenance expenses increased $247,000 period to period.


                             Plastics
                             --------

                                     Nine months ended
                                        September 30,
                                      2001        2000      Change
                                     -------    -------    --------
                                       (in thousands)
Operating revenues                   $50,072    $70,623    ($20,551)
Cost of goods sold                    46,677     54,176      (7,499)
Operating expenses                     2,549      3,690      (1,141)
Depreciation and amortization          2,429      2,505         (76)
                                     -------    -------    --------
Operating (loss) income              ($1,583)   $10,252    ($11,835)
                                     =======    =======    ========

The 29.1% decrease in operating revenues for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000 is due to a 30.6% decline in average sales price per pound offset by a 2.2% increase in pounds of PVC pipe sold. The decrease in cost of goods sold reflects a 15.7% decrease in the average cost per pound of pipe sold combined with the reduction in pounds of PVC pipe sold. The selling price per pound of PVC pipe is affected directly by raw material cost of resin. Operating expenses decreased primarily due to a reduction in labor costs and selling expenses. Since the last half of 2000, demand for PVC pipe products has softened and gross margins have dropped. The continuing decline in PVC resin prices combined with an over supply of finished PVC pipe products have been the main factor in the decrease in average sales price per pound. These trends are expected to continue for the remainder of 2001 and into the second quarter of 2002. Additional resin capacity that came online during 2000 also has had a negative impact on resin prices.


                         Health Services
                         ---------------

                                     Nine months ended
                                        September 30,
                                       2001       2000      Change
                                     -------    -------     ------
                                       (in thousands)
Operating revenues                   $57,005    $47,958     $9,047
Cost of goods sold                    43,206     35,170      8,036
Operating expenses                     6,741      5,716      1,025
Depreciation and amortization          2,389      2,260        129
                                     -------    -------     ------
Operating income                     $ 4,669    $ 4,812      ($143)
                                     =======    =======     ======

Health services operating revenues increased 18.9% for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000 due to an increase in equipment sales, services and supplies combined with a 7.3% increase in the number of scans performed, offset by a decrease in other interim service revenues. The average fee per scan decreased 1.2%. The increase in cost of goods sold reflects increased costs in material and supplies used and sold in the diagnostic equipment imaging business and increased rent expense. Increases in selling expenses, labor costs, insurance expenses and promotion expenses contributed to the increase in operating expenses.


                          Manufacturing
                          -------------

                                     Nine months ended
                                       September 30,
                                      2001       2000       Change
                                     -------    -------     -------
                                       (in thousands)
Operating revenues                   $90,452    $71,278     $19,174
Cost of goods sold                    66,918     53,177      13,741
Operating expenses                    10,697      9,907         790
Depreciation and amortization          3,787      2,880         907
                                     -------    -------     -------
Operating income                     $ 9,050    $ 5,314     $ 3,736
                                     =======    =======     =======

Operating income for the manufacturing segment increased 70.3% as a result of increased sales of wind towers combined with increased sales volumes of metal parts stamping and fabrication. Offsetting these increases in operating revenues was a decrease of 24% in unit sales of frame-straightening equipment for the auto body shop industry. The increase in cost of goods sold follows the increase in operating revenues. Reductions in research, development and selling expenses led to the decline in operating expenses. The increase in depreciation and amortization expense reflects the amortization of pre-production costs of molds, dies and tools that were capitalized during 2000 and an increase in capital expenditures.


                    Other Business Operations
                    -------------------------


                                     Nine months ended
                                       September 30,
                                       2001       2000      Change
                                     -------    -------     ------
                                       (in thousands)
Operating revenues                   $59,195    $56,570     $2,625
Cost of goods sold                    30,764     29,254      1,510
Operating expenses                    23,431     22,218      1,213
Depreciation and amortization          4,377      4,151        226
                                     -------    -------     ------
Operating (loss)                     $   623    $   947      ($324)
                                     =======    =======     ======

Increases in operating revenues of approximately $3.9 million from the energy services company and $1.8 million from the transportation subsidiaries were partially offset by decreases in revenues from the construction subsidiaries. Both operating revenues and cost of goods sold increased for the energy services company as a result of the higher cost of natural gas. Increases in brokerage revenue combined with a 0.5% increase in revenue per mile and a 0.9% increase in miles driven were the primary reasons for the increase in transportation revenues. Certain jobs of the construction companies have not performed in accordance with expectations. Delays in construction, caused by a late spring thaw and wet conditions, pushed completion dates into the fourth quarter of 2001. If inclement weather conditions occur in the fourth quarter, this could delay some jobs into 2002. There have been less construction projects to bid on in 2001 compared with 2000 due to the current economic conditions. This has resulted in a lower backlog of work for the construction companies in 2001.


                Interest Charges and Income Taxes
                ----------------------------------

The $765,000 (6.0%) decrease in interest charges is primarily due to declining interest rates and average borrowing levels under the lines of credit between the periods. Income tax expense of $15.7 million for the nine months ended September 30, 2001 is based upon the annual effective tax rate.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The Company has limited exposure to market risk associated with interest rates and commodity prices. The majority of the Company's long-term debt obligations bear interest at a fixed rate. Variable rate long-term debt bears interest at a rate that is reset on a periodic basis reflecting current market conditions. The Company manages its interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt. As of September 30, 2001, the Company had $28.5 million of long-term debt subject to variable interest rates. Assuming no change in the Company's financial structure, if variable interest rates were to average 1 percent higher (lower) than what the average variable rate was on September 30, 2001, interest expense and pre-tax earnings would change by approximately $285,000. The Company has short-term borrowing arrangements to provide working capital and general corporate funds. The level of borrowings under these arrangements vary from period to period, depending upon, among other factors, operating needs and capital expenditures.

The electric utility's retail portion of fuel and purchased power costs are subject to cost of energy adjustment clauses that mitigate the commodity price risk by allowing a pass through of most of the increase or decrease in energy costs to retail customers. In addition, the electric utility participates in an active wholesale power market providing access to commodity transactions that may serve to mitigate price risk. The Company has in place an energy risk management policy whose primary goal is to manage, through the use of defined risk management practices, price risk and credit risk associated with wholesale power purchases and sales.

The Company through its energy services subsidiary markets natural gas to approximately 150 retail customers. A portion of these customers are served under fixed-price contracts. There is price risk associated with these limited number of fixed-price contracts since the corresponding cost of natural gas is not immediately locked in. This price risk is not considered material to the Company.

The plastics companies are exposed to market risk related to changes in commodity prices for PVC resins, the raw material used to manufacture PVC pipe. The PVC pipe industry is highly sensitive to commodity raw material pricing volatility. Currently, margins are very tight due to aggressive competition in a period of soft demand.

The Company does not use derivative financial instruments for speculative or trading purposes.


                      PART II. OTHER INFORMATION
                      --------------------------

Item 2.   Changes in Securities
          ---------------------

On September 28, 2001, the Company issued 270,370 shares of common stock in connection with the acquisition of St. George Steel
Fabrication, Inc. The issuance of such shares did not involve a public offering and therefore was exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended.


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

a)  Exhibits:

      10-A Amendment dated June 14, 2001, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.

      10-B Big Stone Plant Coal Agreements by and between the Company, Northwestern Public Service, Montana-Dakota Utilities Co., and RAG Coal West, Inc., dated September 28, 2001. *

*Confidential information has been omitted from such exhibit and filed separately with the Commission pursuant to confidential treatment request under Rule 24b-2.

b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2001.


                            SIGNATURES
                            ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     OTTER TAIL CORPORATION


                     By:  /s/Kevin G. Moug
                         -------------------------------
                             Kevin G. Moug
                Chief Financial Officer and Treasurer
             (Chief Financial Officer/Authorized Officer)


Dated:  November 14, 2001
        -----------------