Form 10-K
period 2001-12-31
OTTER TAIL CORP
filed 2002-03-28
CIK 75129

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)  (X)   Annual Report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934 For the fiscal year ended
                  DECEMBER 31, 2001 OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. $705,515,968 AS OF MARCH 1, 2002

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: 24,671,429 COMMON SHARES ($5 PAR VALUE) AS OF MARCH 1, 2002.

Documents Incorporated by Reference:

2001 ANNUAL REPORT TO SHAREHOLDERS-PORTIONS INCORPORATED BY REFERENCE INTO PARTS I AND II

PROXY STATEMENT DATED MARCH 1, 2002-PORTIONS INCORPORATED BY REFERENCE INTO
PART III

                                     PART I

Item 1.  BUSINESS

         (a) General Development of Business

         Otter Tail Corporation was incorporated in 1907 under the laws of the State of Minnesota. The Company's principal executive office is located at 215 South Cascade Street, Box 496, Fergus Falls, Minnesota 56538-0496; its telephone number is (218) 739-8200. In 2001, the shareholders approved changing the corporate name from "Otter Tail Power Company" to "Otter Tail Corporation." The name Otter Tail Power Company continues to be used in connection with the electric utility.

         Otter Tail Corporation and its subsidiaries (the Company) have operations in 48 states and 6 Canadian provinces. The businesses of the Company have been classified into five segments: Electric, Plastics, Manufacturing, Health Services and Other Business Operations.

             - Electric (the Utility) includes the production, transmission, distribution and sale of electric energy in Minnesota, North Dakota and South Dakota. The electric utility operations have been the Company's primary business since incorporation. Since 1990, the Company has diversified and made significant investments in the other segments.

             -   Plastics consists of businesses producing polyvinyl chloride
                 (PVC) pipe in the Upper Midwest and Southwest regions of the United States.

             - Manufacturing consists of businesses in the following manufacturing activities: production of wind towers, frame-straightening equipment and accessories for the auto repair industry, custom plastic pallets, material and handling trays horticultural containers, fabrication of steel products, contract machining and metal parts stamping and fabrication. These businesses are located primarily in the Upper Midwest and Utah.

             - Health Services consists of businesses involved in the sale of diagnostic medical equipment, supplies and accessories. These businesses also provide service maintenance, mobile diagnostic imaging, mobile positron emission tomography (PET) and nuclear medicine imaging, portable x-ray imaging and interim rental of diagnostic medical imaging equipment to various medical institutions located in 32 states.

             - Other Business Operations consist of businesses in electrical and telephone construction contracting, transportation, telecommunications, entertainment and energy services and natural gas marketing as well as the portion of corporate administrative and general expenses that are not allocated to other segments. These businesses operate primarily in the Upper Midwest, except for the transportation company which operates in 48 states and 6 Canadian provinces.

         Substantially all of the businesses except for the Utility, energy services and the natural gas marketing operation are owned by the Company's wholly-owned subsidiary Varistar Corporation (Varistar), with its principal executive offices in Fargo, North Dakota.

         The Company continues to investigate acquisitions of additional non-electric businesses and expects continued growth in this area. The following acquisitions were completed during 2001:

             - On February 28, 2001 the Company acquired the stock of T.O. Plastics, Inc. with three facilities in Minnesota and one facility in South Carolina. T. O. Plastics, Inc. custom manufactures returnable pallets, material and handling trays and horticultural containers.

             - The Company acquired the assets and operations of Interim Solutions and Sales, Inc. and Midwest Medical Diagnostics, Inc. on September 4, 2001. These companies are located in Minneapolis, Minnesota and provide mobile diagnostic imaging services on an interim basis for computed tomography and magnetic resonance imaging. In addition they offer fee-per-exam options as well as sales of previously owned diagnostic imaging equipment.

             - On September 10, 2001 the Company acquired the assets and operations of Nuclear Imaging, Ltd. of Sioux Falls, South Dakota. This company provides mobile nuclear medicine, positron emission tomography and bone densitometry services to health care facilities in Iowa, Kansas, Minnesota, Nebraska, North Dakota, South Dakota and Wyoming.

             - The Company acquired the stock of St. George Steel Fabrication, Inc. on September 28, 2001. St. George Steel is a fabricator of steel products engaged in custom and proprietary operations located in St. George, Utah.

             - On November 1, 2001 the Company acquired the assets and operations of Titan Steel Corporation located in Salt Lake City, Utah. Titan is a fabricator of steel products engaged in custom operations.

         For a discussion of the Company's results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated by reference to pages 20 through 29 of the Company's 2001 Annual Report to Shareholders, filed as an Exhibit hereto.

         (b) Financial Information About Industry Segments

         The Company is engaged in businesses that have been classified into five segments: Electric, Plastics, Manufacturing, Health Services and Other Business Operations. Financial information about the Company's segments is incorporated by reference to note 2 of "Notes to Consolidated Financial Statements" on pages 38 through 40 of the Company's 2001 Annual Report to Shareholders, filed as an Exhibit hereto.

         (c) Narrative Description of Business

                                    ELECTRIC

General

         The Company derived 47 percent of its consolidated operating revenues from the Electric segment in 2001; 45 percent in 2000; and 48 percent in 1999. In 2001 approximately 50.9 percent of retail electric revenues came from Minnesota, 41.2 percent from North Dakota and 7.9 percent from South Dakota, compared to 50.6 percent from Minnesota, 41.5 percent from North Dakota and 7.9 percent from South Dakota for 2000.

         The territory served by the Utility is predominantly agricultural, including a part of the Red River Valley. Although there are relatively few large customers, sales to commercial and industrial customers are significant. By customer category, 26.6 percent of 2001 electric revenue was derived from commercial customers, 23.4 percent from residential customers, 15.4 percent from industrial customers and 34.6 percent from other sources, including municipalities, farms and wholesale sales. For 2000 electric revenue by category was: 28.9 percent from commercial customers, 26.1 percent from residential, 16.1 percent from industrial and 28.9 percent from other sources.

         Wholesale sales increased from 38.3 percent of total kwh sales in 2000 to 44 percent of total 2001 kwh sales. The increase in wholesale sales is the result of the Utility's increased activity and involvement in wholesale markets. Activity in the short-term energy market is subject to change based on a number of factors and it is difficult to predict the quantity of wholesale power sales or prices for wholesale power in the future. However, the Company expects that market conditions for wholesale power transactions will be depressed during 2002.

         The aggregate population of the Utility's retail electric service area is approximately 230,000. In this service area of 423 communities and adjacent rural areas and farms, approximately 130,900 people live in communities having a population of more than 1,000, according to the 2000 census. The only communities served which have a population in excess of 10,000 are Jamestown, North Dakota (15,527); Fergus Falls, Minnesota (13,471); and Bemidji, Minnesota (11,917). As of December 31, 2001, the Utility serves 126,618 customers. This is a decrease of 132 customers from December 31, 2000.

Capability and Demand

         At December 31, 2001, the Utility had base load net plant capability totaling 563,200 kw, consisting of 252,575 kw from the jointly-owned Big Stone Plant (constituting the Utility's 53.9 percent share of the plant's total capability), 155,375 kw from the Hoot Lake Plant (owned solely by the Utility), 149,450 kw from the jointly-owned Coyote Station (constituting the Utility's 35 percent share of the station's total capability), and, under contract, 5,800 kw from a co-generation plant near Bemidji, Minnesota. In addition to its base load capability, the Utility has combustion turbine and small diesel units, used chiefly for peaking and standby purposes, with a total capability of 93,078 kw, and hydroelectric capability of 4,365 kw. During 2001, the Utility generated about 85 percent of its retail kwh sales and purchased the balance.

         The Utility has made arrangements to help meet its future base load requirements and continues to investigate other means for meeting such requirements. The Utility plans to install a gas-fired combustion turbine to be operational by June 1, 2003. The unit will generate between 40,000 and 50,000 kw. The Utility has an agreement with another utility for the annual exchange of 75,000 kw of seasonal capacity which runs through October 2004. The Utility has an agreement to purchase 50,000 kw of year-round capacity which extends through April 30, 2005 and another agreement to purchase 50,000 kw of year-round capacity through April 30, 2010 from another utility. The Utility also has seasonal capacity agreements to purchase 50,000 kw for the summer 2002. The Utility has a direct control load management system, which provides some flexibility to the Utility to effect reductions of peak load. The Utility, in addition, offers rates to customers which encourage off-peak usage.

         The Utility traditionally experiences its peak system demand during the winter season. For the year ended December 31, 2001, the Utility experienced a system peak demand of 630,262 kw on February 16, 2001. The highest sixty-minute peak demand ever was 642,826 kw on December 14, 2000. The Utility's capability of meeting system demand at the time of the peak in February 2001, including power purchase agreements, its own generating capacity and reserve requirements computed in accordance with accepted industry practice, amounted to 837,020 kw. The Utility's additional capacity available under power purchase contracts (as described above), combined with generating capability and load management control capabilities, is expected to meet 2002 system demand, including industry reserve requirements.

Fuel Supply

         Coal is the principal fuel burned at the Big Stone, Coyote and Hoot Lake generating plants. Coyote, a mine-mouth facility, burns North Dakota lignite coal. Hoot Lake and Big Stone plants burn western subbituminous coal. The following table shows, for 2001, the sources of energy used to generate the Utility's net output of electricity:

                                                  Net Kilowatt   % of Total
                                                     Hours        Kilowatt
                                                   Generated        Hours
              Sources                             (Thousands)    Generated
              -------                             -----------    ----------
        Subbituminous Coal ....................    2,663,298         70.7%
        Lignite Coal ..........................    1,075,545         28.6
        Hydro .................................       23,531           .6
        Oil ...................................        2,891           .1
                                                   ---------      -------
        Total .................................    3,765,265        100.0%
                                                   =========      =======


         The Utility has a primary coal supply agreement with RAG Coal West, Inc. for the supply of Wyoming subbituminous coal to Big Stone Plant for 2002-2004. Purchases are made for the supply of subbituminous coal for the Hoot Lake Plant under a contract with Kennecott Coal Sales Company expiring June 30, 2004. A lignite coal contract with Dakota Westmoreland Corporation for the Coyote Station expires in 2016, with a 15-year renewal option subject to certain contingencies.

         It is the Utility's practice to maintain minimum 30-day inventory (at full output) of coal at the Big Stone Plant, a 20-day inventory at the Coyote Station and a 10-day inventory at the Hoot Lake Plant.

         The Utility has two coal transportation agreements with The Burlington Northern and Santa Fe Railway Company. The first agreement is for transportation services to the Big Stone Plant which ran through 2001. Effective January 1, 2002 transportation services to the Big Stone Plant are being provided under a common carrier rate. A complaint in regards to this rate has been filed with the Surface Transportation Board. The second agreement is for Hoot Lake Plant which expires in mid-2004. No coal transportation agreement is needed for the Coyote Station due to its location next to a coal mine.

         The average cost of coal consumed (including handling charges to the plant sites) per million BTU for each of the three years 2001, 2000 and 1999 was $1.014, $.994 and $.956, respectively.

         The Utility is permitted by the State of South Dakota to burn some alternative fuels, including tire derived fuel, at the Big Stone Plant. The quantity of alternative fuel burned at the Big Stone Plant is insignificant when compared to the total annual coal consumption at the Big Stone Plant.

General Regulation

         The Utility is subject to regulation of rates and other matters in each of the three states in which it operates and by the federal government for certain interstate operations. A breakdown of electric rate regulation by each jurisdiction is as follows:

                                                           Year Ended
                                                        December 31, 2001
                                                        -----------------
                                                         % of
                                                       Electric    % of kwh
 Rates                  Regulation                     Revenues      Sales
 -----                  ----------                     --------    --------
MN retail sales            MN Public Utilities
                           Commission                    33.8%       29.3%

ND retail sales            ND Public Service
                           Commission                    27.4        22.4

SD retail sales            SD Public Utilities
                           Commission                     5.3         4.3

Transmission & sales       Federal Energy Regulatory
  for resale               Commission                    33.5        44.0
                                                        -----       -----
                                                        100.0%      100.0%
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

         The following summarizes the material regulations of each jurisdiction applicable to the Utility's electric operations, as well as the specific electric rate proceedings during the last three years with the Minnesota Public Utilities Commission (MPUC), the North Dakota Public Service Commission (NDPSC), the South Dakota Public Utilities Commission (SDPUC) and the Federal Energy Regulatory Commission (FERC):

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

         The Department of Commerce (DOC) is responsible for investigating all matters subject to the jurisdiction of the DOC or the MPUC, and for the enforcement of MPUC orders. Among other things, the DOC is authorized to collect and analyze data on energy and the consumption of energy, develop recommendations as to energy policies for the governor and the legislature of Minnesota and evaluate policies governing the establishment of rates and prices for energy as related to energy conservation. The DOC acts as a state advocate in matters heard before the MPUC. The DOC also has the power, in the event of energy shortage or for a long-term basis, to prepare and adopt regulations to conserve and allocate energy.

         Under Minnesota law, every regulated public utility that furnishes electric service must make annual investments and expenditures in energy conservation improvements, or make a contribution to the state's energy and conservation account, in an amount equal to at least 1.5 percent of its gross operating revenues from service provided in Minnesota. The DOC may require the utility to make investments and expenditures in energy conservation improvements whenever it finds that the improvement will result in energy savings at a total cost to the utility less than the cost to the utility to produce or purchase an equivalent amount of a new supply of energy. Such DOC orders are appealable to the MPUC. Investments made pursuant to such orders generally are recoverable costs in rate cases, even though ownership of the improvement may belong to the property owner rather than the utility. Since 1995, the Utility has recovered demand-side management related costs not included in base rates, under Minnesota's Conservation Improvement Programs, through the use of an annual recovery mechanism approved by the MPUC.

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

         Pursuant to the Minnesota Power Plant Siting Act, the Minnesota Environmental Quality Board (EQB) has been granted the authority to regulate the siting in Minnesota of large electric power generating facilities in an orderly manner compatible with environmental preservation and the efficient use of resources. To that end, the EQB is empowered, after study, evaluation, and hearings, to select or designate in Minnesota sites for new electric power generating plants (50,000 kw or more) and routes for transmission lines (100 kv or more) and to certify such sites and routes as to environmental compatibility.

         The Minnesota Legislature passed an energy bill in 2001. Its primary focus was to streamline the siting and routing processes for the construction of new electric generation and transmission projects. The bill also added to utility requirements for renewable energy and energy conservation.

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

         On December 29, 2000, the NDPSC approved a performance-based ratemaking
(PBR) plan that links allowed earnings in North Dakota to seven performance standards in the areas of price, electric service reliability, customer satisfaction and employee safety. The PBR plan is in place for 2001 through 2005, unless suspended or terminated by the NDPSC or the Utility. This PBR plan provides the opportunity for the utility to raise its allowed rate of return and shares income with customers when earnings exceed the allowed return. In 2001 the Utility recorded an estimated $334,000 refund to North Dakota customers based on 2001 earnings and the Utility's 2001 performance relative to the defined standards of the performance-based ratemaking plan.

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

         FERC: Wholesale power sales and transmission rates are subject to the jurisdiction of the FERC under the Federal Power Act of 1935, as amended (FPA). The FERC is an independent agency which has jurisdiction over rates for sales for resale, transmission and sale of electric energy in interstate commerce, interconnection of facilities, and accounting policies and practices. Filed rates are effective after a one-day suspension period, subject to ultimate approval by the FERC. The Utility is a member of the Mid-Continent Area Power Pool (MAPP), which operates in parts of eight states in the Upper Midwest and in three provinces in Canada. Power pool sales are conducted continuously through MAPP in accordance with schedules filed by MAPP with the FERC. Additional MAPP functions include a regional reliability council that maintains generation reserve sharing requirements.

         In December 1999 the FERC issued Order No. 2000. This order required public utilities that own, operate or control interstate transmission to file by October 15, 2000, a proposal for a regional transmission organization (RTO) or a description of any effort made to participate in an RTO, the reasons for not participating and any plans for further work toward participation. The goal is to consolidate control of the transmission industry into a new structure of independent regional grid operators.

         The Utility agreed in October 2001 to join the Indianapolis-based Midwest Independent System Operator (MISO) RTO. In December 2001, the MISO received FERC approval as a regional transmission organization. The MISO began operational control of the Utility's transmission facilities above 100 kv on February 1, 2002. The Utility continues to own and maintain its transmission assets as before. As the Utility transitions to the full operation of the MISO there could be short-term negative impacts on wholesale power transactions.

         Other: The Utility is subject to various federal and state laws, including the Federal Public Utility Regulatory Policies Act and the Energy Policy Act of 1992, and energy reform legislation that is currently pending before the United States Congress, which are intended to promote the conservation of energy and the development and use of alternative energy sources.

         The Utility is unable to predict the impact on its operations resulting from future regulatory activities by any of the above agencies, from any future legislation or from any future tax that may be imposed upon the source or use of energy.

Deregulation and Legislation

     The United States Congress ended its 2001 legislative session without taking action on proposed electric industry restructuring legislation. There was no legislative action regarding electric retail choice during 2001 in any of the states where the electric utility serves, and no major electricity legislation is expected in 2002 state legislative sessions. The Company does not expect retail competition to come to the States of Minnesota, North Dakota or South Dakota in the foreseeable future unless there is a federal effort to accomplish this.

Competition

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

         The Company believes the Utility is well positioned to be successful in a more competitive environment. The Utility's generation capacity appears poised for competition due to unit heat rate improvements. A comparison of the Utility's electric retail rates to the rates of other investor-owned utilities, cooperatives and municipals in the states the Utility serves indicates that the Utility's rates are competitive. In addition, the Utility would attempt more flexible pricing strategies under an open, competitive environment. Legislative and regulatory activity could affect operations in the future. The Utility cannot predict the timing or substance of any future legislation or regulation.

Environmental Regulation

         Impact of Environmental Laws: The Utility's existing generating plants are subject to stringent federal and state standards and regulations regarding, among other things, air, water and solid waste pollution. The Utility estimates it has expended in the five years ended December 31, 2001, approximately $1.9 million for environmental control facilities. Included in the 2002-2006 construction budget are approximately $8.2 million for environmental equipment for existing and new facilities, including $2.9 million for 2002.

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

         The Utility is planning to further improve the fine particulate emissions control at Big Stone Plant by replacing a major portion of the plant's electrostatic precipitator in the third quarter of 2002. The replacement technology will be an Advanced Hybrid Particulate Collector technology that will be installed as part of a demonstration project co-funded by the Department of Energy's National Energy Technology Laboratory Power Plant Improvement Initiative. The technology is designed to capture at least 99.99% of the fly ash particulates emitted from the boiler. The Energy Department cost share is $6.5 million for the $13.4 million project. The Utility's share of the project is approximately $2.9 million with the remaining portion funded by the Big Stone Plant co-owners and other industry participants.

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

         The national SO2 emission reduction goals are achieved through a new market-based system under which power plants are allocated "emissions allowances" that will require plants to either reduce their emissions or acquire allowances from others to achieve compliance. Each allowance is an authorization to emit one ton of sulfur dioxide. Sulfur dioxide emission requirements are currently being met by all of the Utility's generating facilities.

         The national NOx emission reduction goals are to be achieved by imposing mandatory emissions standards on individual sources. All of the Utility's generating facilities met the NOx standards during 2001. Hoot Lake Plant unit 2 is governed by the phase one early opt-in provision until January 1, 2008. The remaining generating units meet the NOx emission regulations that were adopted by the EPA in December 1996.

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

         In 1998, EPA announced its New Source Review Enforcement Initiative targeting coal-fired utilities, petroleum refineries, pulp and paper mills and other industries for alleged violations of EPA's New Source Review rules. These rules require owners or operators that construct new major sources or make major modifications to existing sources to obtain permits and install air pollution control equipment at affected facilities. The EPA is attempting to determine if emission sources violated certain provisions of the Act by making major modifications to their facilities without installing state-of-the-art pollution controls. On January 2, 2001, the Utility received a request from the EPA, pursuant to Section 114(a) of the Act, to provide certain information relative to past operation and capital construction projects at the Big Stone Plant. The Utility has responded to that request and cannot, at this time, determine what, if any, actions will be taken by the EPA.

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

         The Utility has all federal and state water permits presently necessary for the operation of the Big Stone Plant. Water discharge permits for the Hoot Lake Plant and Coyote Station were renewed in 1997 and 1998, respectively, each for a five-year term. The Utility has filed, in a timely manner, the permit renewal application for Hoot Lake Plant and it believes it will receive a renewed permit in due course. The Utility owns five small dams on the Otter Tail River, which are subject to FERC licensing requirements. A license for all five dams was issued on December 5, 1991. Total nameplate rating of the five dams is 3,450 kw.

         Solid Waste: Permits for disposal of ash and other solid wastes have been issued for the Coyote Station. Renewal permits are pending for Big Stone Plant and Hoot Lake Plant. The Utility has complied with all the requirements for the renewals and expects the permits to be granted. The Utility estimates that the current ash disposal site at the Hoot Lake Plant will be filled to capacity within approximately two years. The Utility is evaluating its options, including increased marketing of the ash for construction purposes and building a new ash disposal site adjacent to the current site within the same permitted area. An estimate of the engineering costs required to construct a new facility has been completed. On that basis, the Utility believes that the investment required will not have a significant impact on future plant operating costs.

         At the request of the Minnesota Pollution Control Agency (MPCA) the Utility has an ongoing investigation at its former, closed Hoot Lake Plant ash disposal sites. The Utility is proceeding with additional site investigations with the findings subject to further review by the MPCA.

          The EPA has promulgated various solid and hazardous waste regulations and guidelines pursuant to, among other laws, the Resource Conservation and Recovery Act of 1976, the Solid Waste Disposal Act Amendments of 1980 and the Hazardous and Solid Waste Amendments of 1984, which provide for, among other things, the comprehensive control of various solid and hazardous wastes from generation to final disposal. The States of Minnesota, North Dakota and South Dakota have also adopted rules and regulations pertaining to solid and hazardous waste. The total impact on the Utility of the various solid and hazardous waste statutes and regulations enacted by the federal government or the States of Minnesota, North Dakota and South Dakota is not certain at this time. To date, the Utility has incurred no significant costs as a result of these laws.

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

         Health Effects of Electric and Magnetic Fields (EMF): A number of studies have examined the possibility of adverse health effects from EMF without conclusive results. Although research conducted to date has found no conclusive evidence that EMF affects health, a few studies have suggested a possible connection with cancer. The utility industry continues to fund studies. The ultimate impact, if any, of this issue on the Utility and the electric utility industry is impossible to predict.

Capital Expenditures

         The Utility is continually expanding, replacing and improving its electric facilities. During 2001, approximately $35.0 million was invested for additions and replacements to its electric utility properties. During the five years ended December 31, 2001, gross electric property additions, including construction work in progress, were approximately $126.5 million and gross retirements were approximately $45.1 million.

         The Utility estimates that during the five years 2002 through 2006 it will invest approximately $157 million for electric construction. The Utility continuously reviews options for increasing its generating capacity. While at this time the Utility has no firm plans for additional base load generating plant construction, the Utility plans to install a gas-fired combustion turbine to be operational by June 1, 2003. The majority of electric utility expenditures for the five-year period 2002 through 2006 will be for work related to the Utility's production plants and distribution system.

Franchises

         At December 31, 2001, the Utility had franchises in all of the 371 incorporated municipalities that it serves. All franchises are nonexclusive and generally were obtained for 20-year terms, with varying expiration dates. No franchises are required to serve unincorporated communities in any of the three states that the Utility serves.

                                    PLASTICS

General

         Plastics consists of businesses producing polyvinyl chloride (PVC) pipe. The Company derived 10 percent of its consolidated operating revenues from this segment in 2001, 14 percent in 2000 and 6 percent in 1999.

         The following is a brief description of these businesses:

         Northern Pipe Products, Inc., located in Fargo, ND, manufactures and sells PVC pipe for municipal, rural water, irrigation and other uses in a fifteen-state area.

         Vinyltech Corporation, located in Phoenix, AZ, manufactures and sells PVC pipe for municipal, rural water, irrigation and other uses in a nine-state area of the West and Southwest region of the United States.

         Together these companies have the capacity to produce 170 million pounds of PVC pipe annually.

Competition

         The plastic pipe industry is highly fragmented and competitive, due to the large number of producers, small number of raw material suppliers and the commodity nature of the industry. Because of shipping costs, competition is usually regional, instead of national, in scope. Northern Pipe and Vinyltech compete not only against other plastic pipe manufacturers, but also ductile iron, steel, concrete and clay pipe producers. Pricing pressure will continue to effect operating margins in the future.

         Northern Pipe and Vinyltech intend to continue to compete on the basis of their high quality products, cost effective production techniques and close customer relations and support.

Manufacturing and Resin Supply

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

Capital Expenditures

         During 2001, capital expenditures of approximately $1.6 million were made in the Plastics segment. Total capital expenditures during the five-year period 2002-2006 are estimated to be approximately $12 million.

                                  MANUFACTURING

General

         Manufacturing consists of businesses in the following manufacturing activities: production of wind towers, frame-straightening equipment and accessories for the auto repair industry, custom plastic pallets, material and handling trays, horticultural containers, fabrication of steel products, contract machining, and metal parts stamping and fabrication. During 2001 three acquisitions were completed in this segment. In February, the Company acquired the stock of T. O. Plastics, Inc., in September the Company acquired the stock of St. George Steel Fabrication, Inc., and in November, the Company acquired the assets and operations of Titan Steel Corporation. Titan Steel became a division of St. George Steel Fabrication, Inc. after the acquisition. The Company derived 19 percent of its consolidated operating revenues from this segment in 2001, 17 percent in 2000 and 18 percent in 1999.

         The following is a brief description of each of these businesses:

         BTD Manufacturing, Inc. (BTD), located in Detroit Lakes, MN, is a metal stamping and tool and die manufacturer. BTD stamps, fabricates, welds and laser cuts metal components according to manufacturers' specifications primarily for the recreation vehicle, gas fireplace, health and fitness and enclosure industries.

         Chassis Liner Corporation, located in Alexandria and Lucan, MN, manufactures and markets vehicle frame-straightening equipment and accessories used by the auto repair industry.

         DMI Industries Inc. (formerly Dakota Machine, Inc.), located in West Fargo, ND, manufactures towers for the wind energy industry and equipment for the sugar-refining industry.

         Precision Machine, Inc., located in West Fargo, ND and Pelican Rapids, MN, provides machining using CHC lathes and machining centers.

         T. O. Plastics, Inc., located in Minneapolis and Clearwater, MN and Hampton, SC, manufactures and sells plastic thermoformed products for the horticulture industry. In addition, T. O. Plastics produces products such as clamshell packing, blister packs, returnable pallets and handling trays for shipping and storing odd-shaped or difficult-to-handle parts for other industries.

         St. George Steel Fabrication, Inc., located in St. George and Salt Lake City, Utah, fabricates structural steel members for buildings and bridges, ductwork for the power and refining industries, conveyors and hoppers for mining and industrial markets and plate steel products for the wind tower industry.

Competition

         The various markets in which the Manufacturing segment entities compete are characterized by intense competition. These markets have many established manufacturers with broader product lines, greater distribution capabilities, greater capital resources and larger marketing, research and development staffs and facilities than the Company's manufacturing entities.

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

         Some of the products sold by the companies in the Manufacturing segment are purchased by companies in the recreational vehicle, wind energy and auto repair market. A downturn in these markets could have an adverse impact on the financial results of the Company's manufacturing segment.

Legislation

         On March 9, 2002, federal legislation was passed that extended the wind energy production tax credit through the end of 2003. Passage of this tax credit was significant to DMI Industries Inc. in that it will promote investment in the wind energy market.

Capital Expenditures

         During 2001, capital expenditures of approximately $10.5 million were made in the Manufacturing segment. Total capital expenditures for the Manufacturing segment during the five-year period 2002-2006 are estimated to be approximately $49 million.


                                HEALTH SERVICES

General

         Health Services consists of the DMS Health Group, which is engaged in the sale, service, rental, refurbishing and operation of medical imaging equipment and the sale of related supplies and accessories to various medical institutions. During September 2001 the Company acquired the assets and operations of Interim Solutions and Sales, Inc., Midwest Medical Diagnostics, Inc., and Nuclear Imaging, Ltd. Interim Solutions and Sales, Inc. and Midwest Medical Diagnostics, Inc. were merged into DMS Imaging, Inc. Nuclear Imaging, Ltd. is a subsidiary of DMS Imaging, Inc. The Company derived 12 percent of its consolidated operating revenues from this segment in 2001, 11 percent in 2000 and 14 percent in 1999.

         The companies comprising the DMS Health Group include:

         DMS Health Technologies, Inc., located in Fargo, ND, and formally named Diagnostic Medical Systems, Inc., sells, services and refurbishes diagnostic medical imaging equipment and related supplies and accessories. DMS sells radiology equipment primarily manufactured by Philips Medical Systems (Philips), a large multi-national company based in the Netherlands. Philips manufactures fluoroscopic, radiographic and mammography equipment, along with ultrasound, computerized tomography
         (CT) scanners, magnetic resonance imaging (MRI) scanners and cardiac cath labs. DMS is also a supplier of medical film and related accessories. DMS markets mainly to hospitals, clinics and mobile service companies in North Dakota, South Dakota, Minnesota, Montana and Wyoming.

         DMS Imaging, Inc., a subsidiary of DMS Health Technologies, Inc. located in Bemidji, MN, operates mobile and in-house diagnostic medical imaging equipment, including CT, MRI, Positron-Emission Tomography, nuclear medicine services and other similar radiology services to hospitals, clinics, long-term care facilities and other medical providers located in 32 states.

         Combined, the DMS Health Group covers the three basics of the medical imaging industry: (1) ownership and operation of the imaging equipment for health care providers; (2) sale, lease and/or maintenance of medical imaging equipment and related supplies; and (3) scheduling, billing and administrative support of medical imaging services.

Regulation

         The health care industry is subject to federal and state regulation relating to licensure, conduct of operation, ownership of facilities, addition of facilities and services and payment of services. There can be no assurance that the regulatory environment in which the Health Services companies operate will not change significantly in the future.

         Numerous mandatory procedures, regulations and safety standards established by federal and state regulatory agencies must be met in order to operate the various diagnostic imaging devices. The states in which the companies operate require that imaging technologists be licensed or certified. A lapse in required licenses or certifications could adversely affect the Health Services companies' operations. In addition, DMS Imaging, Inc. is currently accredited by the Joint Commission on Accreditation of Healthcare Organizations, an independent, non-profit organization that accredits various types of health care providers such as hospitals, nursing homes and providers of diagnostic imaging services. In the health care industry, accreditation is needed to meet certain Medicare certification requirements, expedite third-party payments and fulfill state licensure requirements. Some managed care providers prefer to contract with accredited organizations.

         In some states, a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items or services, including diagnostic imaging systems or provision of diagnostic imaging services by the companies or its customers. Certificate of need laws were enacted to contain rising health care costs, prevent the unnecessary duplication of health resources and increase patient access for health services. Certificate of need regulations may limit or preclude the companies from providing diagnostic imaging services or systems. Conversely, a repeal of existing certificate of need regulations in states where the Health Services companies have obtained a certificate of need, or the issuance of a certificate of need exemption for a competitor could adversely affect the Health Services companies' business.

         The Company monitors developments in health care law and will modify its operations from time to time as the business and regulatory environment changes. There can be no assurance that the Company will be able to modify its operations so as to address changes in the regulatory environment.

Reimbursement

         The companies in the Health Services segment derive most of their revenues directly from health care providers rather than third-party payors, such as Medicare, Medicaid or private health insurance companies. The Health Services' customers who are health care providers receive the majority of their payments from third-party payors. Payments by third-party payors depend upon their policies. Because unfavorable reimbursement policies have limited and may continue to limit the profit margins of hospitals and clinics the Health Services companies bill directly, it may be necessary to lower fees to retain existing customers and attract new ones.

Competition

         The market for selling, servicing and operating diagnostic imaging services and imaging systems is highly competitive. In addition to direct competition from other contract providers, the companies within Health Services compete with free-standing imaging centers and health care providers that have their own diagnostic imaging systems and with equipment manufacturers that sell imaging equipment to health care providers for full-time installation. Some of the direct competitors, which provide contract MRI services, have access to greater financial resources than the health services companies. In addition, some of Health Services' customers are capable of providing the same services to their patients directly, subject only to their decision to acquire a high-cost diagnostic imaging system, assume the financial and technology risk, and employ the necessary technologies. The companies in the Health Services segment may also experience greater competition in states that currently have certificate of needs laws should these laws be repealed, reducing barriers to entry in that state. The companies within this segment compete against other contract providers on the basis of quality of services, quality and magnetic field strength of imaging systems, relationships with health care providers, knowledge and service quality of technologists, price, availability and reliability.

Environmental, Health or Safety Laws

         Positron emission tomography services and some other imaging services require the use of radioactive material. While this material has a short life and quickly breaks down into inert, or non-radioactive substances, using such materials presents the risk of accidental environmental contamination and physical injury. Federal, state and local regulations govern the storage, use and disposal of radioactive material and waste products. The Company believes that its safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation; however the risk of accidental contamination or injury from those hazardous materials cannot be completely eliminated. The companies in the Health Services segment have not had any material expenses related to environmental, health or safety laws or regulations.

Capital Expenditures

         During 2001 capital expenditures of approximately $3.3 million were made in the Health Services segment. Total capital expenditures during the five-year period 2002-2006 are estimated to be $7 million. Operating leases are also used to finance the acquisition of medical equipment used by Health Services. Operating lease payments during the five-year period 2002-2006 are estimated to be $37 million.


                            OTHER BUSINESS OPERATIONS
General

         Other Business Operations consists of businesses engaged in electrical and telephone construction contracting, transportation, telecommunications, entertainment, energy services and natural gas marketing as well as the portion of corporate administrative and general expenses that are not allocated to the other segments. The Company derived 12 percent of its consolidated operating revenues from these businesses in 2001, 13 percent in 2000 and 14 percent in 1999.

         The following is a brief description of each of these businesses:

         Aerial Contractors, Inc., located in West Fargo, ND, constructs and repairs overhead and underground electric distribution and transmission lines and substations and installs underground fiber-optic, copper and coaxial cable for the telecommunications industry.

         Midwest Information Systems, Inc., headquartered in Parkers Prairie, MN, provides telephone, cable and internet services with over 9,700 access lines for phone, internet and cable television to homes in rural western Minnesota communities through its subsidiaries Midwest Telephone Company, Osakis Telephone Company, Peoples Telephone Company of Big Fork and Data Video Systems, Inc.

         Moorhead Electric, Inc., located in Moorhead, MN, installs data cable for commercial and industrial computer networks, underground fiber-optic and copper cable for the telecommunications industry and provides electrical contracting for predesigned retail, commercial and industrial sites.

         Otter Tail Energy Services Company, headquartered in Fergus Falls, MN was established in 1997 to pursue opportunities in the natural gas and electricity markets. It offers technical services, engineering services, performance-based service contracting and financial services related to these products. In addition it installs, arranges financing for and maintains municipal and institutional lighting systems and retrofits plumbing fixtures to help large institutional customers conserve water. Otter Tail Energy Services Company owns one subsidiary, Otter Tail Energy Management Company, which is a marketer of natural gas to commercial and institutional customers in Iowa, South Dakota, North Dakota and Minnesota.

         E. W. Wylie Corporation (Wylie), located in Fargo, ND, is a contract and common carrier operating a fleet of tractors and trailers in 48 states and 6 Canadian provinces.

General Regulation

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

Capital Expenditures

         During 2001, capital expenditures of approximately $3.2 million were made in Other Business Operations. Capital expenditures during the five-year period 2002-2006 are estimated to be approximately $24 million for Other Business Operations.


                                    FINANCING

         The Company estimates funds internally generated net of forecasted dividend payments, combined with funds on hand, will be sufficient to meet scheduled debt retirements and almost completely provide for its estimated 2002 through 2006 consolidated capital expenditures. Reduced demand for electricity or in the products manufactured and sold by the Company could have an effect on funds internally generated. Additional short-term or long-term financing will be required in the period 2002 through 2006 in order to complete the planned capital expenditures, in the event the Company decides to refund or retire early any of its presently outstanding debt or Cumulative Preferred Shares, to complete acquisitions, or for other corporate purposes.

The foregoing estimates of capital expenditures and funds internally generated may be subject to substantial changes due to unforeseen factors, such as changed economic conditions, interest rates, demand for energy, availability of energy within the power pool, cost of capacity charges relative to cost of new generation, competitive conditions, technological changes, acquisitions or divestitures of subsidiary companies, new environmental and other governmental regulations, tax law changes and utility regulation. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financing or otherwise, or that if such financing is available, it will be available on terms acceptable to the Company.

         The Company has access to short-term borrowing resources. As of December 31, 2001, the Company had unused credit lines totaling $42.0 million.


                                    EMPLOYEES

         The Company had approximately 2,626 full-time employees at December 31, 2001. A total of 430 employees are represented by local unions of the International Brotherhood of Electrical Workers, of which 354 are employees of the Electric segment and are covered by a three-year labor contract expiring November 1, 2002. The Company has not experienced any strike, work stoppage, or strike vote, and considers its present relations with employees as very good.


      Forward Looking Information - Safe Harbor Statement Under the Private
                    Securities Litigation Reform Act of 1995

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the Act), the Company has filed cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Factors that might cause such differences include, but are not limited to, governmental and regulatory action, the competitive environment, economic factors, weather conditions and other factors discussed under "Factors affecting future earnings" on pages 26 and 27 of the Company's 2001 Annual Report to Shareholders, filed as an Exhibit hereto. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission.


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

         At December 31, 2001, the Utility's transmission facilities, which are interconnected with lines of other public utilities, consisted of 48 miles of 345 kv lines; 363 miles of 230 kv lines; 727 miles of 115 kv lines; and 4,146 miles of lower voltage lines, principally 41.6 kv. The Utility owns the uprated portion of the 48 miles of the 345 kv line, with Minnkota Power Cooperative retaining title to the original 230 kv construction.

         In addition to the properties mentioned above, the Company owns and has investments in offices and service buildings. Through Varistar, the Company owns facilities and equipment used to manufacture PVC pipe and perform metal stamping, fabricating and contract machining; construction equipment and tools; medical imaging equipment; a fleet of flatbed trucks and trailers; and the infrastructure to maintain approximately 9,700 access lines for phone, internet and cable television in its telecommunication companies.

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

Item 3.  LEGAL PROCEEDINGS

         Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the three months ended December 31, 2001.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 1, 2002)

         Set forth below is a summary of the principal occupations and business experience during the past five years of executive officers of the Company:

                         DATES ELECTED
                         -------------
NAME AND AGE               TO OFFICE    PRESENT POSITION AND BUSINESS EXPERIENCE
-------------              ---------    ----------------------------------------
John C. MacFarlane (62)    4/9/01       Present:  Chairman and
                                                  Chief Executive Officer
                           Prior to
                           4/9/01       Chairman, President and Chief
                                                  Executive Officer

John D. Erickson (43)      4/9/01       Present:  President

                           4/10/00      Executive Vice President, Chief
                                                  Financial Officer and
                                                  Treasurer

                           10/26/98     Vice President, Finance and
                                                  Chief Financial Officer
                           Prior to
                           10/26/98     Director, Market Strategies &
                                                  Regulation

Douglas L. Kjellerup (60)  4/10/00      Present:  Vice President, Chief
                                                  Operating Officer
                                                  Energy Delivery

                           2/1/99       Chief Operating Officer, Energy Delivery;
                                                  Vice President, Marketing and
                                                  Development
                           Prior to
                           2/1/99       Vice President, Marketing and
                                                  Development

George A. Koeck (49)       4/10/00      Present:  Corporate Secretary
                                                  and General Counsel

                           8/2/99       General Counsel
                           Prior to
                           8/2/99       Partner, Dorsey & Whitney LLP

Lauris N. Molbert (44)     4/9/01       Present:  Executive Vice President,
                                                  Corporate Development and
                                                  Varistar President and Chief
                                                  Operating Officer

                           4/10/00      Vice President, Chief Operating Officer,
                                                  Varistar; President and Chief
                                                  Operating Officer,
                                                  Varistar Corporation
                           Prior to
                           4/10/00      President and Chief Operating Officer,
                                                  Varistar Corporation

Kevin G. Moug (42)         4/9/01       Present:  Chief Financial Officer and
                                                  Treasurer
                           Prior to
                           4/9/01       Varistar Chief Financial Officer and
                                                  Treasurer

Ward L. Uggerud (53)       4/10/00      Present:  Vice President,
                                                  Chief Operating Officer
                                                  Energy Supply

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

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The information required by this Item is incorporated by reference to the first sentence under "Otter Tail Corporation stock listing" on Page 52, to "Selected consolidated financial data" on Page 19 and to "Quarterly information" on Page 47 of the Company's 2001 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated by reference to "Selected consolidated financial data" on Page 19 of the Company's 2001 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated by reference to "Management's discussion and analysis of financial condition and results of operations" on Pages 20 through 29 of the Company's 2001 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is incorporate by reference to "Quantitative and qualitative disclosures about market risk" on Pages 28 and 29 of the Company's 2001 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated by reference to "Quarterly information" on Page 47 and the Company's audited financial statements on Pages 29 through 46 of the Company's 2001 Annual Report to Shareholders excluding "Report of Management" on Page 29, filed as an Exhibit hereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item regarding Directors is incorporated by reference to the information under "Election of Directors" in the Company's definitive Proxy Statement dated March 1, 2002. The information regarding executive officers is set forth in Item 4A hereto. The information regarding Section 16 reporting is incorporated by reference to the information under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement dated March 1, 2002.

Item 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information under "Summary Compensation Table," "Options/SAR Grants in last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values," "Pension and Supplemental Retirement Plans," "Severance and Employment Agreements," and "Director Compensation" in the Company's definitive Proxy Statement dated March 1, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information under "Outstanding Voting Shares" and "Management's Security Ownership" in the Company's definitive Proxy Statement dated March 1, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  List of documents filed:

              (1)  and (2)  See Table of Contents on Page 24 hereof.

              (3)  See Exhibit Index on Pages 25 through 30 hereof.

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

                                  OTTER TAIL CORPORATION


                                  By   /s/Kevin G. Moug
                                     ---------------------------
                                       Kevin G. Moug
                                       Chief Financial Officer and Treasurer

                          Dated:  March 27, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title

John C. MacFarlane                              )
  Chairman and                                  )
  Chief Executive Officer                       )
  (principal executive officer)                 )
  and Director                                  )
                                                )
Kevin G. Moug                                   )
  Chief Financial Officer and Treasurer         )
  (principal financial and accounting officer)  )
                                                )  By  /s/John D. Erickson
                                                )    --------------------------
Thomas M. Brown, Director                       )        John D. Erickson
                                                )    Pro Se and Attorney-in Fact
Dennis R. Emmen, Director                       )       Dated March 27, 2002
                                                )
Maynard D. Helgaas, Director                    )
                                                )
Arvid R. Liebe, Director                        )
                                                )
Kenneth L. Nelson, Director                     )
                                                )
Nathan I. Partain, Director                     )
                                                )
Gary J. Spies, Director                         )
                                                )
Robert N. Spolum, Director                      )

                             OTTER TAIL CORPORATION

                                TABLE OF CONTENTS

   FINANCIAL STATEMENTS, SUPPLEMENTARY FINANCIAL DATA, SUPPLEMENTAL FINANCIAL
       SCHEDULES INCLUDED IN ANNUAL REPORT (FORM 10-K) FOR THE YEAR ENDED
                                DECEMBER 31, 2001

The following items are included in this annual report by reference to the registrant's Annual Report to Shareholders for the year ended December 31, 2001:

                                                                         Page in
                                                                         Annual
                                                                         Report to
                                                                         Shareholders
                                                                         ------------
Financial Statements:

      Independent Auditors' Report.................................................29

      Consolidated Balance Sheets, December 31, 2001 and 2000.................30 & 31

      Consolidated Statements of Income for the Three Years
      Ended December 31, 2001......................................................32

      Consolidated Statements of Common Shareholders' Equity for the
      Three Years Ended December 31, 2001..........................................33

      Consolidated Statements of Cash Flows for the Three Years
      Ended December 31, 2001......................................................34

      Consolidated Statements of Capitalization, December 31, 2001
      and 2000 ....................................................................35

      Notes to Consolidated Financial Statements................................36-47

Selected Consolidated Financial Data for the Five Years
      Ended December 31, 2001......................................................19

Quarterly Data for the Two Years Ended
      December 31, 2001 ...........................................................47


Schedules are omitted because of the absence of the conditions under which they are required, because the amounts are insignificant or because the information required is included in the financial statements or the notes thereto.

                                 EXHIBIT INDEX
                                       TO
                                  ANNUAL REPORT
                                  ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 2001

                       PREVIOUSLY FILED
              --------------------------------
                                         AS
                                       EXHIBIT
              FILE NO.                   NO.
              --------                 -------
3-A           8-K                      3             --Restated Articles of
              dated 4/10/01                          Incorporation, as amended
                                                     (including resolutions
                                                     creating outstanding series
                                                     of Cumulative Preferred Shares).

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

4-D-2         2-14209                  2-B-2         --Twenty-Second Supplemental
                                                     Indenture dated as of
                                                     July 15, 1958.

4-D-3         33-32499                 4-D-7         --Thirty-Second Supplemental
                                                     Indenture dated as of
                                                     January 18, 1974.

4-D-4         8-K dated                4-D-15        --Forty-Fifth Supplemental
              7/24/92                                Indenture dated as of
                                                     July 1, 1992.

4-D-5         8-A dated                1             --Rights Agreement, dated as of
              1/28/97                                January 28, 1997 (the Rights
                                                     Agreement), between the
                                                     Company and Norwest Bank Minnesota,
                                                     National Association.

4-D-6         8-A/A dated              1             --Amendment No. 1, dated as of
              9/29/98                                August 24, 1998, to the Rights
                                                     Agreement.

4-D-7                                                --Note Purchase Agreement
                                                     dated as of December 1,
                                                     2001.

10-A          2-39794                  4-C           --Integrated Transmission
                                                     Agreement dated August 25,
                                                     1967, between Cooperative
                                                     Power Association and the
                                                     Company.

                  PREVIOUSLY FILED
              --------------------------------
                                         AS
                                       EXHIBIT
              FILE NO.                   NO.
              --------                 -------
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

10-E-1        2-55813                  5-G           --Contract dated January 8,
                                                     1973, between East River
                                                     Electric Power Cooperative
                                                     and the Company.

10-E-2        2-62815                  5-E-1         --Supplement One dated
                                                     February 20, 1978.

10-E-3        10-K for year            10-E-3        --Supplement Two dated
              ended 12/31/89                         June 10, 1983.

10-E-4        10-K for year            10-E-4        --Supplement Three dated
              ended 12/31/90                         June 6, 1985.


                  PREVIOUSLY FILED
              --------------------------------
                                         AS
                                       EXHIBIT
              FILE NO.                   NO.
              --------                 -------
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

10-F-5        10-K for year            10-F-5        --Amendment I to Letter of
              ended 12/31/92                         Intent dated May 8, 1984, for
                                                     purchase of share of Big Stone
                                                     Plant.

10-G          10-Q for quarter         10-B          --Big Stone Plant Coal Agreements
              ended 09/30/01                         by and between the Company, Northwestern
                                                     Public Service, Montana-Dakota
                                                     Utilities Co., and RAG Coal West, Inc.
                                                     (dated as of September 28, 2001).

                  PREVIOUSLY FILED
              --------------------------------
                                         AS
                                       EXHIBIT
              FILE NO.                   NO.
              --------                 -------
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

10-H-5        10-Q for quarter         10-A          --Amendment dated as of
              ended 9/30/01                          June 14, 2001, to Agreement for
                                                     Sharing Ownership of
                                                     Coyote Generating Unit No. 1.

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

10-I-1        10-K for year            10-I-1        --Addendum, dated as of March
              ended 12/31/92                         10, 1980, to Coyote Plant
                                                     Coal Agreement.


                       PREVIOUSLY FILED
              --------------------------------
                                         AS
                                       EXHIBIT
              FILE NO.                   NO.
              --------                 -------
10-I-2        10-K for year            10-I-2        --Amendment (No. 3), dated as
              ended 12/31/92                         of May 28, 1980, to Coyote
                                                     Plant Coal Agreement.

10-I-3        10-K for year            10-I-3        --Fourth Amendment, dated as
              ended 12/31/92                         of August 19, 1985, to
                                                     Coyote Plant Coal Agreement.

10-I-4        10-Q for quarter         19-A          --Sixth Amendment, dated as of
              ended 6/30/93                          February 17, 1993, to Coyote
                                                     Plant Coal Agreement.

10-I-5                                               --Agreement and Consent to
                                                     Assignment of the Coyote Plant
                                                     Coal Agreement.

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

10-K-1        10-Q for quarter         10            --Power Sales Agreement
              ended 9/30/99                          between the Company and
                                                     Manitoba Hydro Electric
                                                     Board (dated as of July 1,
                                                     1999).

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

10-M          10-K for year            10-M          --Hoot Lake Coal Transportation
              ended 12/31/99                         Agreement by and between the
                                                     Company and The Burlington
                                                     Northern and Santa Fe
                                                     Railway Company (dated as
                                                     of July 19, 1999).

10-N-1        10-Q for quarter         10            --Deferred Compensation Plan
              ended 06/30/00                         for Directors, as amended and restated,
                                                     dated June 21, 2000.*

10-N-2        10-K for year            10-N-2        --Executive Survivor and Sup-
              ended 12/31/94                         plemental Retirement Plan,
                                                     as amended.*

10-N-3        10-K for year            10-N-3        --Form of Severance
              ended 12/31/99                         Agreement.*

                       PREVIOUSLY FILED
              --------------------------------
                                         AS
                                       EXHIBIT
              FILE NO.                   NO.
              --------                 -------
10-N-4        10-K for year            10-N-5        --Nonqualified Profit Sharing
              ended 12/31/93                         Plan.*

10-N-5        10-K for year            10-N-6        --Nonqualified Retirement
              ended 12/31/93                         Savings Plan.*

10-N-6        10-K for year            10-N-6        --1999 Employee Stock
              ended 12/31/98                         Purchase Plan.

10-N-7        10-K for year            10-N-7        --1999 Stock Incentive Plan.*
              ended 12/31/98

10-N-8                                               --Employment Contract, dated
                                                     January 1, 1999, between Varistar
                                                     Corporation and Lauris Molbert.*

10-N-9                                               --Letter Agreement, dated
                                                     August 30, 1996, between
                                                     Mid-States Development,
                                                     Inc. and Kevin Moug, as
                                                     amended by letter
                                                     agreement, dated July 12,
                                                     2000, between Varistar
                                                     Corporation and Kevin
                                                     Moug.*

13-A                                                 --Portions of 2001 Annual
                                                     Report to Shareholders
                                                     incorporated by reference
                                                     in this Form 10-K.

21-A                                                 --Subsidiaries of Registrant.

23                                                   --Consent of Deloitte & Touche LLP.

24-A                                                 --Powers of Attorney.

--------


* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.