Form 10-Q
period 2002-03-31
OTTER TAIL CORP
filed 2002-05-15
CIK 75129

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002
                               --------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------     -----------


Commission file number 0-368
                       -----


                             OTTER TAIL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Minnesota                                        41-0462685
  -------------------------------                         ------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)


   215 South Cascade Street, Box 496,
       Fergus Falls, Minnesota                                56538-0496
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


                                  218-739-8200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


            APRIL 30, 2002 - 24,799,369 COMMON SHARES ($5 PAR VALUE)

                             OTTER TAIL CORPORATION

                                      INDEX


PART I. FINANCIAL INFORMATION                                                   Page No.
                                                                                --------

        Item 1.  Financial Statements

                 Consolidated Balance Sheets - March 31, 2002                      2 & 3
                 and December 31, 2001 (Unaudited)

                 Consolidated Statements of Income - Three Months                      4
                 Ended March 31, 2002 and 2001 (Unaudited)

                 Consolidated Statements of Cash Flows - Three Months                  5
                 Ended March 31, 2002 and 2001  (Unaudited)

                 Notes to Consolidated Financial Statements (Unaudited)              6-9

        Item 2.  Management's Discussion and Analysis of Financial                 10-15
                 Condition and Results of Operations

        Item 3.  Quantitative and Qualitative Disclosures about                       15
                 Market Risk

PART II.         OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                            17


                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                             OTTER TAIL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                    -ASSETS-

                                                         MARCH 31,    DECEMBER 31,
                                                           2002          2001
                                                         ---------    ------------
                                                          (Thousands of dollars)
CURRENT ASSETS:
Cash and cash equivalents                                $     --      $ 11,378
Accounts receivable:
   Trade - net                                             62,289        64,215
   Other                                                    6,128         5,047
Inventory, fuel, materials and supplies                    42,216        39,301
Deferred income taxes                                       3,967         4,020
Accrued utility revenues                                   10,734        11,055
Other                                                      13,219         8,878
                                                         --------      --------
       TOTAL CURRENT ASSETS                               138,553       143,894

INVESTMENTS                                                18,056        18,009
INTANGIBLES -- NET                                         49,678        49,805
OTHER ASSETS                                               17,617        15,687

DEFERRED DEBITS:
Unamortized debt expense and reacquisition premiums         5,580         5,646
Regulatory assets                                           5,538         5,117
Other                                                         524         1,406
                                                         --------      --------
       TOTAL DEFERRED DEBITS                               11,642        12,169

PLANT:
Electric plant in service                                 811,445       810,470
Diversified operations                                    149,039       145,712
                                                         --------      --------
       TOTAL PLANT                                        960,484       956,182
Less accumulated depreciation and amortization            450,113       441,863
                                                         --------      --------
                                                          510,371       514,319
Construction work in progress                              43,442        28,658
                                                         --------      --------
       NET PLANT                                          553,813       542,977
                                                         --------      --------


           TOTAL                                         $789,359      $782,541
                                                         ========      ========


           See accompanying notes to consolidated financial statements

                             OTTER TAIL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  -LIABILITIES-

                                                                MARCH 31,      DECEMBER 31,
                                                                  2002            2001
                                                               ----------      ------------
                                                                  (Thousands of dollars)
CURRENT LIABILITIES
Short-term debt                                                 $   5,393       $      --
Sinking fund requirements and current maturities                   28,641          28,946
Accounts payable                                                   47,483          46,871
Accrued salaries and wages                                          9,561          17,397
Accrued federal and state income taxes                              6,177           1,634
Other accrued taxes                                                10,189           9,854
Other accrued liabilities                                           7,459           6,090
                                                                ---------       ---------
       TOTAL CURRENT LIABILITIES                                  114,903         110,792

NONCURRENT LIABILITIES                                             33,122          32,981

DEFERRED CREDITS
Accumulated deferred income taxes                                  85,650          85,591
Accumulated deferred investment tax credit                         13,647          13,935
Regulatory liabilities                                              9,749           9,914
Other                                                               8,613           7,160
                                                                ---------       ---------
       TOTAL DEFERRED CREDITS                                     117,659         116,600

CAPITALIZATION

Long-term debt, net of sinking fund and current maturities        224,824         227,360

Cumulative preferred shares
  authorized 1,500,000 shares without par value;
  outstanding 2002 and 2001 -- 155,000 shares                      15,500          15,500

Cumulative preference shares - authorized 1,000,000
  shares without par value; outstanding - none                         --              --

Common shares, par value $5 per share
  authorized 50,000,000 shares;
  outstanding 2002 -- 24,693,672 and 2001 -- 24,653,490           123,468         123,267
Premium on common shares                                            2,130           1,526
Unearned compensation                                                (225)           (151)
Retained earnings                                                 159,953         156,641
Accumulated other comprehensive loss                               (1,975)         (1,975)
                                                                ---------       ---------
       TOTAL                                                      283,351         279,308

             TOTAL CAPITALIZATION                                 523,675         522,168
                                                                ---------       ---------

                     TOTAL                                      $ 789,359       $ 782,541
                                                                =========       =========


           See accompanying notes to consolidated financial statements

                             OTTER TAIL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               2002                2001
                                                           ------------       -------------
                                                              (in thousands, except share
                                                                 and per share amounts)
OPERATING REVENUES
Electric                                                   $     74,401       $     82,631
Plastics                                                         15,875             13,961
Health services                                                  21,119             17,900
Manufacturing                                                    31,328             28,265
Other business operations                                        15,010             16,897
                                                           ------------       ------------
    Total operating revenues                                    157,733            159,654

OPERATING EXPENSES
Production fuel                                                  11,517             11,505
Purchased power                                                  18,934             26,391
Other electric operation and maintenance expenses                19,972             15,565
Cost of goods sold                                               59,136             56,758
Other nonelectric expenses                                       16,520             14,039
Depreciation and amortization                                    10,184             10,174
Property taxes                                                    2,535              2,784
                                                           ------------       ------------
    Total operating expenses                                    138,798            137,216

OPERATING INCOME (LOSS)
Electric                                                         15,293             20,372
Plastics                                                          1,892             (1,163)
Health services                                                   2,437              1,754
Manufacturing                                                     1,906              3,025
Other business operations                                        (2,593)            (1,550)
                                                           ------------       ------------
    Total operating income                                       18,935             22,438

OTHER INCOME AND (DEDUCTIONS) - NET                                  51                318
INTEREST CHARGES                                                  4,324              4,102
                                                           ------------       ------------
INCOME BEFORE INCOME TAXES                                       14,662             18,654
INCOME TAXES                                                      4,630              6,654
                                                           ------------       ------------
NET INCOME                                                       10,032             12,000
Preferred dividend requirements                                     184                470
                                                           ------------       ------------
EARNINGS AVAILABLE FOR COMMON SHARES                       $      9,848       $     11,530
                                                           ============       ============

Basic earnings per average common share:                   $       0.40       $       0.47
                                                           ============       ============
Diluted earnings per average common share:                 $       0.40       $       0.47
                                                           ============       ============

Average number of common shares outstanding - basic          24,667,956         24,576,808
Average number of common shares outstanding - diluted        24,919,068         24,776,034

Dividends per common share                                 $      0.265       $      0.260


           See accompanying notes to consolidated financial statements

                             OTTER TAIL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                   2002           2001
                                                                                ---------       ---------
                                                                                  (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $ 10,032       $ 12,000
    Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                                              10,184         10,174
        Deferred investment tax credit - net                                         (288)          (288)
        Deferred income taxes                                                        (471)           (94)
        Change in deferred debits and other assets                                 (1,194)        (1,730)
        Change in noncurrent liabilities and deferred credits                       1,594          2,314
        Allowance for equity (other) funds used during construction                  (432)          (105)
        Losses from investments and disposal of noncurrent assets                     358            173
    Cash provided by (used for) current assets & current liabilities:
        Change in receivables, materials and supplies                              (2,070)       (17,653)
        Change in other current assets                                             (5,248)         1,195
        Change in payables and other current liabilities                           (6,521)        (1,305)
        Change in interest and income taxes payable                                 5,544          3,131
                                                                                 --------       --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                              11,488          7,812

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                      (20,983)        (9,518)
        Proceeds from disposal of noncurrent assets                                   808            333
        (Purchase)/sale of other investments                                        1,016           (521)
                                                                                 --------       --------
            NET CASH USED IN INVESTING ACTIVITIES                                 (19,159)        (9,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net borrowings under line of credit                                         5,393         20,679
        Proceeds from employee stock plans                                            485              2
        Payments for retirement of long-term debt                                  (2,865)        (4,033)
        Dividends paid                                                             (6,720)        (6,840)
                                                                                 --------       --------
            NET CASH (USED IN) PROVIDED BY  FINANCING ACTIVITIES                   (3,707)         9,808

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (11,378)         7,914

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   11,378          1,259
                                                                                 --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   --         $  9,173
                                                                                 ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest and income taxes:
        Interest                                                                 $  2,920       $  4,840
        Income taxes                                                             $    289       $  2,427

           See accompanying notes to consolidated financial statements

                             OTTER TAIL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Otter Tail Corporation (the Company), in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated results of operations for the periods presented. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2001, 2000, and 1999 included in the Company's 2001 Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, the earnings for the three-month period ended March 31, 2002, should not be taken as an indication of earnings for all or any part of the balance of the year.

Common Shares and Earnings per Share

Basic earnings per common share are calculated by dividing earnings available for common shares by the average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

Comprehensive Income

The only element of comprehensive income for the three months ended March 31, 2002 and March 31, 2001 was net income of $10.0 million and $12.0 million, respectively.

Goodwill and Other Intangible Assets - Adoption of Statement of Financial Accounting Standards No. 142

In June 2001 the Financial Accounting Standards Board (FASB) approved the issuance of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, established accounting and reporting for business combinations. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but tested for impairment on an annual basis. Intangible assets with finite useful lives will be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted SFAS No. 142 on January 1, 2002.

The Company has determined that as of January 1, 2002 goodwill is not impaired and therefore no write-off is necessary. The impact of not amortizing goodwill would have resulted in an increase in net income for the three months ended March 31, 2001 of $595,000. The following table presents the effects of not amortizing goodwill on reported net income and basic and diluted earnings per share.

                                                       Three months ended
                                                            March 31,
(in thousands, except per share amounts)               2002           2001
-----------------------------------------------------------------------------
Net income:
   Reported net income                               $   10,032    $   12,000
   Add back: goodwill amortization, net of tax               --           595
                                                     ----------    ----------
   Adjusted net income                               $   10,032    $   12,595
                                                     ==========    ==========

Basic and diluted earnings per share:
   Reported basic and diluted earnings per share     $     0.40    $     0.47
   Add back: goodwill amortization, net of tax               --          0.02
                                                     ----------    ----------
   Adjusted basic and diluted earnings per share:    $     0.40    $     0.49
                                                     ==========    ==========

The carrying amount of goodwill by segment was

                                                 As of             As of
                                             March 31,      December 31,
(in thousands)                                    2002              2001
-------------------------------------------------------------------------
  Plastics                                     $19,302           $19,302
  Health services                               13,311            13,311
  Manufacturing                                  1,667             1,627
  Other business operations                     13,981            13,981
                                               -------           -------
      Total                                    $48,261           $48,221
                                               =======           =======

The following is a summary of the Company's intangible assets with finite lives that are subject to amortization at March 31, 2002 and December 31, 2001.

                                                            March 31, 2002                        December 31, 2001
                                                            --------------                        -----------------
                                                      Gross                       Net        Gross                      Net
                                                   carrying    Accumulated   carrying     carrying    Accumulated  carrying
        (in thousands)                               amount   amortization     amount       amount   amortization    amount
----------------------------------------------------------------------------------------------------------------------------
  Amortized intangible assets:
    Covenants not to complete                        $1,568        $  974      $  594      $1,575        $  933      $  642
    Organization costs                                  281           128         153         281           118         163
    Other intangible assets including contracts       1,190           520         670       1,230           451         779
                                                     ------        ------      ------      ------        ------      ------
        Total                                        $3,039        $1,622      $1,417      $3,086        $1,502      $1,584
                                                     ======        ======      ======      ======        ======      ======

These intangibles are being amortized on a straight-line basis over a period of 5 years or less. The amortization expense for these intangible assets was $120,000 for the three months ended March 31, 2002 compared to $77,000 for the three months ended March 31, 2001. The estimated annual amortization expense for these intangible assets for the next five years is $480,000 for 2002, $440,000 for 2003, $290,000 for 2004, $200,000 for 2005, and $100,000 for 2006.

Segment Information

The Company's business operations consist of five segments based on products and services. Electric includes the electric utility operating in Minnesota, North Dakota, and South Dakota. Plastics consists of businesses involved in the production of PVC pipe in the Upper Midwest and Southwest regions of the United States. Health services include businesses involved in the sale of diagnostic medical equipment, supplies and accessories. In addition these businesses also provide service maintenance, mobile diagnostic imaging, mobile PET and nuclear medicine imaging, portable x-ray imaging and rental of diagnostic medical imaging equipment to various medical institutions located in 31 states. Manufacturing consists of businesses involved in the production of wind towers, frame-straightening equipment and accessories for the auto repair industry, custom plastic pallets, material and handling trays, and horticultural containers, fabrication of steel products, contract machining, and metal parts stamping and fabrication located in the Upper Midwest and Utah. Other business operations consists of businesses in electrical and telephone construction contracting, transportation, telecommunications, entertainment, energy services, and natural gas marketing, as well as the portion of corporate administrative and general expenses that are not allocated to other segments. The electrical and telephone construction contracting companies and energy services and natural gas marketing business operate primarily in the Upper Midwest. The telecommunications companies operate in central and northeast Minnesota and the transportation company operates in 48 states and 6 Canadian provinces. The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital.

                             Operating Income (Loss)

                                  Three months ended
                                       March 31,
                                 2002           2001
                               --------       --------
                                     (in thousands)
Electric                       $ 15,293       $ 20,372
Plastics                          1,892         (1,163)
Health services                   2,437          1,754
Manufacturing                     1,906          3,025
Other business operations        (2,593)        (1,550)
                               --------       --------
    Total                      $ 18,935       $ 22,438
                               ========       ========


                               Identifiable Assets

                               March 31,     December 31,
                                 2001           2001
                               ---------     ------------
                                    (in thousands)
Electric                       $535,841      $523,948
Plastics                         50,521        45,649
Health services                  47,568        50,560
Manufacturing                    76,790        67,033
Other business operations        78,639        95,351
                               --------      --------
    Total                      $789,359      $782,541
                               ========      ========

Substantially all sales and long-lived assets of the Company are within the United States.

Reclassifications

Certain prior year amounts have been reclassified to conform to 2002 presentation. Such reclassifications had no impact on net income, shareholders' equity or cash provided by operating activities.

New Accounting Standards

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

The FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets in October 2001. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement develops one accounting model for long-lived assets to be disposed of by sale and also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity in a disposal transaction. The Company adopted the accounting model for impairment or disposal of long-lived assets on January 1, 2002. Adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Subsequent Events

On April 8, 2002 the Company's Board of Directors granted 278,750 stock options to key management employees and 75,800 shares of restricted stock to executives and outside board directors under the 1999 Stock Incentive Plan (Incentive
Plan). The exercise price of the stock options is equal to the fair market value per share at the date of the grant. Both the options and restricted stock vest ratably over a four-year period. The options expire ten years after the date of the grant. As of April 30, 2002 a total of 1,429,316 options were outstanding and a total of 100,513 shares of restricted stock had been issued under the Incentive Plan. The Company accounts for the Incentive Plan under Accounting Principles Board Opinion No. 25.

On May 1, 2002 the Company acquired 100% of the outstanding stock of Computed Imaging Service, Inc. of Houston, Texas. Computed Imaging Service provides computed tomography and magnetic resonance imaging mobile services, interim rental, and sales and service of new, used, and refurbished diagnostic imaging equipment. Computed Imaging Service serves hospitals and other healthcare facilities in the south central United States. The acquisition will be accounted for as a purchase, in accordance with the guidance in SFAS No. 141, Business Combinations.

On May 1, 2002 the Company established a new $50 million line of credit. This line of credit bears interest at the rate of LIBOR plus 0.5% and expires on April 30, 2003. The line of credit contains various covenants, including interest-bearing debt to total capitalization and interest charges coverage ratios.

Forward Looking Information - Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the Act), the Company has filed cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Factors that might cause such differences include, but are not limited to, the Company's ongoing involvement in diversification efforts, the timing and scope of deregulation and open competition, growth of electric revenues, impact of the investment performance of the utility's pension plan, changes in the economy, governmental and regulatory action, weather conditions, fuel and purchased power costs, environmental issues, resin prices, and other factors discussed under "Factors affecting future earnings" on pages 26-27 of the Company's 2001 Annual Report to Shareholders, which is incorporated by reference in the Company's Form 10-K for the fiscal year ended December 31, 2001. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MATERIAL CHANGES IN FINANCIAL POSITION

The Company estimates that funds internally generated net of forecasted dividend payments, combined with funds on hand at December 31, 2001, will be sufficient to meet scheduled debt retirements and almost completely provide for its estimated 2002-2006 consolidated capital expenditures. Reduced demand for electricity or in the products manufactured or sold by the Company could have an effect on funds internally generated. Additional short-term or long-term financing will be required in the period 2002-2006 in order to complete the planned capital expenditures, in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, to complete acquisitions, or for other corporate purposes. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financing or otherwise, or that if such financing is available, it will be available on terms acceptable to the Company. If adequate funds are not available on acceptable terms, our business, results of operations, and financial condition could be adversely affected.

As of March 31, 2002, $36.6 million was available in three separate unused lines of credit. On May 1, 2002 the Company established a new $50 million line of credit that replaced the three separate lines of credit. This new line of credit bears interest at the rate of LIBOR plus 0.5% and expires on April 30, 2003. The line of credit contains various covenants, including interest-bearing debt to total capitalization and interest charges coverage ratios.

Cash provided by operating activities of $11.5 million for the three months ended March 31, 2002 combined with cash on hand of $11.4 million as of December 31, 2001 allowed the Company to pay dividends and partially fund its capital expenditures. Net cash provided by operating activities increased $3.7 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 primarily as a result of changes in working capital items.

Net cash used in investing activities was $19.2 million for the three months ended March 31, 2002 compared with net cash used in investing activities of $9.7 million for the three months ended March 31, 2001. Capital expenditures increased $11.5 million between the periods. The majority of this increase occurred in the electric segment reflecting ongoing construction expenditures for a gas-fired combustion turbine peaking plant and a new transmission line in North Dakota. In addition, building expansions at the companies that manufacture wind energy towers and perform metal parts stamping and fabrication contributed to the increase in capital expenditures.

Net cash used in financing activities was $3.7 million for the three months ended March 31, 2002 compared with net cash provided by financing activities of $9.8 million for the three months ended March 31, 2001. This change primarily is caused by reduction in short-term borrowings between the periods. As a result of the financing that was done at the end of December 2001, the Company started the year with $11.4 million in cash reducing the need for short-term borrowing.

There are no material changes in the Company's contractual obligations on long-term debt, coal contracts, construction program commitments, capacity and energy requirements, and operating leases from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. For more information on contractual obligations and commitments, see Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    Comparison of the Three Months Ended March 31, 2002 and 2001


                       Consolidated Results of Operations

Total operating revenues were $157.7 million for the three months ended March 31, 2002, down $2.0 million (1.2%) from the $159.7 million for the three months ended March 31, 2001. Operating income was $18.9 million for the three months ended March 31, 2002 compared with $22.4 million for the three months ended March 31, 2001. The Company recorded diluted earnings per share of $0.40 for the three months ended March 31, 2002 compared to $0.47 for the three months ended March 31, 2001. Mild winter weather during the three months ended March 31, 2002 impacted retail and wholesale energy sales and reduced revenues and earnings from the electric segment compared to record results for the electric segment during the three months ended March 31, 2001. Operating income from the health services segment increased 38.9% as a result of 2001 platform acquisitions and improved operating margins. The operating income from the plastics segment increased $3.1 million. Operating results from the manufacturing and other segments decreased between the quarters reflecting the effects of a slower economy on some of the businesses in those segments. The benefit resulting solely from the discontinuance of goodwill amortization is $0.02 per common share during the quarter.


                                    Electric

                                                        Three months ended
                                                             March 31,
                                                        2002         2001        Change
                                                       -------      -------      -------
                                                          (in thousands)
Operating revenues                                     $74,401      $82,631      ($8,230)
Production fuel                                         11,517       11,505           12
Purchased power                                         18,934       26,391       (7,457)
Other electric operation and maintenance expenses       19,972       15,565        4,407
Depreciation and amortization                            6,150        6,014          136
Property taxes                                           2,535        2,784         (249)
                                                       -------      -------      -------
Operating income                                       $15,293      $20,372      ($5,079)
                                                       =======      =======      =======

The 10.0% decrease in electric operating revenues for the three months ended March 31, 2002 compared with the three months ended March 31, 2001 is due to an $8.4 million (34.3%) decrease in wholesale power revenues, a $2.7 million (4.7%) decrease in retail electric revenues and a $2.8 million (142.1%) increase in other operating revenues.

The decrease in wholesale power revenues primarily resulted from a 36.4% decrease in revenue per megawatt-hour (mwh) sold reflecting the soft wholesale power market during the three months ended March 31, 2002 compared with the three months ended March 31, 2001. Gross margin per mwh sold on wholesale power sales decreased 35.2%. The decrease in retail electric revenue resulted from a 4.3% reduction in retail mwh sold between the periods combined with a 0.5% reduction in revenue per mwh sold. Retail mwh sold decreased due to the mild winter weather during 2002 compared with the winter of 2001. Sales were down in all customer categories. Heating degree-days in the area served by the electric utility decreased 7.9% between the periods. The increase in other operating revenues reflects revenues from the construction of a transmission line for another utility.

The cost of purchased power decreased 28.3% due to a 24.1% decrease in cost per mwh purchased combined with a 5.5% decrease in mwh purchased. Mwh purchased for resale decreased 7.4% and mwh purchased for system use increased 0.6%. The reduction in the cost per mwh purchased is due to the mild weather and the availability of power within the power pool. Activity in the short-term energy market is subject to change based on a number of factors and it is difficult to predict the quantity of wholesale power sales or prices for wholesale power, although it does appear that market conditions for wholesale power transactions will be depressed during part of 2002.

The 28.3% increase in other electric operating and maintenance expenses for the three months ended March 31, 2002 compared with the three months ended March 31, 2001 reflects an increase in expenses related to construction work performed for other utilities, in addition to increased labor costs and an increase in professional services expenses.


                                    Plastics

                                     Three months ended
                                          March 31,
                                     2002         2001           Change
                                   --------      --------       --------
                                       (in thousands)
Operating revenues                 $ 15,875      $ 13,961       $  1,914
Cost of goods sold                   12,688        13,432           (744)
Operating expenses                      856           873            (17)
Depreciation and amortization           439           819           (380)
                                   --------      --------       --------
Operating income (loss)            $  1,892       ($1,163)      $  3,055
                                   ========      ========       ========

The 13.7% increase in operating revenues for the three months ended March 31, 2002 compared with the three months ended March 31, 2001 is the result of a 35.5% increase in pounds of PVC pipe sold offset by a 16.1% decline in average sales price per pound. Cost of goods sold decreased 5.5% due to a $1.0 million decrease in material costs offset by a $265,000 increase in overhead costs primarily resulting from an increase in freight expense. The $1.0 million decrease in material costs reflects a 32.3% reduction in the cost per pound of resin, the raw material used to produce PVC pipe. The 46.3% decrease in depreciation and amortization is due to the accounting change that eliminated the amortization of goodwill beginning in 2002.


                                 Health Services

                                   Three months ended
                                        March 31,
                                    2002         2001        Change
                                   -------      -------      -------
                                     (in thousands)
Operating revenues                 $21,119      $17,900      $ 3,219
Cost of goods sold                  14,687       13,109        1,578
Operating expenses                   3,051        2,306          745
Depreciation and amortization          944          731          213
                                   -------      -------      -------
Operating income                   $ 2,437      $ 1,754      $   683
                                   =======      =======      =======

Health services operating revenues for the three months ended March 31, 2002 compared with the three months ended March 31, 2001 increased 18.0% due to added revenues from the acquisitions that occurred during the third quarter of 2001 combined with increases in the number of scans performed and revenue per scan. The number of scans increased due to the addition of positron emission tomography service. The increase in cost of goods sold, operating expenses and depreciation and amortization are due in part to the 2001 acquisitions. The 38.9% increase in the net operating margin reflects the operating results from the 2001 acquisitions, an increase in margins on service sales provided and lower maintenance expense on equipment.


                                  Manufacturing

                                    Three months ended
                                         March 31,
                                    2002          2001       Change
                                   -------      -------      -------
                                      (in thousands)
Operating revenues                 $31,328      $28,265      $ 3,063
Cost of goods sold                  23,789       21,217        2,572
Operating expenses                   4,186        2,821        1,365
Depreciation and amortization        1,447        1,202          245
                                   -------      -------      -------
Operating income                   $ 1,906      $ 3,025      ($1,119)
                                   =======      =======      =======

The 10.8% increase in operating revenues for the three months ended March 31, 2002 compared with the three months ended March 31, 2001 came from sales of wind towers and steel fabrication offset by a reduction in sales volumes of metal parts stamping and fabrication. The 12.1% increase in cost of goods sold primarily reflects the material costs for the construction of the wind towers and steel fabrication. The increase in operating expenses reflects an increase in labor costs and other general and administrative expenses.


                            Other Business Operations

                                      Three months ended
                                           March 31,
                                     2002           2001          Change
                                   --------       --------       --------
                                        (in thousands)
Operating revenues                 $ 15,010       $ 16,897       ($ 1,887)
Cost of goods sold                    7,972          9,000         (1,028)
Operating expenses                    8,427          8,039            388
Depreciation and amortization         1,204          1,408           (204)
                                   --------       --------       --------
Operating loss                     ($ 2,593)      ($ 1,550)      ($ 1,043)
                                   ========       ========       ========

The 11.2% decrease in operating revenues for the three months ended March 31, 2002 compared with the three months ended March 31, 2001 occurred primarily at the transportation and energy services subsidiaries. Total miles driven in the transportation business decreased 10.8% between the quarters and revenue per mile was down 5.7%. This is due to a difficult freight environment that caused rates to be extremely competitive. The transportation business has also been hampered by recent spikes in insurance premiums. Both operating revenues and cost of goods sold decreased significantly for the energy services company due to the high cost of natural gas during the three months ended March 31, 2001. Increased operating expenses relating to developing a new line of business within the energy services company also contributed to the lower results in this segment.

                        Interest Charges and Income Taxes

The $222,000 (5.4%) increase in interest charges is due to higher long-term debt balances outstanding for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, offset by significantly lower interest rates and lower average balances under the lines of credit between the periods. The $2.0 million decrease in income tax expense between the quarters is primarily the result of lower income before income tax.


Critical Accounting Policies

The discussion and analysis of the Company's consolidated financial condition and results of operations are based on consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. Preparation of these consolidated financial statements requires the use of estimates and judgments that affect the reported results. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that require significant management judgments and business uncertainties and could result in materially different results using different assumptions and conditions. The following accounting policies meet the criteria of a critical accounting policy.

Revenue recognition--Due to the diverse business operations of the Company, revenue recognition depends on the product produced and sold. In general, the Company recognizes revenue when the earnings process is complete, evidenced by an agreement with the customer, there has been delivery and acceptance and the price is fixed or determinable. In cases where significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. Provisions for sale returns and warranty costs are recorded at the time of the sale based on historical information and current trends.

Electric customers' meters are read and bills are rendered on a cycle basis. Revenue is accrued for electricity consumed but not yet billed. Rate schedules applicable to substantially all customers include a cost of energy adjustment clause, under which the rates are adjusted to reflect changes in average cost of fuels and purchased power, and a surcharge for recovery of conservation-related expenses. Revenues on almost all wholesale sales are recognized when energy is delivered. The majority of revenue is the result of bilateral agreements with individual counter-parties. Plastics operating revenues are recorded when the product is shipped. Health services operating revenues on major equipment and installation contracts are recorded when the equipment is delivered. Amounts received in advance under customer service contracts are deferred and recognized on a straight-line basis over the contract period. Revenues generated in the mobile imaging operations are recorded on a fee for scan basis. Manufacturing operating revenues are recorded when products are shipped and on a percentage-of-completion basis for construction type contracts. Other business operations operating revenues are recorded when services are rendered or products are shipped. In the case of construction contracts, the percentage-of-completion method is used.

Inventory valuation--The majority of the Company's inventory is stated at the lower of cost (first in, first out) or market. Changes in the market conditions could require a write down of inventory values.

Use of estimates--The Company uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, tax provisions, collectability of trade accounts receivable, self insurance programs, environmental liabilities, unbilled electric revenues, unscheduled power exchanges, service contract maintenance costs, percentage-of-completion and actuarially determined benefits costs. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by changes made to prior accounting estimates.

The Company's significant accounting policies are more fully described in note 1 of the notes to consolidated financial statements included under Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to market risk associated with interest rates and commodity prices. The majority of the Company's long-term debt obligations bear interest at a fixed rate. Variable rate long-term debt bears interest at a rate that is reset on a periodic basis reflecting current market conditions. The Company manages its interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt. As of March 31, 2002, the Company had $16.6 million of long-term debt subject to variable interest rates. Assuming no change in the Company's financial structure, if variable interest rates were to average 1 percent higher (lower) than what the average variable rate was on March 31, 2002, interest expense and pre-tax earnings would change by approximately $166,000. The Company has short-term borrowing arrangements to provide financing for working capital and general corporate purposes. The level of borrowings under these arrangements vary from period to period, depending upon, among other factors, operating needs and capital expenditures.

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

                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.

a)  Exhibits:

         10-A  Form of Executive Employment Agreement.*

         10-B  Nonqualified Retirement Savings Plan, as amended.*

         10-C  Executive Survivor and Supplemental Retirement Plan, as amended.*

         10-D  Deferred Compensation Plan for Directors, as amended.*

         10-E  Form of Change in Control Severance Agreement.*

*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601(b) (10) (iii) (A) of Regulation S-K.

b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             OTTER TAIL CORPORATION


                             By: /s/ Kevin G. Moug
                                 -----------------
                                  Kevin G. Moug
                      Chief Financial Officer and Treasurer
                  (Chief Financial Officer/Authorized Officer)

Dated:  May 15, 2002
        ------------

                                  EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------

    10-A            Form of Executive Employment Agreement.*

    10-B            Nonqualified Retirement Savings Plan, as amended.*

    10-C Executive Survivor and Supplemental Retirement Plan, as amended.*

    10-D            Deferred Compensation Plan for Directors, as amended.*

    10-E            Form of Change in Control Severance Agreement.*

*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601(b) (10) (iii) (A) of Regulation S-K.