Form 10-Q
period 2002-06-30
OTTER TAIL CORP
filed 2002-08-14
CIK 75129

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended  JUNE 30, 2002
                                 -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                    to
                                -----------------      -----------------


 Commission file number    0-368
                       ---------------------------------------------------------


                             OTTER TAIL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Minnesota                                      41-0462685
------------------------------------                ----------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

215 South Cascade Street,  Box 496,   Fergus Falls, Minnesota        56538-0496
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                  218-739-8200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

             JULY 31, 2002 - 25,324,346 COMMON SHARES ($5 PAR VALUE)

                             OTTER TAIL CORPORATION

                                     INDEX

                                                                                        Page No.
                                                                                        --------
PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets - June 30, 2002 and
             December 31, 2001 (Unaudited)                                                2 & 3

             Consolidated Statements of Income - Three and Six Months
             Ended June 30, 2002 and 2001 (Unaudited)                                         4

             Consolidated Statements of Cash Flows - Three and Six Months Ended
             June 30, 2002 and 2001  (Unaudited)                                              5

             Notes to Consolidated Financial Statements (Unaudited)                        6-13

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                          14-24

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                   24-25

PART II. OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds                                       26

    Item 4.  Submission of Matters to a Vote of Security Holders                             26

    Item 6.  Exhibits and Reports on Form 8-K                                             26-27

SIGNATURES                                                                                   27


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             OTTER TAIL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                    -ASSETS-


                                                                                  JUNE 30,           DECEMBER 31,
                                                                                    2002                 2001
                                                                                ------------         ------------
                                                                                      (Thousands of dollars)
CURRENT ASSETS:

Cash and cash equivalents                                                       $        998          $    11,378
Accounts receivable:
  Trade - net                                                                         77,014               64,215
  Other                                                                                5,126                5,047
Inventories                                                                           42,074               39,301
Deferred income taxes                                                                  4,118                4,020
Accrued utility revenues                                                               8,544               11,055
Other                                                                                 15,967                8,878
                                                                                ------------          -----------
  TOTAL CURRENT ASSETS                                                               153,841              143,894

INVESTMENTS                                                                           17,748               18,009
GOODWILL -- NET                                                                       57,700               48,221
OTHER INTANGIBLES -- NET                                                               5,756                1,584
OTHER ASSETS                                                                          18,468               15,687

DEFERRED DEBITS:
Unamortized debt expense and reacquisition premiums                                    5,446                5,646
Regulatory assets                                                                      5,959                5,117
Other                                                                                    230                1,406
                                                                                ------------          -----------
  TOTAL DEFERRED DEBITS                                                               11,635               12,169

PLANT:
Electric plant in service                                                            814,688              810,470
Diversified operations                                                               163,851              145,712
                                                                                ------------          -----------
  TOTAL PLANT                                                                        978,539              956,182
Less accumulated depreciation and amortization                                       457,414              441,863
                                                                                ------------          -----------
                                                                                     521,125              514,319
Construction work in progress                                                         50,916               28,658
                                                                                ------------          -----------
  NET PLANT                                                                          572,041              542,977
                                                                                ------------          -----------


    TOTAL                                                                       $    837,189          $   782,541
                                                                                ============          ===========



          See accompanying notes to consolidated financial statements.

                             OTTER TAIL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  -LIABILITIES-

                                                                                        JUNE 30,                   DECEMBER 31,
                                                                                         2002                          2001
                                                                                      -----------                  ------------
                                                                                                (Thousands of dollars)
CURRENT LIABILITIES
Short-term debt                                                                       $    20,000                   $         -
Sinking fund requirements and current maturities                                           29,439                        28,946
Accounts payable                                                                           53,450                        46,871
Accrued salaries and wages                                                                 11,369                        17,397
Accrued federal and state income taxes                                                     12,384                         1,634
Other accrued taxes                                                                         7,539                         9,854
Other accrued liabilities                                                                   6,740                         6,090
                                                                                      -----------                   -----------
 TOTAL CURRENT LIABILITIES                                                                140,921                       110,792

NONCURRENT LIABILITIES                                                                     34,195                        32,981

DEFERRED CREDITS
Accumulated deferred income taxes                                                          86,290                        85,591
Accumulated deferred investment tax credit                                                 13,359                        13,935
Regulatory liabilities                                                                      9,586                         9,914
Other                                                                                       8,145                         7,160
                                                                                      -----------                   -----------
 TOTAL DEFERRED CREDITS                                                                   117,380                       116,600

CAPITALIZATION

Long-term debt, net of sinking fund and current maturities                                225,587                       227,360

Cumulative preferred shares
  authorized 1,500,000 shares without par value;
  outstanding 2002 and 2001 -- 155,000 shares                                              15,500                        15,500

Cumulative preference shares - authorized 1,000,000
  shares without par value;outstanding - none                                                   -                             -

Common shares, par value $5 per share
  authorized 50,000,000 shares;
  outstanding 2002 -- 25,321,860 and 2001 -- 24,653,490                                   126,609                       123,267
Premium on common shares                                                                   17,915                         1,526
Unearned compensation                                                                      (2,600)                         (151)
Retained earnings                                                                         163,657                       156,641
Accumulated other comprehensive loss                                                       (1,975)                       (1,975)
                                                                                      -----------                   -----------
 TOTAL                                                                                    303,606                       279,308

   TOTAL CAPITALIZATION                                                                   544,693                       522,168
                                                                                      -----------                   -----------

       TOTAL                                                                          $   837,189                   $   782,541
                                                                                      ===========                   ===========



          See accompanying notes to consolidated financial statements.

                             OTTER TAIL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           JUNE 30,                         JUNE 30
                                                                   ---------------------------      -------------------------
                                                                     2002             2001            2002           2001
                                                                   -----------     -----------      -----------   -----------
                                                                        (in thousands, except share and per share amounts)
OPERATING REVENUES
Electric                                                           $    71,889     $    69,377      $   146,290   $   152,008
Plastics                                                                24,405          18,663           40,280        32,624
Health services                                                         23,633          19,626           44,752        37,526
Manufacturing                                                           35,742          30,287           67,070        58,552
Other business operations                                               20,903          19,379           35,913        36,276
                                                                   -----------     -----------      -----------   -----------
  Total operating revenues                                             176,572         157,332          334,305       316,986

OPERATING EXPENSES
Production fuel                                                         10,945           9,440           22,462        20,945
Purchased power                                                         23,625          22,177           42,559        48,568
Other electric operation and maintenance expenses                       18,583          18,835           38,555        34,400
Cost of goods sold                                                      72,843          64,079          131,979       120,837
Other nonelectric expenses                                              17,875          14,375           34,395        28,414
Depreciation and amortization                                           10,506          10,364           20,690        20,538
Property taxes                                                           2,347           2,342            4,882         5,126
                                                                   -----------     -----------      -----------   -----------
  Total operating expenses                                             156,724         141,612          295,522       278,828

OPERATING INCOME (LOSS)
Electric                                                                10,168          10,514           25,461        30,886
Plastics                                                                 4,935             (51)           6,827        (1,214)
Health services                                                          2,613           1,536            5,050         3,290
Manufacturing                                                            3,075           3,303            4,981         6,328
Other business operations                                                 (943)            418           (3,536)       (1,132)
                                                                   -----------     -----------      -----------   -----------
  Total operating income                                                19,848          15,720           38,783        38,158

OTHER INCOME AND DEDUCTIONS - NET                                          358             877              409         1,195
INTEREST CHARGES                                                         4,347           4,088            8,671         8,190
                                                                   -----------     -----------      -----------   -----------
INCOME BEFORE INCOME TAXES                                              15,859          12,509           30,521        31,163
INCOME TAXES                                                             5,272           3,352            9,902        10,006
                                                                   -----------     -----------      -----------   -----------
NET INCOME                                                              10,587           9,157           20,619        21,157
Preferred dividend requirements                                            184             469              368           939
                                                                   -----------     -----------      -----------   -----------
EARNINGS AVAILABLE FOR COMMON SHARES                               $    10,403     $     8,688      $    20,251   $    20,218
                                                                   ===========     ===========      ===========   ===========

Basic earnings per common share:                                   $      0.41     $      0.35      $      0.81   $      0.82
Diluted earnings per common share:                                 $      0.41     $      0.35      $      0.81   $      0.82
Average number of common shares outstanding - basic                 25,117,325      24,585,577       24,892,640    24,581,192
Average number of common shares outstanding - diluted               25,411,877      24,799,089       25,154,599    24,785,042
Dividends per common share                                         $     0.265     $     0.260      $      0.53   $      0.52


          See accompanying notes to consolidated financial statements.

                             OTTER TAIL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                --------------------------------------
                                                                                   2002                        2001
                                                                                -----------                -----------
                                                                                       (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $    20,619                $    21,157
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                    20,690                     20,538
    Deferred investment tax credit - net                                               (576)                      (576)
    Deferred income taxes                                                              (408)                      (462)
    Change in deferred debits and other assets                                       (1,838)                    (5,297)
    Change in noncurrent liabilities and deferred credits                             2,147                      1,289
    Allowance for equity (other) funds used during construction                      (1,004)                      (323)
    Losses from investments and disposal of noncurrent assets                           596                        236
  Cash provided by (used for) current assets & current liabilities:
    Change in receivables, materials and supplies                                    (5,360)                      (916)
    Change in other current assets                                                   (5,623)                      (970)
    Change in payables and other current liabilities                                 (3,996)                    (8,585)
    Change in interest and income taxes payable                                      10,407                      4,675
                                                                                -----------                -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            35,654                     30,766

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (40,162)                   (23,119)
    Proceeds from disposal of noncurrent assets                                         915                        497
    Acquisitions, net of cash acquired                                               (4,263)                         -
    (Purchase) sale of other investments                                              1,085                     (1,160)
                                                                                -----------                -----------
NET CASH USED IN INVESTING ACTIVITIES                                               (42,425)                   (23,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under line of credit                                              15,515                     16,486
    Proceeds from employee stock plans                                                2,241                        164
    Proceeds from issuance of long-term debt                                              -                      5,292
    Payments for retirement of long-term debt                                        (7,762)                   (11,912)
    Dividends paid                                                                  (13,603)                   (13,632)
                                                                                -----------                -----------
NET CASH USED IN FINANCING ACTIVITIES                                                (3,609)                    (3,602)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (10,380)                     3,382

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     11,378                      1,259
                                                                                -----------                -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       998                $     4,641
                                                                                ===========                ===========







          See accompanying notes to consolidated financial statements.

                             OTTER TAIL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Otter Tail Corporation (the Company), in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated results of operations for the periods presented. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2001, 2000, and 1999 included in the Company's 2001 Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, the earnings for the three-month and six-month periods ended June 30, 2002, should not be taken as an indication of earnings for all or any part of the balance of the year.

Acquisitions

On May 1, 2002 the Company acquired 100% of the outstanding stock of Computed Imaging Service, Inc. of Houston, Texas for 158,257 shares of Otter Tail Corporation common stock and approximately $1.2 million in cash. Computed Imaging Service provides computed tomography and magnetic resonance imaging mobile services, interim rental, and sales and service of new, used, and refurbished diagnostic imaging equipment. Computed Imaging Service serves hospitals and other healthcare facilities in the south central United States. The acquisition of Computed Imaging Service allows the Company to expand its existing health services operations into another region of the country. Computed Imaging Service's annual revenues were approximately $5.9 million in 2001.

On May 28, 2002 the Company acquired 100% of the outstanding stock of Shore-Masters, Inc. (ShoreMaster), of Fergus Falls, Minnesota for 303,124 shares of Otter Tail Corporation common stock and $2.3 million in cash. ShoreMaster is a leading manufacturer of waterfront equipment ranging from residential-use boatlifts and docks to commercial marina systems. The acquisition of ShoreMaster is expected to provide diversification and growth opportunities for the Company's manufacturing segment. ShoreMaster's annual revenues were approximately $20 million in 2001.

Below is a condensed balance sheet disclosing the amount assigned to each major asset and liability category of each of the acquired companies.


                                                          Computed Imaging
              (in thousands)                                Service, Inc.                ShoreMaster
              --------------                              ----------------               -----------
              Assets
                Current Assets                                $    1,439                  $    9,489
                Plant                                              3,976                       4,615
                Goodwill                                           5,589                       3,500
                Other Intangible Assets                               30                       4,461
                                                              ----------                  ----------
                  Total Assets                                $   11,034                  $   22,065
                                                              ==========                  ==========
              Liabilities and Equity
                Current Liabilities                           $    3,740                  $    9,642
                Long-Term Debt                                     2,587                       2,723
                Other Long-Term Liabilities                          750                          --
                Equity                                             3,957                       9,700
                                                              ----------                  ----------
                  Total Liabilities and Equity                $   11,034                  $   22,065
                                                              ==========                  ==========

Common Shares and Earnings per Share

On April 8, 2002 the Company's Board of Directors granted 278,750 stock options to key management employees and 75,800 shares of restricted stock to certain key executives and non-employee directors under the 1999 Stock Incentive Plan. The exercise price of the stock options is equal to the fair market value per share at the date of the grant. The options and restricted stock vest ratably over a four-year period. The options expire ten years after the date of the grant. As of July 31, 2002 a total of 1,370,727 options were outstanding and a total of 100,513 shares of restricted stock had been issued under the Plan. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25.

Basic earnings per common share are calculated by dividing earnings available for common shares by the average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

Comprehensive Income

The only element of comprehensive income for the three and six months ended June 30, 2002 was net income of $10.6 million and $20.6 million, respectively; as compared to $9.2 million and $21.2 million for the three and six months ended June 30, 2001, respectively.

Goodwill and Other Intangible Assets- Adoption of Statement of Financial Accounting Standards No. 142

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

The Company determined that as of January 1, 2002 goodwill was not impaired and therefore no write-off was necessary. The impact of not amortizing goodwill would have resulted in an increase in net income for the three months ended June 30, 2001 of $599,000 and $1.2 million for the six months ended June 30, 2001. The following table presents the effects of not amortizing goodwill on reported net income and basic and diluted earnings per share.


                                                             Three months ended       Six months ended
                                                                   June 30,               June 30,
                                                            ---------------------   ---------------------
(in thousands, except per share amounts)                      2002         2001       2002        2001
                                                            ---------    --------   ---------   ---------
Net income:
 Reported net income                                        $  10,587    $  9,157   $  20,619   $  21,157
 Add back: goodwill amortization, net of tax                       --         599          --       1,194
                                                            ---------    --------   ---------   ---------
 Adjusted net income                                        $  10,587    $  9,756   $  20,619   $  22,351
                                                            =========    ========   =========   =========
Basic earnings per share:
 Reported basic earnings per share                          $    0.41    $   0.35   $    0.81       $0.82
 Add back: goodwill amortization, net of tax                       --        0.03          --        0.05
                                                            ---------    --------   ---------   ---------
 Adjusted basic earnings per share:                         $    0.41    $   0.38   $    0.81       $0.87
                                                            =========    ========   =========   =========


                                                             Three months ended       Six months ended
                                                                   June 30,               June 30,
                                                            ---------------------   ---------------------
(in thousands, except per share amounts)                      2002         2001       2002        2001
                                                            ---------    --------   ---------   ---------
Diluted earnings per share:
 Reported diluted earnings per share                        $    0.41    $   0.35   $    0.81   $    0.82
 Add back: goodwill amortization, net of tax                       --        0.02          --        0.04
                                                            ---------    --------   ---------   ---------
 Adjusted diluted earnings per share:                       $    0.41    $   0.37   $    0.81   $    0.86
                                                            =========    ========   =========   =========

The changes in the carrying amount of goodwill by segment were


                                                   Adjustment to
                                      Balance        goodwill       Goodwill       Balance
                                   December 31,      acquired       acquired       June 30,
(in thousands)                         2001          in 2001         in 2002         2002
--------------                     ------------    -------------    --------      ---------
Plastics                              $  19,302                                   $  19,302
Health services                          13,311        $  350       $  5,589         19,250
Manufacturing                             1,627            40          3,500          5,167
Other business operations                13,981            --            --          13,981
                                      ---------        ------       --------      ---------
Total                                 $  48,221        $  390       $  9,089      $  57,700
                                      =========        ======       ========      =========


Goodwill recorded during 2002 relating to the acquisitions of Computed Imaging Service, Inc. and ShoreMaster was $5,589,000 and $3,500,000, respectively.

The following is a summary of the components of the Company's intangible assets at June 30, 2002 and December 31, 2001.

                                                              June 30, 2002                      December 31, 2001
                                                    ---------------------------------     ---------------------------------
                                                      Gross                     Net        Gross                      Net
                                                    carrying   Accumulated   carrying     carrying    Accumulated  carrying
(in thousands)                                       amount   amortization    amount       amount    amortization   amount
--------------                                      --------  ------------   --------     --------   ------------  --------
Amortized intangible assets:
Covenants not to complete                           $  1,819      $  1,021   $    798     $  1,575     $    933     $    642
Organization costs                                       289           139        150          281          118          163
Other intangible assets including contracts            1,790           602      1,188        1,230          451          779
                                                    --------      --------   --------     --------     --------     --------
  Total                                             $  3,898      $  1,762   $  2,136     $  3,086     $  1,502     $  1,584
                                                    ========      ========   ========     ========     ========     ========
Non-amortized intangible assets:
 Brandname                                          $  3,620      $     --   $  3,620     $     --     $     --     $     --
                                                    ========      ========   ========     ========     ========     ========

Intangible assets with finite lives are being amortized over average lives that vary from one to 5 years. The amortization expense for these intangible assets was $260,000 for the six months ended June 30, 2002 compared to $164,000 for the six months ended June 30, 2001. The estimated annual amortization expense for these intangible assets for the next five years is $534,000 for 2002; $471,000 for 2003; $457,000 for 2004; $353,000 for 2005; and $204,000 for 2006.

Segment Information

The Company's business operations consist of five segments based on products and services. Electric includes the electric utility operating in Minnesota, North Dakota, and South Dakota. Plastics consists of businesses involved in the production of PVC pipe in the Upper Midwest and Southwest regions of the United States. Health services include businesses involved in the sale of diagnostic medical equipment, supplies and accessories. In addition these businesses also provide service maintenance, mobile diagnostic imaging, mobile positron emission tomography and nuclear medicine imaging, portable x-ray imaging and rental of diagnostic medical imaging equipment to various medical institutions located in 31 states. Manufacturing consists of businesses involved in the production of waterfront equipment, wind towers, frame-straightening equipment and accessories for the auto repair industry, custom plastic pallets, material and handling trays, and horticultural containers, fabrication of steel products, contract machining, and metal parts stamping and fabrication located in the Upper Midwest and Utah. Other business operations consists of businesses in electrical and telephone construction contracting, transportation, telecommunications, entertainment, energy services, and natural gas marketing, as well as the portion of corporate administrative and general expenses that are not allocated to other segments. The electrical and telephone construction contracting companies and energy services and natural gas marketing business operate primarily in the Upper Midwest. The telecommunications companies operate in central and northeast Minnesota and the transportation company operates in 48 states and 6 Canadian provinces. The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital.

                             Operating Income (Loss)

                                       Three months ended          Six months ended
                                             June 30,                  June 30,
                                     -----------------------     ----------------------
(in thousands)                          2002         2001          2002          2001
                                     ---------     ---------     ---------    ---------
Electric                             $  10,168     $  10,514     $  25,461    $  30,886
Plastics                                 4,935           (51)        6,827       (1,214)
Health services                          2,613         1,536         5,050        3,290
Manufacturing                            3,075         3,303         4,981        6,328
Other business operations                 (943)          418        (3,536)      (1,132)
                                     ---------     ---------     ---------    ---------
  Total                              $  19,848     $  15,720     $  38,783    $  38,158
                                     =========     =========     =========    =========

                               Identifiable Assets

                                              June 30,        December 31,
(in thousands)                                 2002               2001
                                            ----------        -----------
Electric                                    $  540,456        $  523,948
Plastics                                        53,598            45,649
Health services                                 59,098            50,560
Manufacturing                                  101,998            67,033
Other business operations                       82,039            95,351
                                                ------            ------
  Total                                     $  837,189        $  782,541
                                              ========          ========

Substantially all sales and long-lived assets of the Company are within the United States.

Financing

On May 1, 2002 the Company established a new $50 million line of credit. This line of credit makes available to the Company bank loans for short-term financing for business operations. It bears interest at the rate of LIBOR plus 0.5% and expires on April 30, 2003. The line of credit contains various covenants, including interest-bearing debt to total capitalization and interest charges coverage ratios. The interest rate is subject to adjustment in the event of a change in ratings on the Company's senior unsecured debt, up to LIBOR plus 0.8% if the ratings on the Company's senior unsecured debt fall to BBB+ or below (Standard & Poor's) or Baa1 or below (Moody's). The line of credit also provides for accelerated repayment in the event the Company's senior unsecured debt is rated below BBB- by Standard & Poor's or Baa3 by Moody's.

On June 19, 2002 the Company filed with the SEC a Form S-3 shelf registration statement for $200 million of unsecured debt securities. It is expected that a significant portion of the shelf registration will be utilized to refinance existing debt. In addition proceeds received from the sale of the debt securities may be used for other general corporate purposes, including working capital, capital expenditures, the financing of possible acquisitions or stock repurchases.

Inventories

Inventories consist of the following:

                                               June 30,      December 31,
     (in thousands)                              2002           2001
     --------------                           ---------      ------------
     Finished goods                           $  13,447        $  12,644
     Work in process                              1,926            1,732
     Raw material, fuel and supplies             26,701           24,925
                                              ---------        ---------
                                              $  42,074        $  39,301
                                              =========        =========


Regulatory Assets and Liabilities

As a regulated entity the Company and the electric utility account for the financial effects of regulation in accordance with SFAS No. 71, Accounting for the Effect of Certain Types of Regulation. This statement allows for the recording of a regulatory asset or liability for costs that will be collected or refunded through the ratemaking process in the future.

The following table indicates the amount of regulatory assets and liabilities recorded on the Company's consolidated balance sheet:

                                                       June 30,       December 31,
(in thousands)                                           2002            2001
--------------                                         --------       ------------
Regulatory assets:
Deferred income taxes                                   $ 5,959         $ 5,117
Long-term debt refinancing costs                          3,137           3,353
                                                        -------         -------
  Total regulatory assets                               $ 9,096         $ 8,470
                                                        -------         -------

Regulatory liabilities:
 Deferred income taxes                                  $ 9,410         $ 9,735
 Gain on sale of division office building                   176             179
 Gain on long-term debt refinancing                           3               6
                                                        -------         -------
  Total regulatory liabilities                          $ 9,589         $ 9,920
                                                        -------         -------

Net regulatory position                                 $  (493)        $(1,450)
                                                        =======         =======


The regulatory assets and liabilities related to deferred income taxes are the result of the adoption of SFAS No. 109, Accounting for Income Taxes. The remaining regulatory assets and liabilities are being recovered from ratepayers over the next 32 years.

If for any reason, the Company's regulated businesses cease to meet the criteria for application of SFAS No. 71 for all or part of their operations, the regulatory assets and liabilities that no longer meet such criteria would be removed from the consolidated balance sheet and included in the consolidated statement of income as an extraordinary item in the period in which the application of SFAS No. 71 ceases.

Revenue Recognition

Due to the diverse business operations of the Company revenue recognition depends on the product produced or sold. The Company recognizes revenue when the earnings process is complete, evidenced by an agreement with the customer, there has been delivery and acceptance, and the price is fixed and determinable. In cases where significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. Provisions for sale returns and warranty costs are recorded at the time of sale based on historical information and current trends.

For those operating businesses recognizing revenue when shipped, the operating businesses have no further obligation to provide services related to such product. The shipping terms used in these instances are FOB shipping point.

Some of the operating businesses provide services under fixed-price construction contracts. Revenues under these contracts are recognized on a percentage-of-completion basis. The method used to determine the progress of completion is based on the ratio of costs incurred to total estimated costs. The following summarizes costs incurred and billings on uncompleted contracts:

                                                       June 30,     December 31,
(in thousands)                                           2002           2001
--------------                                        ----------    ------------
Costs incurred on uncompleted contracts               $  46,794       $  27,808
Less billings to date                                   (50,365)        (38,808)
Plus earnings recognized                                  8,160           5,672
                                                      ---------       ---------
                                                      $   4,589       $  (5,328)
                                                      =========       =========

The following costs incurred and billings are included in the Company's consolidated balance sheet:

                                                                              June 30,         December 31,
            (in thousands)                                                      2002              2001
            --------------                                                    --------         ------------
            Costs in excess of billings on uncompleted contracts              $ 7,960            $ 1,951
            Billings in excess of costs on uncompleted contracts               (3,371)            (7,279)
                                                                              -------            -------
                                                                              $ 4,589            $(5,328)
                                                                              =======            =======

The percent of revenue recognized under the percentage-of-completion method compared to total consolidated revenues for the six months ended June 30, 2002 was 11% compared with 8.9% for the six months ended June 30, 2001.

Shipping and Handling Costs

The Company includes revenues received for shipping and handling in operating revenues. Expenses paid for shipping and handling are recorded as part of cost of goods sold.

Supplemental Cash Flow Information

Changes in operating assets and liabilities are net of acquisitions. "Acquisitions, net of cash acquired" in the Statement of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid in acquisitions. Noncash transactions in 2002 include the acquisition of Computed Imaging Service, Inc for 158,257 shares of Otter Tail Corporation common stock valued at approximately $5.1 million and the acquisition of ShoreMaster for 303,124 shares of Otter Tail Corporation common stock valued at $9.7 million.

Certain additional supplemental disclosures of cash flow information are shown below.

                                                        Six months ended
                                                            June 30,
                                                    ------------------------
(in thousands)                                        2002            2001
--------------                                      --------        --------
Cash paid for interest and income taxes:
Interest                                            $  5,084        $  6,390
Income taxes                                        $    403        $  5,504


Reclassifications

Certain prior year amounts have been reclassified to conform to 2002 presentation. Such reclassifications had no impact on net income, shareholders' equity or cash provided by operating activities.

New Accounting Standards

In July 2001 the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for retirement obligations associated with tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal constructions under the doctrine of promissory estoppel. Adoption of SFAS No. 143 will change the accounting for decommissioning costs of the utility's generating plants as well as certain other long-lived assets. Currently, decommissioning amounts collected in the utility's rates are reported in accumulated depreciation, which upon adoption of SFAS No. 143 will require a reclassification to a liability. The Company is in the process of evaluating what assets may have associated retirement costs as defined by SFAS No. 143 and has not determined the ultimate impact of adoption at this time.

The FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets in October 2001. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement develops one accounting model for long-lived assets to be disposed of by sale and also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity in a disposal transaction. The Company adopted the accounting model for impairment or disposal of long-lived assets on January 1, 2002. Adoption of this statement did not have a material effect on the Company's consolidated financial statements.

On April 30, 2002 the FASB issued SFAS No. 145, Recession of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 eliminates SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and allows for only those gains or losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 relating to the recession of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, the provisions of SFAS No. 145 relating to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

On July 30, 2002 the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces Emerging Issue Task Force (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

Subsequent Event

Fitch Ratings and Moody's Investors Service lowered the Company's long-term debt ratings one level in July 2002. Both of these actions, which were expected by the Company, reflect anticipated higher business and financial risks related to the Company's non-utility investments. These rating changes did not lead to any required action under rating triggers or increased interest rates on current debt outstanding. Otter Tail Corporation's current ratings are:

                                                                          Moody's
                                                            Fitch        Investors    Standard
                                                           Ratings        Service     & Poor's
                                                           -------       ---------    --------
                             First mortgage bonds           AA-             A1          A+
                             Senior unsecured               A+              A2          A
                             Preferred stock                A              Baa1         A-
                             Outlook                        Stable        Negative     Stable

The Company's disclosure of these security ratings is not a recommendation to buy, sell or hold its securities. Further downgrades in these credit ratings could adversely affect the Company's ability to borrow and the Company's future borrowing costs would likely increase with resulting reductions in the Company's net income in future periods.

On August 1, 2002 the Company retired at maturity its $18.2 million 7.25% Series First Mortgage Bonds.

Forward Looking Information - Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995


In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the Act), the Company has filed cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements, words such as "may", "will", "expect", "anticipate", "continue", "estimate", "project", "believes" or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Act and are included, along with this statement, for purposes of complying with the safe harbor provision of the Act. Factors that might cause such differences include, but are not limited to, the Company's ongoing involvement in diversification efforts, the timing and scope of deregulation and open competition, growth of electric revenues, impact of the investment performance of the utility's pension plan, changes in the economy, governmental and regulatory action, weather conditions, fuel and purchased power costs, environmental issues, resin prices, and other factors discussed under "Factors affecting future earnings" on pages 26-27 of the Company's 2001 Annual Report to Shareholders, which is incorporated by reference in the Company's Form 10-K for the fiscal year ended December 31, 2001. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission. The Company is not obligated to publicly update or revise any forward-looking statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Material Changes in Financial Position

The Company estimates that funds internally generated net of forecasted dividend payments, combined with funds on hand at December 31, 2001, will be sufficient to meet scheduled debt retirements and almost completely provide for its estimated 2002-2006 consolidated capital expenditures. Reduced demand for electricity or for the products manufactured or sold by the Company could have an effect on funds internally generated. Additional short-term or long-term financing will be required in the period 2002-2006 in order to complete planned capital expenditures, in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, to complete acquisitions, or for other corporate purposes. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financing or otherwise, or that if such financing is available, it will be available on terms acceptable to the Company. If adequate funds are not available on acceptable terms, our business, results of operations, and financial condition could be adversely affected.

On May 1, 2002 the Company established a new $50 million line of credit that replaced three separate lines of credit. This new line of credit bears interest at the rate of LIBOR plus 0.5% and expires on April 30, 2003. As of June 30, 2002 a balance of $30 million was available under this line of credit. The new line of credit contains a number of covenants that restrict the Company's ability to engage in certain transactions, dispose of certain assets, and create liens on certain assets. In addition, the Company is required to comply with specified financial covenants, including maintaining a debt-to-total capitalization ratio not in excess of 60% and an interest and dividend coverage ratio of at least 1.5 to 1. The Company is currently in compliance with all of the covenants under the line of credit.The interest rate under the line of credit is subject to adjustment in the event of a change in ratings on the Company's senior unsecured debt, up to LIBOR plus 0.8% if the ratings on the Company's senior unsecured debt fall to BBB+ or below (Standard & Poor's) or Baa1 or below (Moody's). The line of credit also provides for accelerated repayment in the event the Company's senior unsecured debt is rated below BBB-by Standard & Poor's or Baa3 by Moody's.

On June 19, 2002 the Company filed with the SEC a Form S-3 shelf registration statement for $200 million of unsecured debt securities. It is expected that a significant portion of the shelf registration will be utilized to refinance existing debt. In addition proceeds received from the sale of the debt securities may be used for other general corporate purposes, including working capital, capital expenditures, the financing of possible acquisitions, or stock repurchases.

Cash provided by operating activities of $35.7 million for the six months ended June 30, 2002 combined with cash on hand of $11.4 million as of December 31, 2001 allowed the Company to pay dividends and fund a majority of its capital expenditures. Net cash provided by operating activities increased $4.9 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 primarily as a result of changes in working capital items and other deferred debits.

Net cash used in investing activities was $42.4 million for the six months ended June 30, 2002 compared with net cash used in investing activities of $23.8 million for the six months ended June 30, 2001. The majority of this change is due to increased capital expenditures. Capital expenditures increased $17 million between the periods. Capital expenditures increased $6.8 million in the manufacturing segment due to building expansions at the companies that manufacture wind energy towers and perform metal parts stamping and fabrication. Nearly $6.3 million of the increase in capital expenditures occurred in the electric segment reflecting ongoing construction expenditures for a gas-fired combustion turbine peaking plant and a new transmission line in North Dakota.Capital expenditures in the plastics segment increased $3.1 million reflecting the purchase of buildings and land that had previously been leased.

Net cash used in financing activities was similar between the periods. On August 1, 2002 the Company retired at maturity its $18.2 million 7.25% Series First Mortgage Bonds. The Company intends to issue senior unsecured debt securities under its shelf registration to refinance the short-term borrowings incurred under its line of credit to retire the 7.25% Series First Mortgage Bonds.

The Company's ratio of earnings to fixed charges was 3.8x for the six months ended June 30, 2002 compared to 4.1x for the six months ended June 30, 2001. The decrease was due primarily to a decrease in pretax income from continuing operations between the periods. The decrease was also due to an increase in the level of interest bearing debt outstanding between the periods, which resulted in higher interest charges during the six months ended June 30, 2002.

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

Fitch Ratings and Moody's Investors Services lowered the Company's long-term debt ratings one level in July 2002. Both of these actions, which were expected by the Company, reflect anticipated higher business and financial risks related to the Company's non-utility investments. These rating changes did not lead to any required action under rating triggers or increased interest rates on current debt outstanding. Otter Tail Corporation's current ratings are:

                                                    Moody's
                                       Fitch        Investors    Standard
                                       Ratings      Service      & Poor's
                                       ------------ ------------ ------------
         First mortgage bonds           AA-          A1          A+
         Senior unsecured               A+           A2          A
         Preferred stock                A           Baa1         A-
         Outlook                        Stable      Negative     Stable

The Company does not expect changes to these ratings when securities are initially issued under the recently filed shelf registration. The Company's disclosure of these security ratings is not a recommendation to buy, sell or hold its securities. Further downgrades in these credit ratings could adversely affect the Company's ability to borrow and the Company's future borrowing costs would likely increase with resulting reductions in the Company's net income in future periods.

Material Changes in Results of Operations

     Comparison of the Three Months Ended June 30, 2002 and 2001


                       Consolidated Results of Operations

Total operating revenues were $176.6 million for the three months ended June 30, 2002, an increase of $19.3 million (12.2%) from the $157.3 million for the three months ended June 30, 2001. Operating income was $19.8 million for the three months ended June 30, 2002 compared with $15.7 million for the three months ended June 30, 2001. The Company recorded diluted earnings per share of $0.41 for the three months ended June 30, 2002 compared to $0.35 for the three months ended June 30, 2001. The benefit resulting solely from the discontinuance of goodwill amortization is $0.02 per common share during the quarter.

Following is a discussion of the results of operations by segment.

                                    Electric

                                                                    Three months ended
                                                                         June 30,
(in thousands)                                                 2002       2001         Change
--------------                                              ---------   ---------     --------
Operating revenues                                          $  71,889   $  69,377     $  2,512
Production fuel                                                10,945       9,440        1,505
Purchased power                                                23,625      22,177        1,448
Other electric operation and maintenance expenses              18,583      18,835         (252)
Depreciation and amortization                                   6,221       6,069          152
Property taxes                                                  2,347       2,342            5
                                                            ---------   ---------      -------
Operating income                                            $  10,168   $  10,514      $  (346)
                                                            =========   =========      =======


The 3.6% increase in electric operating revenues for the three months ended June 30, 2002 compared with the three months ended June 30, 2001 is due to a $2.4 million (110%) increase in other electric operating revenues, a $1 million (2.3%) increase in retail electric revenues and a $931,000 (4.1%) decrease in wholesale power revenues.

The increase in other electric operating revenues relates to the construction of a transmission line in North Dakota for another area utility. The increase in retail electric revenue resulted from a 4% increase in retail megawatt-hours
(mwh) sold between the periods offset slightly by a 1.6% reduction in revenue per mwh sold. Retail mwh sold increased in the residential, small commercial and farms categories. The unusual weather during the second quarter of 2002 resulted in increases in both heating and cooling degree-days, which contribute to the increase or decrease in usage by residential customers. Heating degree-days in the area served by the electric utility increased 28% and cooling degree-days increased 38.2%. The decrease in wholesale power revenues primarily resulted from a 25.3% decrease in revenue per mwh sold reflecting the soft wholesale power market during the three months ended June 30, 2002 compared with the three months ended June 30, 2001. Wholesale mwh sold increased 28.4% between the periods.

The $1.5 million (15.9%) increase in production fuel for the three months ended June 30, 2002 compared with the three months ended June 30, 2001 reflects a 2.7% increase in generation combined with a 14% increase in fuel costs per mwh produced at the electric utility's coal-fired generating plants. The increase in fuel costs per mwh produced reflects the new coal contract at the Big Stone plant that went into effect at the beginning of 2002.

The cost of purchased power increased 6.5% for the three months ended June 30, 2002 compared with the three months ended June 30, 2001 due to a 39% increase in mwh purchased offset by a 23.4% decrease in cost per mwh purchased. The increase in mwh purchased reflects the increases in mwh sold for both wholesale and retail energy sales. The lower cost per mwh purchased reflects the softening in the wholesale energy market. Activity in the short-term energy market is subject to change based on a number of factors and it is difficult to predict the quantity of wholesale power sales or prices for wholesale power.


                                    Plastics

                                                    Three months ended
                                                         June 30,
(in thousands)                            2002            2001              Change
---------------                         ---------       ---------          --------
Operating revenues                      $  24,405       $  18,663          $  5,742
Cost of goods sold                         17,701          17,004               697
Operating expenses                          1,333             894               439
Depreciation and amortization                 436             816              (380)
                                        ---------       ---------          --------
Operating income (loss)                 $   4,935       $     (51)         $  4,986
                                        =========       =========          ========


The 30.8% increase in operating revenues for the three months ended June 30, 2002 compared with the three months ended June 30, 2001 is the result of a 29.6% increase in pounds of PVC pipe sold. The average sales price per pound remained constant between the periods. Cost of goods sold increased 4.1% due to increases of $394,000 in other overhead costs, $209,000 in freight expense and $198,000 in labor costs offset by a $145,000 decrease in material costs. The cost per pound of resin, the raw material used to produce PVC pipe decreased 23.3% between periods. Operating expenses increased 49.1% primarily due to a $398,000 increase in administrative and general labor. The 46.5% decrease in depreciation and amortization is due to the accounting change that eliminated the amortization of goodwill beginning in 2002.

Since the PVC pipe industry is affected directly by economic cycles it is difficult to predict that the recent increase in pounds of pipe sold will continue. The industry experienced a significant increase in demand during the first half of 2002 compared with the same period last year. Some of the increase in demand is due to customers increasing their inventory levels of PVC pipe. Demand for PVC pipe is expected to decrease once adequate inventory levels are reached. If the gross domestic product continues to be strong for the remainder of 2002 the Company expects that demand for PVC resin and pipe will be in balance and that operating margins will continue to be strong.


                                 Health Services

                                                     Three months ended
                                                          June 30,
(in thousands)                              2002            2001              Change
--------------                           ---------        ---------          --------
Operating revenues                       $  23,633        $  19,626          $  4,007
Cost of goods sold                          16,461           15,086             1,375
Operating expenses                           3,496            2,231             1,265
Depreciation and amortization                1,063              773               290
                                            ------             ----              ----
Operating income                         $   2,613        $   1,536          $  1,077
                                            ======           ======            ======

Health services operating revenues for the three months ended June 30, 2002 compared with the three months ended June 30, 2001 increased 20.4% due to added revenues from the acquisitions that occurred during the third quarter of 2001. The number of scans increased 15.5% and the average fee per scan increased 11.5%. Revenue from equipment sales decreased by $1.3 million. The increase in cost of goods sold, operating expenses and depreciation and amortization are primarily due to the 2001 acquisitions. The 70.1% increase in the operating income reflects the operating results from the 2001 acquisitions and an increase in margins on service sales provided.


                                  Manufacturing

                                                     Three months ended
                                                         June 30,
(in thousands)                            2002             2001            Change
--------------                          ---------        ---------        ---------
Operating revenues                      $  35,742        $  30,287        $   5,455
Cost of goods sold                         27,132           22,286            4,846
Operating expenses                          4,002            3,418              584
Depreciation and amortization               1,533            1,280              253
                                        ---------        ---------        ---------
Operating income                        $   3,075        $   3,303         $   (228)
                                        =========        =========         ========



Included in the results for the three months ended June 30, 2002 are two months of operations from Shore-Masters, Inc. (ShoreMaster), which was acquired on May 1, 2002. The 18% increase in operating revenues for the three months ended June 30, 2002 compared with the three months ended June 30, 2001 includes $6.2 million from the acquisition combined with an increase of $2.7 million in revenues from sales of wind towers and steel fabrication offset by a reduction in revenues of $3.4 million from metal parts stamping and fabrication. The 21.7% increase in cost of goods primarily is due to the acquisition combined with increased material cost of $1.5 million related to wind towers and offset by a $2.5 million decrease in material costs related to metal parts stamping. The 17.1% increase in operating expenses was primarily due to the acquisition.

All of the companies in this segment, except ShoreMaster, experienced decreases between the quarters in operating income. Operating margins were affected at the metal parts stamping and fabrication plants due to a temporary closing of a major's customer's plant during the quarter due to flooding. A slowdown in the wind energy market--despite the passage of the Production Tax Credit--has negatively affected the wind tower business. This slowdown may be the result of uncertainty with the energy industry in general.


                            Other Business Operations

                                                     Three months ended
                                                          June 30,
(in thousands)                             2002             2001            Change
--------------                          ---------         ---------       ----------
Operating revenues                      $  20,903         $  19,379       $    1,524
Cost of goods sold                         11,549             9,703            1,846
Operating expenses                          9,044             7,832            1,212
Depreciation and amortization               1,253             1,426             (173)
                                        ---------         ---------       ----------
Operating (loss) income                 $    (943)        $     418       $   (1,361)
                                        =========         =========       ==========


Operating income decreased for each of the companies in this segment for the three months ended June 30, 2002 compared with the three months ended June 30, 2001. The 7.9% increase in operating revenues and the 19% increase in cost of goods sold for the three months ended June 30, 2002 compared with the three months ended

June 30, 2001 occurred primarily at the construction companies. Due to a reduction in work available, bidding among construction companies has been competitive with very low margins. Operating income decreased at the transportation company due to an 8.1% reduction in miles driven combined with a 2.3% reduction in revenue per mile. The decrease in operating income at the energy services and telecommunication companies was caused by an increase in the provision for doubtful accounts receivable. Operating expenses increased due to a $587,000 increase in unallocated corporate overhead and a $500,000 increase in the provision for doubtful accounts receivable at the energy services and telecommunication companies. The decrease in depreciation and amortization is due to the accounting change that eliminated the amortization of goodwill beginning in 2002.


      Other Income and Deductions - net, Interest Charges and Income Taxes

For the three months ended June 30, 2002 compared with the three months ended June 30, 2001, other income and deductions decreased $519,000 (59.2%) due to lower interest income during 2002, reduction in gains from the sale of fixed assets, and the recording of a Minnesota Conservation Improvement Program incentive during 2001 offset by an increase in the amount of allowance for funds used during construction recorded at the electric utility. The $259,000 (6.3%) increase in interest charges is due to higher long-term debt balances outstanding for the three months ended June 30, 2002 compared with the three months ended June 30, 2001, offset by significantly lower interest rates and lower average balances under the lines of credit between the periods. The $1.9 million (57.3%) increase in income tax expense between the quarters is primarily the result of a 26.8% increase in income before income tax for the three months ended June 30, 2002 compared with the three months ended June 30, 2001. The effective tax rate was 33.2% for the three months ended June 30, 2002 compared to 26.8% for the three months ended June 30, 2001.

Comparison of the Six Months Ended June 30, 2002 and 2001


                       Consolidated Results of Operations

The Company recorded basic and diluted earnings per share of $0.81 for the six months ended June 30, 2002 and $0.82 for the six months ended June 30, 2001. Excluding goodwill amortization from the six months ended June 30, 2001, basic earnings per share was $0.87 and diluted earnings per share was $0.86. Total operating revenues were $334.3 million for the six months ended June 30, 2002, an increase of $17.3 million (5.5%) from the $317 million for the six months ended June 30, 2001. Operating income increased $625,000 (1.6%) from $38.2 million for the six months ended June 30, 2001 to $38.8 million for the six months ended June 30, 2002.

Following is a discussion of the results of operations by segment.


                                    Electric

                                                                         Six months ended
                                                                              June 30,
(in thousands)                                                  2002           2001           Change
--------------                                               ----------     ----------      ----------
Operating revenues                                           $  146,290     $  152,008      $   (5,718)
Production fuel                                                  22,462         20,945           1,517
Purchased power                                                  42,559         48,568          (6,009)
Other electric operation and maintenance expenses                38,555         34,400           4,155
Depreciation and amortization                                    12,371         12,083             288
Property taxes                                                    4,882          5,126            (244)
                                                             ----------     ----------      ----------
Operating income                                             $   25,461     $   30,886      $   (5,425)
                                                             ==========     ==========      ==========


The 3.8% decrease in electric operating revenues for the six months ended June 30, 2002 compared with the six months ended June 30, 2001 is due to a $9.3 million (19.8%) decrease in revenues from wholesale power pool sales and a $1.6 million (1.6%) decrease in retail revenue offset by a $5.2 million (125%) increase for other electric operating revenues.

The decrease in revenues from wholesale power pool sales resulted from a 31% decrease in revenue per mwh sold offset by a 16.2% increase in mwh sold. The decrease in revenue per mwh reflects the soft wholesale power market. Gross margins per mwh sold on wholesale power pool sales decreased 41.9% between the periods. The decrease in retail revenues resulted from a 0.7% decrease in retail mwh sold combined with a 0.9% decrease in revenue per retail mwh sold. Heating degree-days decreased 1.3% during the first six months of 2002 compared to the first six months of 2001. The increase in other electric operating revenues is primarily due to a large transmission line construction project being completed for another area utility.

Production fuel expenses increased 7.2% during the six months ended June 30, 2002 compared with the six months ended June 30, 2001 primarily due to a 11.4% increase in fuel costs per mwh produced at the electric utility's coal-fired generating stations. The increase in fuel costs per mwh produced is due to higher costs reflected in the new coal contracts that went into effect at the beginning of 2002. The cost of purchased power decreased 12.4% reflecting a decrease of 23.8% in the cost per mwh purchased offset by a 14.9% increase in mwh purchased. The increase in mwh purchased was to provide for the increase in wholesale energy sales and to meet system demand.

Other operation and maintenance expenses for the six months ended June 30, 2002 increased 12.1% over the six months ended June 30, 2001. This increase includes $2.5 million of expenses related to the transmission line construction project for another utility, an increase of $1.2 million in labor and employee benefits costs, and an increase of $1 million in external services, including $353,000 for the overhaul of one of the utility's internal combustion turbines.


                                    Plastics

                                                      Six months ended
                                                          June 30,
                                         ----------------------------------------
(in thousands)                              2002            2001         Change
--------------                           ---------       ---------      ---------
Operating revenues                       $  40,280       $  32,624       $  7,656
Cost of goods sold                          30,390          30,437            (47)
Operating expenses                           2,189           1,767            422
Depreciation and amortization                  874           1,634           (760)
                                         ---------       ---------       --------
Operating (loss) income                  $   6,827       $  (1,214)      $  8,041
                                         =========       =========       ========

The 23.5% increase in operating revenues for the six months ended June 30, 2002 compared with the six months ended June 30, 2001 reflects a 32.2% increase in pounds of PVC pipe sold offset by a 6.6% decline in the average sales price per pound. The slight decrease in cost of goods sold reflects a $1.1 million decrease in material cost due to a 30% decrease in the cost per pound of resin, the raw material used in the production of PVC pipe, offset by an increase of over $1 million in costs related to the increase in PVC pipe sold, including increases in freight costs of $378,000, labor costs of $239,000, overhead adjustments of $226,000, and shop tools and supplies of $115,000. Operating expenses increased 23.9% primarily due to increases in general and administrative labor costs and selling expenses. The decrease in depreciation and amortization is due to the accounting change that eliminated the amortization of goodwill beginning in 2002.

Since the PVC pipe industry is affected directly by economic cycles it is difficult to predict that the recent increase in pounds of pipe sold will continue. The industry experienced a significant increase in demand during the first half of 2002 compared with the same period last year when demand was exceptionally weak. During 2001 PVC resin prices declined holding down sales prices. PVC resin producers have announced a two-cent-per-pound price increase for July and another two-cent increase for September. The PVC pipe industry in general has announced several pipe price increases in response to these resin price increases. Some of the increased demand during 2002 is due to customers increasing their inventory levels of PVC pipe. Demand for PVC pipe is expected to decrease once adequate inventory levels are reached. If the gross domestic product continues to be strong for the remainder of the 2002 the Company expects that demand for PVC resin and pipe will be in balance and that operating margins will continue to be strong.

The companies in this segment are highly dependent upon a limited number of third-party vendors for PVC resin. For the six months ended June 30, 2002 and 2001, purchases of raw materials from two vendors totaled 59.8% and 68.6%, respectively, of total resin purchases. The companies in this segment believe their relationships with their key raw material vendors are good. However, the loss of a key supplier or any interruption or delay in the supply of PVC resin could have a significant impact on the plastics segment.

                                 Health Services

                                                     Six months ended
                                                         June 30,
                                         --------------------------------------
(in thousands)                              2002           2001          Change
--------------                           ---------      ---------       -------
Operating revenues                       $  44,752      $  37,526       $  7,226
Cost of goods sold                          31,148         28,195          2,953
Operating expenses                           6,547          4,536          2,011
Depreciation and amortization                2,007          1,505            502
                                         ---------      ---------       --------
Operating income                         $   5,050      $   3,290       $  1,760
                                         =========      =========       ========


The 19.3% increase in health services operating revenues, 10.5% increase in cost of goods sold, 44.3% increase in operating expenses and the 33.4% increase in depreciation and amortization for the six months ended June 30, 2002 compared with the six months ended June 30, 2001 is primarily due to the acquisitions completed during September 2001. The number of scans performed increased 16.4% and the average fee per scan increased 6.7%. Revenues from equipment sales decreased 12.1%. The increase in cost of goods sold reflects an increase of $1.3 million in equipment repairs and maintenance and a $1.2 million in labor related costs. The increase in operating expenses is due to increased labor related costs and other general and administrative costs. Operating margins improved between the periods due to increases in margins on service sales in the diagnostic equipment imaging business and in the mobile imaging business offset by expenses incurred in the segment's continued investment in fixed-based imaging systems.


                                  Manufacturing

                                                     Six months ended
                                                         June 30,
                                         --------------------------------------
(in thousands)                              2002           2001          Change
--------------                           ---------      ---------       -------
Operating revenues                       $  67,070      $  58,552      $   8,518
Cost of goods sold                          50,920         43,503          7,417
Operating expenses                           8,189          6,239          1,950
Depreciation and amortization                2,980          2,482            498
                                         ---------      ---------      ---------
Operating income                         $   4,981      $   6,328      $  (1,347)
                                         =========      =========      =========


Increases in the production and sales of wind towers and steel fabrication combined with the May acquisition of ShoreMaster offset by decreased sales volumes of metal part stamping led to the 14.5% increase in manufacturing operating revenues. Cost of goods sold increased 17% which included $3.8 million related to ShoreMaster and increases of $3.8 million in material cost at the wind towers and steel fabrication business offset by a $3.6 million reduction in material costs at the metal parts stamping companies. Increases in labor costs of $1.1 million, other general and administrative costs of $433,000, and selling expenses of $351,000, with much of these increases due to the ShoreMaster acquisition, caused the increase in operating expenses.

All of the companies in the segment, except ShoreMaster, experienced decreases in their operating income for the six months ended June 30, 2002 compared with June 30, 2001. The companies in this segment continue to be adversely affected by a slower economy. Operating margins were also affected at the metal parts stamping and fabrication plants due to a temporary closing of a major customer's plant during the month of June due to flooding. A slowdown in the wind energy market--despite the passage of the Production Tax Credit--has affected the wind tower business. This slowdown may be the result of uncertainty with the energy industry in general.

                            Other Business Operations

                                                         Six months ended
                                                              June 30,
                                             ---------------------------------------------
(in thousands)                                  2002           2001                Change
--------------                               ---------      ----------           ---------
Operating revenues                           $  35,913      $   36,276           $    (363)
Cost of goods sold                              19,521          18,702                 819
Operating expenses                              17,470          15,872               1,598
Depreciation and amortization                    2,458           2,834                (376)
                                             ---------      ----------           ---------
Operating loss                               $  (3,536)     $   (1,132)          $  (2,404)
                                             =========      ==========           =========


Operating income decreased at all of the companies in this segment except for the telecommunication company for the three months ended June 30, 2002 compared with the three months ended June 30, 2001. Decreases in operating revenues of $2.2 million from the energy services and transportation subsidiaries were partially offset by increases in revenues of $1.9 million from the construction subsidiaries and telecommunication subsidiary. Both operating revenues and cost of goods sold decreased for the energy services subsidiary as a result of the higher cost of natural gas during 2001. A decrease of 9.5% in miles driven combined with a 3.9% decrease in revenue per mile lead to the decrease in operating revenues at the transportation subsidiary. Operating expenses increased 10.1% due to a $1.1 million increase in unallocated corporate overhead and a $500,000 increase in the provision for doubtful accounts receivable at the energy services and the telecommunication subsidiaries. A 15% decrease in the average cost of diesel fuel per gallon helped to reduce the increase in operating expenses. The decrease in depreciation and amortization is due to the accounting change that eliminated the amortization of goodwill beginning in 2002.


      Other Income and Deductions - net, Interest Charges, and Income Taxes

For the six months ended June 30, 2002 compared with the six months ended June 30, 2001, the $786,000 (65.8%) decrease in other income and deductions is due to lower interest income, reductions in the gains from sale of fixed assets, the recording of a Minnesota Conservation Improvement Program Incentive during 2001, an increase in non-operating miscellaneous expenses and an increase in the amount of allowance for funds used during construction recorded at the electric utility. The $481,000 (5.9%) increase in interest charges is due to higher long-term debt balances outstanding for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, offset by significantly lower interest rates and lower average balances under the line of credit between the periods. Income taxes decreased $104,000 between the quarters. The effective tax rate was 32.4% in the first six months of 2002 compared to 32.1% in the same period last year.


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

Electric customers' meters are read and bills are rendered on a cycle basis. Revenue is accrued for electricity consumed but not yet billed. Rate schedules applicable to substantially all customers include a cost of energy adjustment clause, under which the rates are adjusted to reflect changes in average cost of fuels and purchased power, and a surcharge for recovery of conservation-related expenses. Revenues on wholesale energy sales are recognized when energy is delivered. The majority of wholesale energy revenue is the result of bilateral agreements with individual counter-parties. Plastics operating revenues are recorded when the product is shipped. Health services operating revenues on major equipment and installation contracts are recorded when the equipment is delivered. Amounts received in advance under customer service contracts are deferred and recognized on a straight-line basis over the contract period. Revenues generated in the mobile imaging operations are recorded on a fee for scan basis. Manufacturing operating revenues are recorded when products are shipped and on a percentage-of-completion basis for construction type contracts. Other business operations operating revenues are recorded when services are rendered or products are shipped. In the case of construction contracts, the percentage-of-completion method is used. The method used to determine the progress of completion is based on the ratio of costs incurred to total estimated costs.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to market risk associated with interest rates and commodity prices. The Company currently has no exposure to market risk associated with changes in foreign currency exchange rates.

The majority of the Company's long-term debt obligations bear interest at a fixed rate. Variable rate long-term debt bears interest at a rate that is reset on a periodic basis reflecting current market conditions. The Company manages its interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt. As of June 30, 2002, the Company had $16.1 million of long-term debt subject to variable interest rates. Assuming no change in the Company's financial structure, if variable interest rates were to average 1 percent higher (lower) than what the average variable rate was on June 30, 2002, interest expense and pre-tax earnings would change by approximately

$161,000. The Company has short-term borrowing arrangements to provide financing for working capital and general corporate purposes. The level of borrowings under these arrangements vary from period to period, depending upon, among other factors, operating needs and capital expenditures.

The Company has not used interest rate swaps to manage net exposure to interest rate changes related to the Company's portfolio of borrowings. The Company maintains a ratio of fixed rate debt to total debt within a certain range. It is the Company's policy to enter into interest rate transactions and other financial instruments only to extent considered necessary to meet its stated objectives. The Company does not enter into transactions for speculative or trading purposes.

The electric utility's retail portion of fuel and purchased power costs are subject to cost of energy adjustment clauses that mitigate the commodity price risk by allowing a pass through of most of the increase or decrease in energy costs to retail customers. In addition, the electric utility participates in an active wholesale power market providing access to commodity transactions that may serve to mitigate price risk. The Company has in place an energy risk management policy with a goal to manage, through the use of defined risk management practices, price risk and credit risk associated with wholesale power purchases and sales.

The Company through its energy services subsidiary markets natural gas to approximately 150 retail customers.A portion of these customers are served under fixed-price contracts. There is price risk associated with these limited number of fixed-price contracts since the corresponding cost of natural gas is not immediately locked in. This price risk is not considered material to the Company.

The plastics companies are exposed to market risk related to changes in commodity prices for PVC resins, the raw material used to manufacture PVC pipe. The PVC pipe industry is highly sensitive to commodity raw material pricing volatility. Historically, when resin prices are rising or stable, margins and sales volume have been higher and when resin prices are falling, sales volumes and margins have been lower. Gross margins also decline when the supply of PVC pipe increases faster than demand. Due to the commodity nature of PVC resin and the dynamic supply and demand factors worldwide, it is very difficult to predict gross margin percentages or assume that historical trends will continue.

                           PART II. OTHER INFORMATION

Item 2.  Change in Securities and Use of Proceeds

         On May 1, 2002 and June 14, 2002, the Company issued 139,452 shares and 18,805 shares of common stock in connection with the acquisition of Computed Imaging Service, Inc. On May 1, 2002, the Company issued 303,124 shares of common stock in connection with the acquisition of Shore-Masters, Inc. The issuance of these shares did not involve a public offering and therefore was exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders


     The Annual Meeting of Shareholders of the Company was held on April 8, 2002, for the purpose of electing three nominees to the Board of Directors with terms expiring in 2005 and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations.All nominees for directors as listed in the proxy statement were elected. The names of each other director whose term of office continued after the meeting are as follows:
     Arvid R. Liebe, John C. MacFarlane, Gary J. Spies, Thomas M. Brown, Maynard
     D. Helgaas and Robert N. Spolum. The voting results are as follows:

                                                        Shares                          Shares Voted
           Election of Directors                       Voted For                        Withheld Authority
           ---------------------                       ---------                        ------------------
           Dennis R. Emmen                             20,973,139                       327,018
           Kenneth L. Nelson                           21,067,827                       232,330
           Nathan I. Partain                           21,064,150                       236,007



                                                        Shares                  Shares                    Shares
                                                       Voted For              Voted Against            Voted Abstain
                                                       ----------             -------------            -------------
           Approval of Auditors                        20,809,054              229,706                  261,397


Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits:

     10-A Executive Employment Agreement - John Erickson*
     10-B Executive Employment Agreement and amendment no. 1 - Lauris Molbert* 10-C Executive Employment Agreement - Kevin Moug*
     10-D Executive Employment Agreement - George Koeck*
     10-E Change in Control Severance Agreement - John Erickson*
     10-F Change in Control Severance Agreement - Lauris Molbert*
     10-G Change in Control Severance Agreement - Kevin Moug*
     10-H Change in Control Severance Agreement - George Koeck*

     10-I Credit Agreement dated as of April 30, 2002 among Otter Tail
          Corporation, the Banks, as defined therein, and U.S. Bank National Association, as a Bank and as Agent (incorporated by reference to Exhibit 99-A-1 to the Company's Registration Statement on Form S-3, Registration No. 333-90952)
     99-A Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, by John D. Erickson, Chief Executive Officer and President, Otter Tail Corporation.
     99-B Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, by Kevin G. Moug, Chief Financial Officer and Treasurer, Otter Tail Corporation.

*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601(b) (10) (iii) (A) of Regulation S-K.

b)   Reports on Form 8-K.

     A report on Form 8-K was filed on June 20, 2002, reporting that Doug Kjellerup, President of Otter Tail Power Company, a division of Otter Tail Corporation, suffered a stroke on June 12, 2002 and that John Erickson, President and Chief Executive Officer of Otter Tail Corporation, assumed Mr. Kjellerup's duties on an interim basis.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             OTTER TAIL CORPORATION


                             By: /s/ Kevin G. Moug
                                 -------------------------------------------
                                                Kevin G. Moug
                                    Chief Financial Officer and Treasurer
                                 (Chief Financial Officer/Authorized Officer)

Dated: August 14, 2002

                                  EXHIBIT INDEX

Exhibit Number             Description
-------------              -----------
         10-A              Executive Employment Agreement - John Erickson*

         10-B              Executive Employment Agreement and amendment no. 1 - Lauris Molbert*

         10-C              Executive Employment Agreement - Kevin Moug*

         10-D              Executive Employment Agreement - George Koeck*

         10-E              Change in Control Severance Agreement - John Erickson*

         10-F              Change in Control Severance Agreement - Lauris Molbert*

         10-G              Change in Control Severance Agreement - Kevin Moug*

         10-H              Change in Control Severance Agreement - George Koeck*

         10-I              Credit Agreement dated as of April 30, 2002 among
                           Otter Tail Corporation, the Banks, as defined therein, and U.S. Bank National Association, as a Bank and as Agent (incorporated by reference to Exhibit 99-A-1 to the Company's Registration
                           Statement on Form S-3, Registration No. 333-90952)

         99-A              Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as to the Quarterly Report on Form 10-Q for the
                           quarterly period ended June 30, 2002, by John D. Erickson, Chief Executive Officer and
                           President, Otter Tail Corporation

         99-B Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, by Kevin G. Moug, Chief Financial Officer and Treasurer,
                           Otter Tail Corporation.

*Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601(b) (10) (iii) (A) of Regulation S-K.