Form 10-Q
period 2002-09-30
OTTER TAIL CORP
filed 2002-11-15
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2002

OR

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number 0-368

OTTER TAIL CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-0462685

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 South Cascade Street, Box 496, Fergus Falls, Minnesota	56538-0496

(Address of principal executive offices)	(Zip Code)

218-739-8200

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES [X]   NO [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

October 31, 2002 - 25,588,732 Common Shares ($5 par value)

OTTER TAIL CORPORATION

INDEX
		Page No.

Part I. Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets - September 30, 2002 and December 31, 2001 (Unaudited)	2 & 3
	Consolidated Statements of Income - Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)	4
	Consolidated Statements of Cash Flows - Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25-26
Item 4.	Controls and Procedures	26
Part II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	27
Signatures		28
Certifications		29-30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Otter Tail Corporation
Consolidated Balance Sheets
(Unaudited)
-Assets-

	September 30, 2002	December 31, 2001

	(Thousands of dollars)
Current assets:
Cash and cash equivalents	$16,736	$11,378
Accounts receivable:
Trade - net	72,406	64,215
Other	3,208	5,047
Inventories	45,550	39,301
Deferred income taxes	4,112	4,020
Accrued utility revenues	8,368	11,055
Other	18,388	8,878

Total current assets	168,768	143,894

Investments	17,725	18,009
Goodwill – net	59,216	48,221
Other intangibles – net	5,625	1,584
Other assets	19,204	15,687

Deferred debits:
Unamortized debt expense and reacquisition premiums	7,626	5,646
Regulatory assets	6,379	5,117
Other	1,357	1,406

Total deferred debits	15,362	12,169
Plant:
Electric plant in service	821,085	810,470
Diversified operations	173,372	145,712

Total plant	994,457	956,182
Less accumulated depreciation and amortization	464,589	441,863

	529,868	514,319
Construction work in progress	46,318	28,658

Net plant	576,186	542,977

Total	$862,086	$782,541

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Balance Sheets
(Unaudited)
-Liabilities-

	September 30, 2002	December 31, 2001

	(Thousands of dollars)
Current liabilities
Short-term debt	$—	$—
Sinking fund requirements and current maturities	38,080	28,946
Accounts payable	49,415	46,871
Accrued salaries and wages	13,398	17,397
Accrued federal and state income taxes	6,786	1,634
Other accrued taxes	8,374	9,854
Other accrued liabilities	7,296	6,090

Total current liabilities	123,349	110,792

Noncurrent liabilities	35,526	32,981

Deferred credits
Accumulated deferred income taxes	86,068	85,591
Accumulated deferred investment tax credit	13,071	13,935
Regulatory liabilities	9,422	9,914
Other	7,639	7,160

Total deferred credits	116,200	116,600

Capitalization
Long-term debt, net of sinking fund and current maturities	261,512	227,360

Cumulative preferred shares authorized 1,500,000 shares without par value; outstanding 2002 and 2001 – 155,000 shares	15,500	15,500
Cumulative preference shares - authorized 1,000,000 shares without par value; outstanding - none	—	—

Common shares, par value $5 per share authorized 50,000,000 shares; outstanding 2002 – 25,330,574 and 2001 – 24,653,490	126,653	123,267
Premium on common shares	17,945	1,526
Unearned compensation	(2,266)	(151)
Retained earnings	169,642	156,641
Accumulated other comprehensive loss	(1,975)	(1,975)

Total	309,999	279,308

Total capitalization	587,011	522,168

Total	$862,086	$782,541

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

	(In thousands, except share and per share amounts)
Operating revenues
Electric	$82,049	$85,928	$228,339	$237,936
Plastics	22,370	17,448	62,650	50,072
Health services	23,019	19,479	67,771	57,005
Manufacturing	34,576	31,900	101,646	90,452
Other business operations	23,736	22,919	59,649	59,195

Total operating revenues	185,750	177,674	520,055	494,660

Operating expenses
Production fuel	11,107	10,746	33,569	31,691
Purchased power	27,703	32,160	70,262	80,728
Other electric operation and maintenance expenses	20,143	19,584	58,698	53,984
Cost of goods sold	73,446	66,728	205,425	187,565
Other nonelectric expenses	16,926	15,004	51,321	43,418
Depreciation and amortization	10,880	10,610	31,570	31,148
Property taxes	2,537	2,532	7,419	7,658

Total operating expenses	162,742	157,364	458,264	436,192

Operating income (loss)
Electric	14,316	14,823	39,777	45,709
Plastics	3,998	(369)	10,825	(1,583)
Health services	1,499	1,379	6,549	4,669
Manufacturing	1,737	2,722	6,718	9,050
Other business operations	1,458	1,755	(2,078)	623

Total operating income	23,008	20,310	61,791	58,468

Other income and deductions - net	746	332	1,155	1,527
Interest charges	4,518	3,860	13,189	12,050

Income before income taxes	19,236	16,782	49,757	47,945
Income taxes	6,354	5,705	16,256	15,711

Net income	12,882	11,077	33,501	32,234
Preferred dividend requirements	184	470	552	1,409

Earnings available for common shares	$12,698	$10,607	$32,949	$30,825

Basic earnings per common share:	$0.50	$0.43	$1.32	$1.25
Diluted earnings per common share:	$0.50	$0.43	$1.30	$1.24
Average number of common shares outstanding - basic	25,327,522	24,606,043	25,037,601	24,589,476
Average number of common shares outstanding - diluted	25,496,519	24,881,379	25,269,011	24,813,002
Dividends per common share	$0.265	$0.260	$0.795	$0.780

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
	2002	2001

	(Thousands of dollars)
Cash flows from operating activities:
Net income	$33,501	$32,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,570	31,148
Deferred investment tax credit - net	(864)	(864)
Deferred income taxes	(1,208)	(651)
Change in deferred debits and other assets	(5,445)	(7,167)
Change in noncurrent liabilities and deferred credits	2,972	2,486
Allowance for equity (other) funds used during construction	(1,537)	(632)
Other - net	1,258	447
Cash provided by (used for) current assets & current liabilities:
Change in receivables, materials and supplies	(1,848)	(9,239)
Change in other current assets	(7,870)	2,338
Change in payables and other current liabilities	(5,547)	(4,190)
Change in interest and income taxes payable	5,701	1,735

Net cash provided by operating activities	50,683	47,645

Cash flows from investing activities:
Capital expenditures	(54,358)	(34,529)
Proceeds from disposal of noncurrent assets	1,042	1,021
Acquisitions, net of cash acquired	(9,120)	(8,073)
Sale (Purchase) of other investments	884	(1,147)

Net cash used in investing activities	(61,552)	(42,728)

Cash flows from financing activities:
Net borrowings under line of credit	—	28,093
Proceeds from employee stock plans	2,293	733
Proceeds from issuance of long-term debt	65,072	31,358
Payments for retirement of long-term debt	(28,291)	(42,173)
Payments for debt issuance expense	(2,348)	(1,276)
Dividends paid	(20,499)	(20,600)

Net cash provided by (used in) financing activities	16,227	(3,865)

Net change in cash and cash equivalents	5,358	1,052

Cash and cash equivalents at beginning of period	11,378	1,259

Cash and cash equivalents at end of period	$16,736	$2,311

See accompanying notes to consolidated financial statements

OTTER TAIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Otter Tail Corporation (the Company), in its opinion, has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated results of operations for the periods presented. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2001, 2000 and 1999 included in the Company’s 2001 Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, the earnings for the three-month and nine-month periods ended September 30, 2002, should not be taken as an indication of earnings for all or any part of the balance of the year.

Acquisitions

On May 1, 2002 the Company acquired 100% of the outstanding stock of Computed Imaging Service, Inc. (CIS) of Houston, Texas for 158,257 shares of Otter Tail Corporation common stock and approximately $1.2 million in cash. CIS provides computed tomography and magnetic resonance imaging mobile services, interim rental, and sales and service of new, used, and refurbished diagnostic imaging equipment. CIS serves hospitals and other healthcare facilities in the south central United States. The acquisition of CIS allows the Company to expand its existing health services operations into another region of the country. CIS annual revenues were approximately $5.9 million in 2001.

On May 28, 2002 the Company acquired 100% of the outstanding stock of ShoreMaster, Inc. (ShoreMaster), of Fergus Falls, Minnesota for 303,124 shares of Otter Tail Corporation common stock and $2.3 million in cash. ShoreMaster is a leading manufacturer of waterfront equipment ranging from residential-use boatlifts and docks to commercial marina systems. The acquisition of ShoreMaster is expected to provide diversification and growth opportunities for the Company’s manufacturing segment. ShoreMaster’s annual revenues were approximately $20 million in 2001.

In July 2002 the Company acquired the assets and operations of Dakota Direct Control, a Sioux Falls, South Dakota based design/build engineering group of Siemens/Staefa Control Systems, for $373,000 in cash. The acquisition of Dakota Direct Control is expected to support the growth of the Company’s energy management services business.

Below is a condensed balance sheet disclosing the fair value assigned to each major asset and liability category of the acquired companies.

(in thousands)	CIS	ShoreMaster	Dakota Direct Control

Assets
Current Assets	$1,439	$9,489	$131
Plant	3,976	4,615	24
Goodwill	5,683	3,500	250
Other Intangible Assets	30	4,461	—

Total Assets	$11,128	$22,065	$405

(in thousands)	CIS	ShoreMaster	Dakota Direct Control

Liabilities and Equity
Current Liabilities	$3,834	$9,642	$32
Long-Term Debt	2,587	2,723	—
Other Long-Term Liabilities	750	—	—
Equity	3,957	9,700	373

Total Liabilities and Equity	$11,128	$22,065	$405

Common Shares and Earnings per Share

On April 8, 2002 the Company’s Board of Directors granted 278,750 stock options to key management employees and 75,800 shares of restricted stock to certain key executives and non-employee directors under the 1999 Stock Incentive Plan. The exercise price of the stock options is equal to the fair market value per share at the date of the grant. The options and restricted stock vest ratably over a four-year period. The options expire ten years after the date of the grant. As of October 31, 2002 a total of 1,364,523 options were outstanding and a total of 100,513 shares of restricted stock had been issued under the Plan. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25.

Basic earnings per common share are calculated by dividing earnings available for common shares by the average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

Comprehensive Income

The only element of comprehensive income for the three and nine months ended September 30, 2002 was net income of $12.9 million and $33.5 million, respectively, as compared to $11.1 million and $32.2 million for the three and nine months ended September 30, 2001, respectively.

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

The Company determined that as of January 1, 2002 goodwill was not impaired and no write-off was necessary. If goodwill had not been amortized in 2001, net income would have increased by $628,000 and $1.8 million for the three-month and nine-month periods ended September 30, 2001, respectively. The following table presents the effects of not amortizing goodwill on reported net income and basic and diluted earnings per share.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2002	2001	2002	2001

Net income:
Reported net income	$12,882	$11,077	$33,501	$32,234
Add back: goodwill amortization, net of tax	—	628	—	1,822

Adjusted net income	$12,882	$11,705	$33,501	$34,056

Basic earnings per share:
Reported basic earnings per share	$0.50	$0.43	$1.32	$1.25
Add back: goodwill amortization, net of tax	—	0.03	—	0.07

Adjusted basic earnings per share:	$0.50	$0.46	$1.32	$1.32

Diluted earnings per share:
Reported diluted earnings per share	$0.50	$0.43	$1.30	$1.24
Add back: goodwill amortization, net of tax	—	0.02	—	0.07

Adjusted diluted earnings per share:	$0.50	$0.45	$1.30	$1.31

The changes in the carrying amount of goodwill by segment were

	Balance December 31,	Adjustment to goodwill acquired in	Goodwill acquired in	Balance September 30,
(in thousands)	2001	2001	2002	2002

Plastics	$19,302	—	—	$19,302
Health services	13,311	$1,522	$5,683	20,516
Manufacturing	1,627	40	3,500	5,167
Other business operations	13,981	—	250	14,231

Total	$48,221	$1,562	$9,433	$59,216

Goodwill recorded during 2002 relating to the acquisitions of CIS, ShoreMaster, and Dakota Direct Control was $5,683,000, $3,500,000 and $250,000 respectively.

The following table summarizes the components of the Company’s intangible assets at September 30, 2002 and December 31, 2001.

	September 30, 2002			December 31, 2001

(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortized intangible assets:
Covenants not to compete	$1,819	$1,078	$741	$1,575	$933	$642
Other intangible assets including contracts	2,079	815	1,264	1,511	569	942

Total	$3,898	$1,893	$2,005	$3,086	$1,502	$1,584

Non-amortized intangible assets:
Brandname	$3,620	$—	$3,620	$—	$—	$—

Intangible assets with finite lives are being amortized over average lives that vary from one to five years. The amortization expense for these intangible assets was $391,000 for the nine months ended September 30, 2002 compared to $256,000 for the nine months ended September 30, 2001. The estimated annual amortization expense for these intangible assets for the next five years is: $534,000 for 2002, $471,000 for 2003, $457,000 for 2004, $353,000 for 2005, and $204,000 for 2006.

Segment Information

The Company’s business operations consist of five segments based on products and services. Electric includes the electric utility operating in Minnesota, North Dakota and South Dakota. Plastics consists of businesses involved in the production of PVC pipe in the Upper Midwest and Southwest regions of the United States. Health services include businesses involved in the sale of diagnostic medical equipment, supplies and accessories. In addition these businesses also provide service maintenance, mobile diagnostic imaging, mobile positron emission tomography and nuclear medicine imaging, portable x-ray imaging and rental of diagnostic medical imaging equipment to various medical institutions located in 36 states. Manufacturing consists of businesses involved in the production of waterfront equipment, wind towers, frame-straightening equipment and accessories for the auto repair industry, custom plastic pallets, material and handling trays, horticultural containers, fabrication of steel products, contract machining, and metal parts stamping and fabrication located in the Upper Midwest and Utah. Other business operations consists of businesses in electrical and telephone construction contracting, transportation, telecommunications, entertainment, energy services, and natural gas marketing, as well as the portion of corporate administrative and general expenses that are not allocated to other segments. The electrical and telephone construction contracting companies and energy services and natural gas marketing business operate primarily in the Upper Midwest. The telecommunications companies operate in central and northeast Minnesota and the transportation company operates in 48 states and 6 Canadian provinces. The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital.

Operating Income (Loss)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2002	2001	2002	2001

Electric	$14,316	$14,823	$39,777	$45,709
Plastics	3,998	(369)	10,825	(1,583)
Health services	1,499	1,379	6,549	4,669
Manufacturing	1,737	2,722	6,718	9,050
Other business operations	1,458	1,755	(2,078)	623

Total	$23,008	$20,310	$61,791	$58,468

Identifiable Assets

	September 30,	December 31,
(in thousands)	2002	2001

Electric	$537,397	$523,948
Plastics	55,275	45,649
Health services	63,616	50,560
Manufacturing	103,449	67,033
Other business operations	102,349	95,351

Total	$862,086	$782,541

Substantially all sales and long-lived assets of the Company are within the United States.

Financing

On June 19, 2002 the Company filed with the SEC a shelf registration statement for $200 million of unsecured debt securities. On September 27, 2002 the Company issued $65 million in senior unsecured notes under the shelf registration statement. The offering consisted of $40 million of 5.625% insured senior notes due 2017 and $25 million of 6.80% senior notes due 2032. Proceeds from these issues were used to pay off short-term debt that was used to retire the Company’s 7.25% series first mortgage bonds at maturity on August 1, 2002 in the amount of $18.2 million, and to retire early on October 31, 2002 the Company’s outstanding $27.3 million 8.25% series 2022 first mortgage bonds at an aggregate redemption price of $28.5 million. The remaining proceeds were used to repay short-term debt used to finance a portion of the costs related to a new gas-fired combustion turbine plant being constructed by the electric utility. Proceeds from subsequent debt issuances under the shelf registration, if any, may be used for other general corporate purposes, including working capital, capital expenditures, debt repayment, the financing of possible acquisitions, or stock repurchases.

Inventories

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2002	2001

Finished goods	$16,435	$12,644
Work in process	2,661	1,732
Raw material, fuel and supplies	26,454	24,925

	$45,550	$39,301

Regulatory Assets and Liabilities

As a regulated entity the Company and the electric utility account for the financial effects of regulation in accordance with SFAS No. 71, Accounting for the Effect of Certain Types of Regulation. This statement allows for the recording of a regulatory asset or liability for costs that will be collected or refunded through the ratemaking process in the future.

The following table indicates the amount of regulatory assets and liabilities recorded on the Company’s consolidated balance sheet:

	September 30,	December 31,
(in thousands)	2002	2001

Regulatory assets:
Deferred income taxes	$6,379	$5,117
Long-term debt refinancing costs	3,035	3,353

Total regulatory assets	$9,414	$8,470

Regulatory liabilities:
Deferred income taxes	$9,248	$9,735
Gain on sale of division office building	174	179
Gain on long-term debt refinancing	2	6

Total regulatory liabilities	$9,424	$9,920

Net regulatory position	$(10)	$(1,450)

The regulatory assets and liabilities related to deferred income taxes are the result of the adoption of SFAS No. 109, Accounting for Income Taxes. The remaining regulatory assets and liabilities are being recovered from electric customers over the next 32 years.

If for any reason, the Company’s regulated businesses cease to meet the criteria for application of SFAS No. 71 for all or part of their operations, the regulatory assets and liabilities that no longer meet such criteria would be removed from the consolidated balance sheet and included in the consolidated statement of income as an extraordinary item in the period in which the application of SFAS No. 71 ceases.

Property, Plant and Equipment

The estimated service lives for rate regulated properties is five to sixty-five years. For nonregulated property the estimated useful lives are from three to forty years.

	Service Life Range

(years)	Low	High

Regulated fixed assets:
Production Plant	34	62
Transmission Plant	40	55
Distribution Plant	15	55
General Plant	5	65

Nonregulated fixed assets	3	40

Revenue Recognition

Due to the diverse business operations of the Company, revenue recognition depends on the product produced or sold. The Company recognizes revenue when the earnings process is complete, evidenced by an agreement with the customer, there has been delivery and acceptance, and the price is fixed and determinable. In cases where significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. Provisions for sale returns and warranty costs are recorded at the time of sale based on historical information and current trends.

For those operating businesses recognizing revenue when shipped, the operating businesses have no further obligation to provide services related to such product. The shipping terms used in these instances are FOB shipping point.

Some of the operating businesses enter into fixed-price construction contracts. Revenues under these contracts are recognized on a percentage-of-completion basis. The method used to determine the progress of completion is based on the ratio of costs incurred to total estimated costs. The following summarizes costs incurred and billings on uncompleted contracts:

(in thousands)	September 30, 2002	December 31, 2001

Costs incurred on uncompleted contracts	$53,997	$27,808
Less billings to date	(55,101)	(38,808)
Plus earnings recognized	8,289	5,672

	$7,185	$(5,328)

The following costs incurred and billings are included in the Company’s consolidated balance sheet under Other Current Assets and Accounts Payable:

(in thousands)	September 30, 2002	December 31, 2001

Costs in excess of billings on uncompleted contracts	$9,677	$1,951
Billings in excess of costs on uncompleted contracts	(2,492)	(7,279)

	$7,185	$(5,328)

The percent of revenue recognized under the percentage-of-completion method compared to total consolidated revenues for the nine months ended September 30, 2002 was 11.6% compared with 10.1% for the nine months ended September 30, 2001.

Shipping and Handling Costs

The Company includes revenues received for shipping and handling in operating revenues. Expenses paid for shipping and handling are recorded as part of cost of goods sold.

Supplemental Cash Flow Information

Changes in operating assets and liabilities are net of acquisitions. “Acquisitions, net of cash acquired” in the Statement of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid in acquisitions. Noncash transactions in 2002 include the acquisition of CIS for 158,257 shares of the Company’s common stock valued at approximately $5.1 million and the acquisition of ShoreMaster for 303,124 shares of the Company’s common stock valued at $9.7 million.

Certain additional supplemental disclosures of cash flow information are shown below.

	Nine months ended September 30,
(in thousands)	2002	2001

Cash paid for interest and income taxes:
Interest	$11,283	$13,429
Income taxes	$14,196	$13,762

Reclassifications

Certain prior year amounts have been reclassified to conform to 2002 presentation. Such reclassifications had no impact on net income, shareholders’ equity or cash provided by operating activities.

New Accounting Standards

The FASB has issued SFAS No. 143, Accounting for Asset Retirement Obligations (ARO), which provides accounting requirements for retirement obligations associated with tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal constructions under the doctrine of promissory estoppel. Adoption of SFAS No. 143 will change the accounting for ARO costs of the utility’s generating plants as well as certain other long-lived assets. Currently, estimated net salvage amounts are part of depreciation expense accruals collected in the utility’s rates and reported in accumulated depreciation. SFAS No. 143 requires the present value of the future decommissioning cost to be recognized as a liability on the balance sheet with an offsetting amount being added to the capitalized cost of the related long-lived asset. The liability will be accreted to its present value each period and the capitalized cost will be depreciated over the useful life of the related asset. The Federal Energy Regulatory Commission (FERC) issued a proposed rulemaking on Accounting, Financial Reporting, and Rate Filing Requirements for Asset Retirement Obligations on October 30, 2002. The Company is in the process of evaluating what assets may have associated retirement costs as defined by SFAS No. 143, and what the prescribed accounting treatment will be under FERC rules. The Company has not determined the ultimate impact of adoption at this time but expects adoption of SFAS No. 143 to increase both total assets and total liabilities in equal and offsetting amounts. The differences between SFAS No. 143 and regulatory accounting for removal costs are expected to be recoverable in rates and to have little or no impact on earnings.

The FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets in October 2001. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement develops one accounting model for long-lived assets to be disposed of by sale and also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity in a disposal transaction. The Company adopted the accounting model for impairment or disposal of long-lived assets on January 1, 2002. Adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

On April 30, 2002 the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 eliminates SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and allows for only those gains or losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002, the provisions of SFAS No. 145 relating to the amendment of SFAS No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 is not expected to have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

On July 30, 2002 the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces Emerging Issue Task Force (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan as was required by EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Subsequent Events

On October 1, 2002 the Company acquired 100% of the outstanding stock of Galva Foam Marine Industries, Inc., of Camdenton, Missouri for 256,940 shares of Otter Tail Corporation common stock and approximately $1.0 million in cash. Galva Foam is a leading manufacturer of waterfront equipment, ranging from residential boatlifts and docks to commercial marina systems. The acquisition of Galva Foam in combination with the May 2002 acquisition of ShoreMaster will expand the market reach of the Company’s waterfront manufacturing product line nationwide with both saltwater and freshwater products. Galva Foam had annual revenues of approximately $13 million in 2001.

On October 31, 2002 the Company retired early its outstanding $27.3 million 8.25% Series 2022 First Mortgage Bonds at an aggregate redemption price of $28.5 million. In accordance with regulatory treatment, the $1.2 million call premium paid on redemption of these bonds will not be recognized as an expense currently, but will be deferred and amortized over the remaining original life of the reacquired bonds.

On November 1, 2002 the Company purchased the assets and operations of Mobile Diagnostic Services, Inc. (MDS) of Fall River, Wisconsin for approximately $1.7 million in cash. MDS provides portable x-ray services to nursing homes, the state prison system, and other healthcare facilities in and around Milwaukee, Madison, Wausau and Green Bay, Wisconsin. The acquisition of MDS allows the Company to expand its existing health services operations. MDS annual revenues were approximately $1.3 million in 2001.

Forward Looking Information - Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the Act), the Company has filed cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements, words such as “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Act and are included, along with this statement, for purposes of complying with the safe harbor provision of the Act. Factors that might cause such differences include, but are not limited to, the Company’s ongoing involvement in diversification efforts, the timing and scope of deregulation and open competition, growth of electric revenues, impact of the investment performance of the utility’s pension plan, changes in the economy, governmental and regulatory action, weather conditions, fuel and purchased power costs, environmental issues, resin prices, and other factors discussed under “Factors affecting future earnings” on pages 26-27 of the Company’s 2001 Annual Report to Shareholders, which is incorporated by reference in the Company’s Form 10-K for the fiscal year ended December 31, 2001. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission. The Company is not obligated to publicly update or revise any forward-looking statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

MATERIAL CHANGES IN FINANCIAL POSITION

For the years 2002-2006 the Company estimates that funds internally generated net of forecasted dividend payments, combined with funds on hand at December 31, 2001, will be sufficient to meet scheduled debt retirements and almost completely provide for its estimated 2002-2006 consolidated capital expenditures. Reduced demand for electricity or for the products manufactured or sold by the Company could have an effect on funds internally generated. Additional short-term or long-term financing will be required in the period 2002-2006 in order to complete planned capital expenditures, in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, to complete acquisitions, or for other corporate purposes. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financing or otherwise, or that if such financing is available, it will be available on terms acceptable to the Company. If adequate funds are not available on acceptable terms, our business, results of operations, and financial condition could be adversely affected.

The Company has a $50 million line of credit. This line of credit bears interest at the rate of LIBOR plus 0.5% and expires on April 30, 2003. As of September 30, 2002 the entire line was unused. The Company’s obligations under this line of credit are guaranteed by a subsidiary of the Company that owns substantially all of the Company’s nonregulated companies.

The line of credit contains a number of covenants that restrict the Company’s ability, with significant exceptions, to: engage in mergers or consolidations; dispose of assets; create liens on assets; engage in transactions with affiliates; take any action which would result in a decrease in the ownership interest in any subsidiary; redeem stock or any subsidiary’s stock and pay dividends on stock; make investments, loans or advances; guaranty the obligations of other persons or agree to maintain the net worth or working capital of, or provide funds to satisfy any other financial test applicable to, any other person; and enter into a contract that requires payment to be made by the Company whether or not delivery of the materials, supplies or services is ever made under the contract. In addition, the Company is required to comply with specified financial covenants, including maintaining a debt-to-total capitalization ratio not in excess of 60% and an interest and dividend coverage ratio of at least 1.5 to 1. As of September 30, 2002, the Company was in compliance with all of the covenants under the line of credit. The interest rate under the line of credit is subject to adjustment in the event of a change in ratings on the Company’s senior unsecured debt, up to LIBOR plus 0.8% if the ratings on the Company’s senior unsecured debt fall to BBB+ or below (Standard & Poor’s) or Baa1 or below (Moody’s). The line of credit also provides for accelerated repayment in the event the Company’s long-term unsecured and unsubordinated debt is rated below BBB- by Standard & Poor’s or Baa3 by Moody’s.

On June 19, 2002 the Company filed with the SEC a shelf registration statement for $200 million of unsecured debt securities. On September 27, 2002 the Company issued $65 million in senior unsecured notes under the shelf registration statement. The proceeds were used in financing activities as described below. Proceeds received from subsequent debt issuance under the shelf registration, if any, may be used for other general corporate purposes, including working capital, debt repayment, capital expenditures, the financing of possible acquisitions, or stock repurchases.

Cash provided by operating activities of $50.7 million for the nine months ended September 30, 2002 combined with cash on hand of $11.4 million as of December 31, 2001 allowed the Company to pay dividends and fund a majority of its capital expenditures. Net cash provided by operating activities increased $3.0 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily as a result of an increase in net income and changes in deferred debits and other assets.

Net cash used in investing activities was $61.6 million for the nine months ended September 30, 2002 compared with net cash used in investing activities of $42.7 million for the nine months ended September 30, 2001. The majority of this change is due to increased capital expenditures. Capital expenditures increased $19.8 million between the periods. Nearly $7.7 million of the increase in capital expenditures occurred in the electric segment reflecting ongoing construction expenditures for a gas-fired combustion turbine peaking plant and a new transmission line in North Dakota. Capital expenditures increased $7.1 million in the manufacturing segment due to building expansions at the companies that manufacture wind energy towers and perform metal parts stamping and fabrication. Capital expenditures in the plastics segment increased $3.0 million reflecting the purchase of buildings and land that had previously been leased. Capital expenditures in the other segment increased $2.0 million reflecting the purchase of transportation equipment.

Net cash provided by financing activities was $16.2 million for the nine months ended September 30, 2002 compared with net cash used in financing activities of $3.9 million for the nine months ended September 30, 2001. On September 27, 2002 the Company issued $65 million in senior unsecured notes. The offering consisted of $40 million of 5.625% insured senior notes due 2017 and $25 million of 6.80% senior notes due 2032. Proceeds from these issues were used to pay off short-term debt that was used to retire the Company’s 7.25% series first mortgage bonds at maturity on August 1, 2002 in the amount of $18.2 million, and to retire early on October 31, 2002 the Company’s outstanding $27.3 million 8.25% series 2022 first mortgage bonds at an aggregate redemption price of $28.5 million. The remaining proceeds were used to repay short-term debt used to finance a portion of the costs related to a new gas-fired combustion turbine plant being constructed by the electric utility.

There are no material changes in the Company’s contractual obligations on long-term debt, coal contracts, construction program commitments, capacity and energy requirements, and operating leases from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. For more information on contractual obligations and commitments, see Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The Company’s current ratings are:

	Fitch Ratings	Moody’s Investors Service	Standard & Poor’s

First mortgage bonds	AA-	A1	A+
Senior unsecured	A+	A2	A
Preferred stock	A	Baa1	A-
Outlook	Stable	Negative	Stable

The Company’s disclosure of these security ratings is not a recommendation to buy, sell or hold its securities. Further downgrades in these credit ratings could adversely affect the Company’s ability to borrow and the Company’s future borrowing costs would likely increase with resulting reductions in the Company’s net income in future periods.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2002 and 2001

Consolidated Results of Operations

Total operating revenues were $185.7 million for the three months ended September 30, 2002 compared with $177.7 million for the three months ended September 30, 2001. Operating income was $23.0 million for the three months ended September 30, 2002 compared with $20.3 million for the three months ended September 30, 2001. The Company recorded diluted earnings per share of $0.50 for the three months ended September 30, 2002 compared to $0.43 for the three months ended September 30, 2001. The benefit resulting solely from the discontinuance of goodwill amortization is $0.025 per common share during the quarter.

Following is a discussion of the results of operations by segment.

Electric

	Three months ended
	September 30,
(in thousands)	2002	2001	Change

Operating revenues	$82,049	$85,928	$(3,879)
Production fuel	11,107	10,746	361
Purchased power	27,703	32,160	(4,457)
Other electric operation and maintenance expenses	20,143	19,584	559
Depreciation and amortization	6,243	6,083	160
Property taxes	2,537	2,532	5

Operating income	$14,316	$14,823	$(507)

The 4.5% decrease in electric operating revenues for the three months ended September 30, 2002 compared with the three months ended September 30, 2001 reflects a $9.3 million (26.6%) decrease in wholesale power revenues, a $2.9 million (6.0%) increase in retail electric revenues and a $2.5 million (82.2%) increase in other electric operating revenues.

The decrease in wholesale power revenues resulted from a 21.2% decrease in wholesale electric prices combined with a 6.9% decrease in megawatt-hours sold during the three months ended September 30, 2002 compared with the three months ended September 30, 2001. The lower wholesale prices and reduction in megawatt-hour sales is the result of lower temperatures in the MAPP region in the third quarter of 2002 compared with the third quarter of 2001 combined with peaking generation added in the MAPP region since September 2001. Also, the scheduled maintenance shutdown of Big Stone Plant on September 16, 2002 resulted in a reduction in energy available for sale from Company generation in September 2002.

The increase in retail electric revenue resulted from a 4.2% increase in retail megawatt-hours sold between the periods combined with a 1.8% increase in revenue per megawatt-hour (mwh) sold. The increase in retail megawatt-hour sales reflects the addition of a large industrial customer in the third quarter of 2002. The increase in revenue per mwh sold reflects the impact of increased fuel and purchased power costs between the periods on the cost-of-energy adjustment factor in retail rates. The increase in other electric operating revenues relates to the construction of a transmission line in North Dakota for another area utility.

Despite a 10.9% reduction in megawatt-hours generated during the three months ended September 30, 2002 compared with the three months ended September 30, 2001, production fuel expense increased $0.4 million (3.4%) as a result of a 15.9% increase in fuel costs per mwh produced. The increase in fuel costs per mwh produced reflects the new coal contract at the Big Stone Plant that went into effect at the beginning of 2002 and increased freight rates for the shipping of coal to Big Stone and Hoot Lake Plants.

The cost of purchased power decreased 13.9% for the three months ended September 30, 2002 compared with the three months ended September 30, 2001 due to a 21.5% decrease in cost per mwh purchased offset slightly by a 9.8% increase in megawatt-hours purchased. The lower cost per mwh purchased reflects the softening in the wholesale energy market. Activity in the short-term energy market is subject to change based on a number of factors and it is difficult to predict the quantity of wholesale power sales or prices for wholesale power. The increase in megawatt-hours purchased was entirely attributable to an increase in purchased power for retail sales to meet increased demand and make up for a reduction in generation at Big Stone Plant, which shut down for six weeks of scheduled maintenance on September 16, 2002.

The 2.9% increase in other electric operation and maintenance expenses for the three months ended September 30, 2002 compared with the three months ended September 30, 2001 is mainly due to an increase in costs related to the construction of a transmission line in North Dakota for another area utility.

Plastics

	Three months ended
	September 30,
(in thousands)	2002	2001	Change

Operating revenues	$22,370	$17,448	$4,922
Cost of goods sold	16,920	16,240	680
Operating expenses	1,000	782	218
Depreciation and amortization	452	795	(343)

Operating income (loss)	$ 3,998	$(369)	$4,367

The 28.2% increase in operating revenues for the three months ended September 30, 2002 compared with the three months ended September 30, 2001 is the result of a 28.4% increase in the price per pound of PVC pipe sold. The pounds of pipe sold remained constant between the periods. Cost of goods sold increased 4.2% mainly due to a $642,000 increase in raw materials cost. The cost per pound of resin, the raw material used to produce PVC pipe increased 14.8% between periods. Operating expenses increased 27.9% primarily due to a $182,000 increase in sales commissions and employee bonuses related to increased profitability in this segment. The 43.1% decrease in depreciation and amortization is due to the accounting change that eliminated the amortization of goodwill beginning in 2002.

Health Services

	Three months ended
	September 30,
(in thousands)	2002	2001	Change

Operating revenues	$23,019	$19,479	$3,540
Cost of goods sold	16,745	15,011	1,734
Operating expenses	3,623	2,205	1,418
Depreciation and amortization	1,152	884	268

Operating income	$1,499	$1,379	$120

Health services operating revenues for the three months ended September 30, 2002 compared with the three months ended September 30, 2001 increased 18.2% due to added revenues from the acquisitions that occurred in September 2001 and May 2002. The number of scans increased 23.2% due to the acquisitions while the average fee per scan increased 9.1% primarily as a result of the addition of new modalities provided by the companies acquired in September 2001. Revenue from equipment sales decreased by $823,000 between the periods. The increase in cost of goods sold and depreciation and amortization are primarily due to the 2001 and 2002 acquisitions. The 64.3% increase in operating expenses is partially due to the 2001 and 2002 acquisitions and partially due to expenses incurred to establish and promote fixed-base imaging systems.

Manufacturing

	Three months ended
	September 30,
(in thousands)	2002	2001	Change

Operating revenues	$34,576	$31,900	$2,676
Cost of goods sold	26,875	23,415	3,460
Operating expenses	4,238	4,458	(220)
Depreciation and amortization	1,726	1,305	421

Operating income	$1,737	$2,722	$(985)

The 8.4% increase in operating revenues for the three months ended September 30, 2002 compared with the three months ended September 30, 2001 includes $3.4 million from the ShoreMaster acquisition completed in May 2002. Also contributing to the increase was $2.7 million in revenues from sales of wind towers and steel fabrication offset by a reduction in revenues of $3.4 million from metal parts stamping and fabrication. The 14.8% increase in cost of goods primarily reflects $2.5 million in costs of goods sold at ShoreMaster in the third quarter of 2002 combined with increased labor, material and subcontractor costs of $2.5 million related to wind tower production, offset by a $1.5 million decrease in costs related to metal parts stamping.

The main contributors to the decrease in manufacturing operating income are the Company’s steel fabrication companies that manufacture stacks for power plants, ducts and wind towers. Uncertainty in the energy industry has directly affected these businesses. Orders for these products have been significantly lower than forecasted by the Company in the third quarter of 2001.

Other Business Operations

	Three months ended
	September 30,
(in thousands)	2002	2001	Change

Operating revenues	$23,736	$22,919	$817
Cost of goods sold	12,906	12,062	844
Operating expenses	8,065	7,559	506
Depreciation and amortization	1,307	1,543	(236)

Operating income	$1,458	$1,755	$(297)

The 3.6% increase in operating revenues for the three months ended September 30, 2002 compared with the three months ended September 30, 2001 was due to a $595,000 increase in revenues at the construction companies and a $558,000 increase in revenue at the energy services company offset by a $182,000 decrease at the transportation subsidiary. While revenues were up on increased natural gas sales at the energy services company, the increase was more than offset by a greater increase in the cost of natural gas, resulting in a decrease of $165,000 in gross margins on natural gas sales. Operating income increased at the transportation subsidiary between the periods despite a decrease in operating revenues and miles driven mainly as a result of the discontinuation of the amortization of goodwill and a decrease in bad debts expense. While most companies in this segment showed modest increases in operating income for the three months ended September 30, 2002 compared with the three months ended September 30, 2001, they were more than offset by an increase in losses at the Company’s energy services business and increases in unallocated corporate overhead charges between the periods.

Other Income and Deductions – net, Interest Charges and Income Taxes

For the three months ended September 30, 2002 compared with the three months ended September 30, 2001, other income and deductions increased $414,000 (125%) mainly due to an increase in the capitalization of the cost of equity funds used in the construction of electric utility assets. The $21.1 million (100%) increase in the electric utility’s average construction work-in-progress balance during the three months ended September 30, 2002 compared with the three months ended September 30, 2001 reflects accumulated costs on a large transmission line project scheduled to go into service in the fourth quarter of 2002 and accumulated costs on a new 45 MW combustion turbine scheduled for completion in 2003. The $658,000 (17.0%) increase in interest charges is mainly due to higher long-term debt balances outstanding for the three months ended September 30, 2002 compared with the three months ended September 30, 2001 and $321,000 in interest paid on the Company’s IRS audit settlement for tax years 1997 and 1998 in September 2002. The $649,000 (11.4%) increase in income tax expense between the quarters is primarily the result of a 14.6% increase in income before income tax for the three months ended September 30, 2002 compared with the three months ended September 30, 2001. The effective tax rate was 33.0% for the three months ended September 30, 2002 compared to 34.0% for the three months ended September 30, 2001.

Comparison of the Nine Months Ended September 30, 2002 and 2001

Consolidated Results of Operations

Total operating revenues were $520.1 million for the nine months ended September 30, 2002, an increase of $25.4 million (5.1%) from the $494.7 million for the nine months ended September 30, 2001. Operating income increased $3.3 million (5.6%) from $58.5 million for the nine months ended September 30, 2001 to $61.8 million for the nine months ended September 30, 2002. The Company recorded basic earnings per share of $1.32 for the nine months ended September 30, 2002 and $1.25 for the nine months ended September 30, 2001. The Company recorded diluted earnings per share of $1.30 for the nine months ended September 30, 2002 and $1.24 for the nine months ended September 30, 2001. Excluding goodwill amortization from the nine months ended September 30, 2001, basic earnings per share was $1.32 and diluted earnings per share was $1.31.

Following is a discussion of the results of operations by segment.

Electric

	Nine months ended September 30,
(in thousands)	2002	2001	Change

Operating revenues	$228,339	$237,936	$(9,597)
Production fuel	33,569	31,691	1,878
Purchased power	70,262	80,728	(10,466)
Other electric operation and maintenance expenses	58,698	53,984	4,714
Depreciation and amortization	18,614	18,166	448
Property taxes	7,419	7,658	(239)

Operating income	$39,777	$45,709	$(5,932)

The 4.0% decrease in electric operating revenues for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 is due to a $18.6 million (22.7%) decrease in revenues from wholesale power sales offset by a $7.7 million (107%) increase for other electric operating revenues and a $1.3 million (0.9%) increase in retail revenue. Revenues from wholesale power sales decreased as a result of a 27.9% decrease in the average price per mwh sold, despite a 7.2% increase in the volume of megawatt-hours sold. The decrease in revenue per mwh reflects the soft wholesale power market combined with peaking generation added in the MAPP region since September 2001. Gross margins per mwh sold on wholesale power sales decreased 40.3% between the periods. The increase in other electric operating revenues is primarily due to a large transmission line construction project being completed for another area utility. The increase in retail revenues resulted from a 0.8% increase in retail megawatt-hours sold.

Production fuel expenses increased 5.9% during the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 primarily due to a 13.5% increase in fuel costs per mwh produced at the electric utility’s coal-fired generating stations. The increase in fuel costs per mwh produced is due to higher costs reflected in the new coal contracts that went into effect at the beginning of 2002 and increased freight rates for the shipping of coal to Big Stone and Hoot Lake Plants. In 2001 coal was being shipped to Big Stone Plant under a negotiated agreement that expired in 2001. Currently, coal is being shipped to Big Stone Plant under a tariff rate that is set through December 2002. The cost of purchased power decreased 13.0% reflecting a decrease of 23.1% in the cost per mwh purchased offset by a 13.1% increase in mwh purchased. The increase in mwh purchased was to provide for the increase in wholesale energy sales, to meet system demand and to make up for a reduction in generation at Big Stone Plant, which was shut down on September 16, 2002 for scheduled maintenance.

Other operation and maintenance expenses for the nine months ended September 30, 2002 increased 8.7% over the nine months ended September 30, 2001. This increase includes $3.5 million of expenses related to the transmission line construction project for another utility and an increase of $1.2 million in employee benefits costs mainly related to increased medical claims expenses of active and retired employees.

Plastics

	Nine months ended September 30,
(in thousands)	2002	2001	Change

Operating revenues	$62,650	$50,072	$12,578
Cost of goods sold	47,309	46,677	632
Operating expenses	3,190	2,549	641
Depreciation and amortization	1,326	2,429	(1,103)

Operating income (loss)	$10,825	$(1,583)	$12,408

The 25.1% increase in operating revenues for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 reflects a 20.6% increase in pounds of PVC pipe sold combined with a 3.7% increase in the average sales price per pound. The 1.4% increase in cost of goods sold reflects $1.1 million in costs related to the increase in PVC pipe sold offset by a $512,000 reduction in material costs due to a 17% decrease in the price per pound of resin. Operating expenses increased 25.1% primarily due to increases in sales commissions and employee bonuses related to increased profitability in this segment. The decrease in depreciation and amortization is due to the accounting change that eliminated the amortization of goodwill beginning in 2002.

Since the PVC pipe industry is affected directly by economic cycles it is difficult to predict that the recent increase in pounds of pipe sold will continue. The industry experienced a significant increase in demand during the first half of 2002 compared with the same period last year when demand was exceptionally weak. During 2001 PVC resin prices declined holding down sales prices. The Company expects sales volumes and operating margins to decline in the fourth quarter of 2002 due to a normal slowdown in construction activities as winter season approaches.

The companies in this segment are highly dependent upon a limited number of third-party vendors for PVC resin. For the year 2001 raw materials purchased from two vendors totaled 74.9%. For the nine months ended September 30, 2002 the raw material purchased from the same two vendors was down to 57.7%, with 41.7% supplied by three other vendors. The companies in this segment believe their relationships with their key raw material vendors are good. However, the loss of a key supplier or any interruption or delay in the supply of PVC resin could have a significant impact on the plastics segment.

Health Services

	Nine months ended September 30,
(in thousands)	2002	2001	Change

Operating revenues	$67,771	$57,005	$10,766
Cost of goods sold	47,894	43,206	4,688
Operating expenses	10,169	6,741	3,428
Depreciation and amortization	3,159	2,389	770

Operating income	$6,549	$4,669	$1,880

The 18.9% increase in health services operating revenues, 10.9% increase in cost of goods sold, 50.8% increase in operating expenses and the 32.2% increase in depreciation and amortization for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 is primarily due to the acquisitions completed during September 2001 and May 2002. The number of scans performed increased 18.6% due to the acquisitions while the average fee per scan increased 7.5% primarily as a result of the addition of new modalities provided by the companies acquired in September 2001. Revenues from equipment sales decreased 11.7%. The increase in cost of goods sold reflects an increase of $1.7 million in equipment repairs and maintenance, a $1.8 million in labor related costs and $0.5 million in equipment rental costs. The increase in operating expenses is due to increased labor related costs and other general and administrative costs. Operating margins improved between the periods due to increases in margins on service sales in the diagnostic equipment imaging business and in the mobile imaging business offset by expenses incurred in the segment’s continued investment in and promotion of fixed-based imaging systems.

Manufacturing

	Nine months ended September 30,
(in thousands)	2002	2001	Change

Operating revenues	$101,646	$90,452	$11,194
Cost of goods sold	77,795	66,918	10,877
Operating expenses	12,427	10,697	1,730
Depreciation and amortization	4,706	3,787	919

Operating income	$6,718	$9,050	$(2,332)

The 12.4% increase in manufacturing operating revenues for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 reflects the May 2002 ShoreMaster acquisition combined with increased production and sales of wind towers offset by decreased sales volumes of metal part stamping. Cost of goods sold increased 16.3% due to the ShoreMaster acquisition and increases of $9.2 million in material cost at the wind towers and steel fabrication businesses offset by a $4.7 million reduction in material costs at the metal parts stamping companies. The ShoreMaster acquisition accounted for $1.5 million of the $1.7 million increase in operating expenses between the periods.

All of the companies in the segment, except ShoreMaster, experienced decreases in their operating income for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. The companies in this segment continue to be adversely affected by a slower economy. Operating margins were also affected at the metal parts stamping and fabrication plants due to a temporary closing of a major customer’s plant during the month of June due to flooding. A slowdown in the wind energy market—despite the passage of the Production Tax Credit—has affected the wind tower business. Uncertainty in the energy industry has directly affected the Company’s steel fabrication company that manufactures stacks for power plants, ducts and wind towers. Orders for these products have been significantly lower than forecasted by the Company in the third quarter of 2001.

Other Business Operations

	Nine months ended
	September 30,
(in thousands)	2002	2001	Change

Operating revenues	$59,649	$59,195	$454
Cost of goods sold	32,427	30,764	1,663
Operating expenses	25,535	23,431	2,104
Depreciation and amortization	3,765	4,377	(612)

Operating (loss) income	$(2,078)	$623	$(2,701)

Increases in operating revenues of $2.2 million at the construction subsidiaries and $0.4 million at the telecommunications company were partially offset by decreases in revenues of $1.6 million from the transportation subsidiary and $0.3 million at the energy services subsidiary. A decrease of 7.8% in miles driven combined with a 3.3% decrease in revenue per mile led to the decrease in operating revenues at the transportation subsidiary.

The increase in cost of goods sold is mainly attributable to the construction subsidiaries and is directly related to increased construction revenue. Operating expenses increased 9.0% due to a $2.0 million increase in unallocated corporate overhead, an $821,000 increase in operating expenses at the energy services company and a $315,000 increase in operating expenses at the telecommunications subsidiary mainly due to increases in their provisions for doubtful accounts. An 11% decrease in the average cost of diesel fuel per gallon at the transportation subsidiary partially offset the increase in operating expenses at the other companies. The decrease in depreciation and amortization is due to the accounting change that eliminated the amortization of goodwill beginning in 2002.

Other Income and Deductions - net, Interest Charges, and Income Taxes

For the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001, the $372,000 (24.4%) decrease in other income and deductions reflects an increase in non-operating miscellaneous expenses of $852,000, a decrease in interest income of $212,000 and reductions of $213,000 in gains from sale of fixed assets offset by a $905,000 increase in the amount of allowance for funds used during construction recorded at the electric utility. The $1.1 million (9.5%) increase in interest charges is due to higher long-term debt balances outstanding for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Income taxes increased $545,000 between the periods commensurate with an increase in taxable income for the same periods. The effective tax rate was 32.7% in the first nine months of 2002 compared to 32.8% in the same period in 2001.

Critical Accounting Policies

The discussion and analysis of the Company’s consolidated financial condition and results of operations are based on consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. Preparation of these consolidated financial statements requires the use of estimates and judgments that affect the reported results. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that require significant management judgments and business uncertainties and could result in materially different results using different assumptions and conditions. The following accounting policies meet the criteria of a critical accounting policy.

Revenue recognition—Due to the diverse business operations of the Company, revenue recognition depends on the product produced and sold. In general, the Company recognizes revenue when the earnings process is complete, evidenced by an agreement with the customer, there has been delivery and acceptance and the price is fixed or determinable. In cases where significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. Provisions for sale returns and warranty costs are recorded at the time of the sale based on historical information and current trends.

Electric customers’ meters are read and bills are rendered on a cycle basis. Revenue is accrued for electricity consumed but not yet billed. Rate schedules applicable to substantially all customers include a cost of energy adjustment clause, under which the rates are adjusted to reflect changes in average cost of fuels and purchased power, and a surcharge for recovery of conservation-related expenses. Revenues on wholesale energy sales are recognized when energy is delivered. The majority of wholesale energy revenue is the result of agreements with individual counter-parties. Plastics operating revenues are recorded when the product is shipped. Health services operating revenues on major equipment and installation contracts are recorded when the equipment is delivered. Amounts received in advance under customer service contracts are deferred and recognized on a straight-line basis over the contract period. Revenues generated in the mobile imaging operations are recorded on a fee for scan basis. Manufacturing operating revenues are recorded when products are shipped and on a percentage-of-completion basis for construction type contracts. Other business operations operating revenues are recorded when services are rendered or products are shipped. In the case of construction contracts, the percentage-of-completion method is used. The method used to determine the progress of completion is based on the ratio of costs incurred to total estimated costs.

Inventory valuation—The majority of the Company’s inventory is stated at the lower of cost (first in, first out) or market. Changes in the market conditions could require a write down of inventory values.

Use of estimates—The Company uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, tax provisions, collectability of trade accounts receivable, self insurance programs, environmental liabilities, unbilled electric revenues, unscheduled power exchanges, service contract maintenance costs, percentage-of-completion and actuarially determined benefits costs. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by changes made to prior accounting estimates.

The Company’s significant accounting policies are more fully described in note 1 of the notes to consolidated financial statements included under Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to market risk associated with interest rates and commodity prices. The Company currently has no exposure to market risk associated with changes in foreign currency exchange rates.

The majority of the Company’s long-term debt obligations bear interest at a fixed rate. Variable rate long-term debt bears interest at a rate that is reset on a periodic basis reflecting current market conditions. The Company manages its interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt. As of September 30, 2002, the Company had $15.8 million of long-term debt subject to variable interest rates. Assuming no change in the Company’s financial structure, if variable interest rates were to average 1% higher (lower) than what the average variable rate was on September 30, 2002, interest expense and pre-tax earnings would change by approximately $158,000. The Company has short-term borrowing arrangements to provide financing for working capital and general corporate purposes. The level of borrowings under these arrangements vary from period to period, depending upon, among other factors, operating needs and capital expenditures. On September 30, 2002 the Company had no outstanding short-term borrowings under these arrangements.

The Company has not used interest rate swaps to manage net exposure to interest rate changes related to the Company’s portfolio of borrowings. The Company maintains a ratio of fixed rate debt to total debt within a certain range. It is the Company’s policy to enter into interest rate transactions and other financial instruments only to the extent considered necessary to meet its stated objectives. The Company does not enter into transactions for speculative or trading purposes.

The electric utility’s retail portion of fuel and purchased power costs are subject to cost of energy adjustment clauses that mitigate the commodity price risk by allowing a pass through of most of the increase or decrease in energy costs to retail customers. In addition, the electric utility participates in an active wholesale power market providing access to commodity transactions that may serve to mitigate price risk. The Company has in place an energy risk management policy with a goal to manage, through the use of defined risk management practices, price risk and credit risk associated with wholesale power purchases and sales.

The Company through its energy services subsidiary markets natural gas to approximately 150 retail customers. A portion of these customers are served under fixed-price contracts. There is price risk associated with these limited number of fixed-price contracts since the corresponding cost of natural gas is not immediately locked in. This price risk is not considered material to the Company.

The plastics companies are exposed to market risk related to changes in commodity prices for PVC resins, the raw material used to manufacture PVC pipe. The PVC pipe industry is highly sensitive to commodity raw material pricing volatility. Historically, when resin prices are rising or stable, margins and sales volume have been higher and when resin prices are falling, sales volumes and margins have been lower. Gross margins also decline when the supply of PVC pipe increases faster than demand. Due to the commodity nature of PVC resin and the dynamic supply and demand factors worldwide, it is very difficult to predict gross margin percentages or to assume that historical trends will continue.

Item 4.    Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

(b)     Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a)  Exhibits:

10-J	First Amendment dated as of September 19, 2002 to Credit Agreement dated as of April 30, 2002 among Otter Tail Corporation, the Banks, as defined therein, and U.S. Bank National Association, as a Bank and as Agent (incorporated by reference to Exhibit 99-A to the Company’s Current Report on Form 8-K filed September 27, 2002).

99-A	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, by John D. Erickson, President and Chief Executive Officer, Otter Tail Corporation.

99-B	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, by Kevin G. Moug, Chief Financial Officer and Treasurer, Otter Tail Corporation.

b)  Reports on Form 8-K.

A report on Form 8-K was filed on September 20, 2002 under Item 5 – Other Events, and Item 7 – Financial Statements and Exhibits to incorporate by reference certain consolidated financial statements and other information related to Ambac Assurance Corporation and its subsidiaries on file with the SEC into the Company’s Report on Form 8-K being filed, the Company’s Registration Statement on Form S-3 Registration No. 333-90952 (the “Registration Statement”), and the Company’s Preliminary Prospectus Supplement dated September 20, 2002 related to the offering of its insured senior notes due 2017 and its senior notes due 2032, and to file as an exhibit to the Registration Statement the consent of Ambac’s auditors.

A report on Form 8-K was filed on September 27, 2002 under Item 5 – Other Events, and Item 7 – Financial Statements and Exhibits to incorporate by reference certain consolidated financial statements and other information related to Ambac Assurance Corporation and its subsidiaries on file with the SEC into the Company’s Report on Form 8-K being filed, the Registration Statement, and the Company’s Prospectus Supplement dated September 23, 2002 related to the offering of its insured senior notes due 2017 and its senior notes due 2032, and to file as exhibits to the Registration Statement the consent of Ambac’s auditors and certain other documents.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION

	By:	/s/ Kevin G. Moug

Kevin G. Moug
Chief Financial Officer and Treasurer
(Chief Financial Officer/Authorized Officer)

Dated: November 14, 2002

CERTIFICATIONS

I, John D. Erickson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Otter Tail Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ John D. Erickson

John D. Erickson
President and Chief Executive Officer

I, Kevin G. Moug, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Otter Tail Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Kevin G. Moug

Kevin G. Moug
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

10-J	First Amendment dated as of September 19, 2002 to Credit Agreement dated as of April 30, 2002 among Otter Tail Corporation, the Banks, as defined therein, and U.S. Bank National Association, as a Bank and as Agent (incorporated by reference to Exhibit 99-A to the Company’s Current Report on Form 8-K filed September 27, 2002).

99-A	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, by John D. Erickson, President and Chief Executive Officer, Otter Tail Corporation

99-B	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, by Kevin G. Moug, Chief Financial Officer and Treasurer, Otter Tail Corporation.