Form 10-Q
period 2003-03-31
OTTER TAIL CORP
filed 2003-05-15
CIK 75129

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number	0-368

OTTER TAIL CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-0462685

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 South Cascade Street, Box 496, Fergus Falls, Minnesota	56538-0496

(Address of principal executive offices)	(Zip Code)

866-410-8780

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

April 30, 2003 — 25,683,168 Common Shares ($5 par value)

OTTER TAIL CORPORATION

INDEX

Page No.

Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets — March 31, 2003 and December 31, 2002 (Unaudited)	2&3
Consolidated Statements of Income — Three Months Ended March 31, 2003 and 2002 (Unaudited)	4
Consolidated Statements of Cash Flows — Three Months Ended March 31, 2003 and 2002 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6-11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	20
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	20
Signatures	20
Certifications	21-22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Otter Tail Corporation
Consolidated Balance Sheets
(Unaudited)
-Assets-

	March 31,	December 31,
	2003	2002

	(Thousands of dollars)
Current assets:
Cash and cash equivalents	$884	$9,937
Accounts receivable:
Trade — net	86,682	81,670
Other	1,458	1,466
Inventories	53,691	44,154
Deferred income taxes	4,489	4,487
Accrued utility revenues	11,208	11,633
Other	14,251	10,866

Total current assets	172,663	164,213
Investments	20,000	19,314
Goodwill — net	64,557	64,557
Other intangibles — net	5,899	5,592
Other assets	16,962	16,821
Deferred debits:
Unamortized debt expense and reacquisition premiums	8,679	8,895
Regulatory assets	11,822	10,238
Other	464	1,220

Total deferred debits	20,965	20,353
Plant:
Electric plant in service	837,018	835,382
Nonelectric operations	178,958	178,656

Total plant	1,015,976	1,014,038
Less accumulated depreciation and amortization	475,675	467,759

Plant—net of accumulated depreciation and amortization	540,301	546,279
Construction work in progress	51,022	41,607

Net plant	591,323	587,886

Total	$892,369	$878,736

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Balance Sheets
(Unaudited)
-Liabilities-

	March 31,	December 31,
	2003	2002

	(Thousands of dollars)
Current liabilities
Short-term debt	$37,000	$30,000
Current maturities of long-term debt	7,919	7,690
Accounts payable	54,646	52,430
Accrued salaries and wages	9,432	18,194
Accrued federal and state income taxes	3,001	—
Other accrued taxes	10,651	10,150
Other accrued liabilities	7,839	5,760

Total current liabilities	130,488	124,224
Noncurrent liabilities	46,951	43,821
Deferred credits
Deferred income taxes	95,273	94,147
Deferred investment tax credit	12,494	12,782
Regulatory liabilities	8,956	9,133
Other	8,413	7,435

Total deferred credits	125,136	123,497
Capitalization
Long-term debt, net of current maturities	258,263	258,229
Cumulative preferred shares authorized 1,500,000 shares without par value; outstanding 2003 and 2002 — 155,000 shares	15,500	15,500
Cumulative preference shares — authorized 1,000,000 shares without par value; outstanding — none	—	—
Common shares, par value $5 per share authorized 50,000,000 shares; outstanding 2003 — 25,588,408 and 2002 — 25,592,160	127,942	127,961
Premium on common shares	23,877	24,135
Unearned compensation	(1,790)	(1,946)
Retained earnings	178,072	175,304
Accumulated other comprehensive loss	(12,070)	(11,989)

Total common equity	316,031	313,465
Total capitalization	589,794	587,194

Total	$892,369	$878,736

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,

	2003	2002

	(in thousands, except share
	and per share amounts)
Operating revenues
Electric	$93,967	$74,401
Plastics	22,935	15,875
Manufacturing	34,719	31,328
Health services	21,818	21,119
Other business operations	24,681	15,010

Total operating revenues	198,120	157,733
Operating expenses
Production fuel	12,977	11,517
Purchased power	35,583	18,934
Other electric operation and maintenance expenses	19,406	19,972
Cost of goods sold	78,568	59,136
Other nonelectric expenses	19,529	16,520
Depreciation and amortization	11,156	10,184
Property taxes	2,599	2,535

Total operating expenses	179,818	138,798
Operating income (loss)
Electric	16,951	15,293
Plastics	2,694	1,892
Manufacturing	1,278	1,906
Health services	133	2,437
Other business operations	(2,754)	(2,593)

Total operating income	18,302	18,935
Other income — net	330	51
Interest charges	4,392	4,324

Income before income taxes	14,240	14,662
Income taxes	4,378	4,630

Net income	9,862	10,032
Preferred dividend requirements	184	184

Earnings available for common shares	$9,678	$9,848

Basic earnings per average common share:	$0.38	$0.40

Diluted earnings per average common share:	$0.38	$0.40

Average number of common shares outstanding — basic	25,592,361	24,667,956
Average number of common shares outstanding — diluted	25,729,714	24,919,068
Dividends per common share	$0.270	$0.265

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,

	2003	2002

	(Thousands of dollars)
Cash flows from operating activities:
Net income	$9,862	$10,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,156	10,184
Deferred investment tax credit — net	(288)	(288)
Deferred income taxes	502	(471)
Change in deferred debits and other assets	141	(1,194)
Change in noncurrent liabilities and deferred credits	2,538	1,594
Allowance for equity (other) funds used during construction	(395)	(432)
Other — net	346	358
Cash provided by (used for) current assets & current liabilities:
Change in receivables and inventories	(14,707)	(2,070)
Change in other current assets	(3,971)	(5,248)
Change in payables and other current liabilities	(5,855)	(6,521)
Change in interest and income taxes payable	5,866	5,544

Net cash provided by operating activities	5,195	11,488
Cash flows from investing activities:
Capital expenditures	(13,591)	(20,983)
Proceeds from disposal of noncurrent assets	154	808
(Purchase)/sale of other investments	(815)	1,016

Net cash used in investing activities	(14,252)	(19,159)
Cash flows from financing activities:
Net borrowings under line of credit	7,000	5,393
Proceeds from employee stock plans	31	485
Proceeds from issuance of long-term debt	2,169	—
Payments for retirement of long-term debt	(1,941)	(2,865)
Dividends paid and other distributions	(7,255)	(6,720)

Net cash provided by (used in) financing activities	4	(3,707)
Net change in cash and cash equivalents	(9,053)	(11,378)
Cash and cash equivalents at beginning of period	9,937	11,378

Cash and cash equivalents at end of period	$884	$—

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$2,152	$2,920
Income taxes	$218	$289

See accompanying notes to consolidated financial statements

OTTER TAIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated results of operations for the periods presented. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2002, 2001 and 2000 included in the Company’s 2002 Annual Report to the Securities and Exchange Commission on Form 10-K. Because of seasonal and other factors, the earnings for the three-month period ended March 31, 2003, should not be taken as an indication of earnings for all or any part of the balance of the year.

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

Some of the operating businesses enter into fixed-price construction contracts. Revenues under these contracts are recognized on a percentage-of-completion basis. The method used to determine the progress of completion is based on the ratio of costs incurred to total estimated costs. The following summarizes costs incurred and billings on uncompleted contracts:

	March 31,	December 31,
(in thousands)	2003	2002

Costs incurred on uncompleted contracts	$43,739	$42,768
Less billings to date	(47,468)	(44,572)
Plus earnings recognized	6,513	6,340

	$2,784	$4,536

The following costs incurred and billings are included in the Company’s consolidated balance sheet under Other Current Assets and Accounts Payable:

	March 31,	December 31,
(in thousands)	2003	2002

Costs in excess of billings on uncompleted contracts	$4,017	$5,529
Billings in excess of costs on uncompleted contracts	(1,233)	(993)

	$2,784	$4,536

The percent of revenue recognized under the percentage-of-completion method compared to total consolidated revenues for the three months ended March 31, 2003 was 8.4% compared with 9.7% for the three months ended March 31, 2002.

Stock-based compensation

The Company has elected to follow the accounting provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation.

Had compensation costs for the stock options issued been determined based on estimated fair value at the award dates, as prescribed by SFAS No. 123, the Company’s net income for three month periods ended March 31, 2003 and March 31, 2002 would have decreased as presented in the table below. This may not be representative of the pro forma effects for future periods if additional options are granted.

	Three months ended
	March 31,
(in thousands)	2003	2002

Net income
As reported	$9,862	$10,032
Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(218)	(260)

Pro forma	$9,644	$9,772

Basic earnings per share
As reported	$0.38	$0.40
Pro forma	$0.37	$0.39
Diluted earnings per share
As reported	$0.38	$0.40
Pro forma	$0.37	$0.38

Reclassifications

Certain prior year amounts have been reclassified to conform to 2003 presentation. Such reclassifications had no impact on net income, shareholders’ equity or cash provided by operating activities.

Inventories

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2003	2002

Finished goods	$17,294	$15,795
Work in process	8,429	1,438
Raw material, fuel and supplies	27,968	26,921

	$53,691	$44,154

Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2003.

The following table summarizes the components of the Company’s intangible assets at March 31, 2003 and December 31, 2002.

	March 31, 2003			December 31, 2002

(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortized intangible assets:
Covenants not to compete	$2,070	$1,206	$864	$1,920	$1,143	$777
Other intangible assets including contracts	2,314	899	1,415	2,079	884	1,195

Total	$4,384	$2,105	$2,279	$3,999	$2,027	$1,972

Non-amortized intangible assets:
Brandname	$3,620	$—	$3,620	$3,620	$—	$3,620

Intangible assets with finite lives are being amortized over average lives ranging from one to five years. The amortization expense for these intangible assets was $132,000 for the three months ended March 31, 2003 compared to $123,000 for the three months ended March 31, 2002. The estimated annual amortization expense for these intangible assets for the next five years is: $583,000 for 2003, $608,000 for 2004, $399,000 for 2005, $244,000 for 2006 and $132,000 for 2007.

New Accounting Standards

The FASB has issued SFAS No. 143, Accounting for Asset Retirement Obligations (ARO), which provides accounting requirements for retirement obligations associated with tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal constructions under the doctrine of promissory estoppel. Adoption of SFAS No. 143 changed the accounting for ARO costs of the utility’s generating plants. Currently, estimated net salvage amounts are part of depreciation expense accruals collected in the utility’s rates and reported in accumulated depreciation. As of March 31, 2003 the Company estimates it has approximately $14.7 million related to net salvage costs recorded in accumulated depreciation on assets with ARO. SFAS No. 143 requires the present value of the future decommissioning cost to be recognized as a liability on the balance sheet with an offsetting amount being added to the capitalized cost of the related long-lived asset. The liability will be accreted to its present value each period and the capitalized cost will be depreciated over the useful life of the related asset.

The Company’s asset retirement obligations include site restoration, the closure of ash pits and the removal of storage tanks and asbestos at certain electric utility generating plants. The Company has legal obligations associated with retirement of other long-lived assets used in its electric operations that cannot be reasonably estimated because the useful lives of those assets are indeterminate. There are no assets legally restricted for the settlement of any of the Company’s asset retirement obligations.

The present value of the legal asset retirement obligations as of March 31, 2003 of $1,515,000 is included in Noncurrent liabilities on the Company’s March 31, 2003 balance sheet. The $1,515,000 liability includes the original obligation of $377,000 plus accumulated accretion expense of $1,113,000 from the date the obligation arose through January 1, 2003, plus $25,000 of additional accumulated accretion expense for the three months ended March 31, 2003. Since the recovery of these estimated removal costs, which includes accretion, has been provided for through the recovery of depreciation expense included as a component of current rates, there is no cumulative effect on income to be recorded related to the adoption of this accounting principle. All accumulated accretion expenses will be classified as regulatory assets until the actual cost to settle the asset retirement obligation has been incurred, at which time the associated accumulated accretion removal cost will be transferred to accumulated reserve for depreciation as dictated by regulatory accounting practices. The effects of the noncash transactions described above are not reflected in the Company’s consolidated statement of cash flows for the three months ended March 31, 2003.

The following table shows the amount of the asset retirement obligation liability that would have been included in Noncurrent liabilities in prior periods had the requirements of SFAS No. 143 been in effect in those periods.

	As of March 31,		As of December 31,
(in thousands)	2003	2002	2002	2001

As reported	$1,515	—	—	—
Pro forma	$1,515	$1,416	$1,490	$1,392

Segment Information

The Company’s business operations consist of five segments based on products and services. Electric includes the electric utility operating in Minnesota, North Dakota and South Dakota. Plastics consists of businesses involved in the production of polyvinyl chloride (PVC) pipe in the Upper Midwest and Southwest regions of the United States. Manufacturing consists of businesses involved in the production of waterfront equipment, wind towers, frame-straightening equipment and accessories for the auto repair industry, custom plastic pallets, material and handling trays, horticultural containers, fabrication of steel products, contract machining, and metal parts stamping and fabrication located in the Upper Midwest, Missouri and Utah. Health services include businesses involved in the sale of diagnostic medical equipment, supplies and accessories. These businesses also provide service maintenance, mobile diagnostic imaging, mobile positron emission tomography and nuclear medicine imaging, portable x-ray imaging and rental of diagnostic medical imaging equipment to various medical institutions located in 40 states. Other business operations consists of businesses in electrical and telephone construction contracting, transportation, telecommunications, entertainment, energy services, and natural gas marketing, as well as the portion of corporate administrative and general expenses that are not allocated to other segments. The electrical and telephone construction contracting companies and energy services and natural gas marketing business operate primarily in the Upper Midwest. The telecommunications companies operate in central and northeast Minnesota and the transportation company operates in 48 states and 6 Canadian provinces. The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital.

Operating Income (Loss)

	Three months ended
	March 31,
(in thousands)	2003	2002

Electric	$16,951	$15,293
Plastics	2,694	1,892
Manufacturing	1,278	1,906
Health services	133	2,437
Other business operations	(2,754)	(2,593)

Total	$18,302	$18,935

Identifiable Assets

	March 31,	December 31,
(in thousands)	2003	2002

Electric	$558,750	$550,855
Plastics	62,411	54,926
Manufacturing	121,874	114,120
Health services	63,653	64,785
Other business operations	85,681	94,050

Total	$892,369	$878,736

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

Comprehensive Income

The only elements of comprehensive income for the three months ended March 31, 2003 were net income of $9.9 million and an additional accumulated comprehensive loss of $81,000 related to the Company’s Executive Survivor & Supplemental Retirement Plan, as compared to $10.0 million of net income for the three months ended March 31, 2002.

Regulatory Assets and Liabilities

As a regulated entity the Company and the electric utility account for the financial effects of regulation in accordance with SFAS No. 71, Accounting for the Effect of Certain Types of Regulation. This statement allows for the recording of a regulatory asset or liability for costs that will be collected or refunded through the ratemaking process in the future.

The following table indicates the amount of regulatory assets and liabilities recorded on the Company’s consolidated balance sheet:

	March 31,	December 31,
(in thousands)	2003	2002

Regulatory assets:
Deferred income taxes	$10,684	$10,238
Debt expenses and reacquisition premiums	4,203	4,323
Deferred conservation program costs	567	844
Plant acquisition costs	318	329
Accrued cost-of-energy revenue	2,118	768
Accumulated ARO accretion expenses	1,138	—

Total regulatory assets	$19,028	$16,502

Regulatory liabilities:
Deferred income taxes	$8,784	$8,960
Gain on sale of division office building	172	173

Total regulatory liabilities	$8,956	$9,133

Net regulatory asset position	$10,072	$7,369

The regulatory assets and liabilities related to deferred income taxes are the result of the adoption of SFAS No. 109, Accounting for Income Taxes. Deferred conservation program costs included in Deferred debits – Other represent mandated conservation expenditures recoverable through rates over the next 1.5 years. Plant acquisition costs included in Deferred debits – Other will be amortized over the next eight years. Accrued cost-of-energy revenue included in Accrued utility revenues will be recovered over the next six months. The remaining regulatory assets and liabilities are being recovered from electric customers over the next 32 years.

If for any reason, the Company’s regulated businesses cease to meet the criteria for application of SFAS No. 71 for all or part of their operations, the regulatory assets and liabilities that no longer meet such criteria would be removed from the consolidated balance sheet and included in the consolidated statement of income as an extraordinary expense item in the period in which the application of SFAS No. 71 ceases.

Subsequent Events

On April 14, 2003 the Company’s Board of Directors granted 222,750 stock options to key management employees and 90,900 shares of restricted stock to certain key executives and non-employee directors under the 1999 Stock Incentive Plan. The exercise price of the stock options is equal to the fair market value per share at the date of the grant. The options vest ratably over a four-year period and expire ten years after the date of the grant. As of April 30, 2003 a total of 1,555,894 options were outstanding and a total of 193,094 shares of restricted stock had been issued under the Plan. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25.

On April 29, 2003 the Company renewed its $50 million line of credit. The terms of the renewed line of credit are essentially the same as those in place prior to the renewal. This line is available to support borrowings of the Company’s nonelectric operations. The Company anticipates that the electric utility’s cash requirements through April 2004 will be provided for by cash flows from electric utility operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MATERIAL CHANGES IN FINANCIAL POSITION

For the period 2003 through 2007, the Company estimates that funds internally generated net of forecasted dividend payments, combined with funds on hand, will be sufficient to meet scheduled debt retirements, provide for its estimated consolidated capital expenditures and pay off most of its currently outstanding short-term debt. Reduced demand for electricity or products manufactured and sold by the Company could have an effect on funds internally generated. Additional short-term or long-term financing will be required in the period 2003 through 2007 in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, to complete acquisitions or for other corporate purposes. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financing or otherwise, or that if such financing is available, it will be available on terms acceptable to the Company. If adequate funds are not available on acceptable terms, our business, results of operations, and financial condition could be adversely affected.

The Company has the ability to issue up to an additional $135 million of unsecured debt securities from time to time under its shelf registration statement on file with the SEC.

On April 29, 2003 the Company renewed its $50 million line of credit. The terms of the renewed line of credit are essentially the same as those in place prior to the renewal. This line is available to support borrowings of the Company’s nonelectric operations. The Company anticipates that the electric utility’s cash requirements through April 2004 will be provided for by cash flows from electric utility operations. As of March 31, 2003, $37 million of the $50 million line was in use. The Company’s obligations under this line of credit are guaranteed by a 100%-owned subsidiary of the Company that owns substantially all of the Company’s nonelectric companies.

The line of credit contains a number of covenants that restrict the Company’s ability, with significant exceptions, to: engage in mergers or consolidations; dispose of assets; create liens on assets; engage in transactions with affiliates; take any action which would result in a decrease in the ownership interest in any subsidiary; redeem stock or any subsidiary’s stock and pay dividends on stock; make investments, loans or advances; guaranty the obligations of other persons or agree to maintain the net worth or working capital of, or provide funds to satisfy any other financial test applicable to, any other person; and enter into a contract that requires payment to be made by the Company whether or not delivery of the materials, supplies or services is ever made under the contract. In addition, the Company is required to comply with specified financial covenants, including maintaining a debt-to-total capitalization ratio not in excess of 60% and an interest and dividend coverage ratio of at least 1.5 to 1. As of March 31, 2003, the Company was in compliance with all of the covenants under the line of credit. The interest rate under the line of credit is subject to adjustment in the event of a change in ratings on the Company’s senior unsecured debt, up to LIBOR plus 0.8% if the ratings on the Company’s senior unsecured debt fall to BBB+ or below (Standard & Poor’s) or Baa1 or below (Moody’s). The line of credit also provides for accelerated repayment in the event the Company’s long-term unsecured and unsubordinated debt is rated below BBB- (Standard & Poor’s) or Baa3 (Moody’s).

Cash provided by operating activities of $5.2 million for the three months ended March 31, 2003 combined with cash on hand of $9.9 million as of December 31, 2002 allowed the Company to pay dividends and fund 58% of its capital expenditures. Net cash provided by operating activities decreased $6.3 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 primarily as a result of an increase in inventories in the first quarter of 2003 of $9.5 million compared to an increase in inventories of only $2.9 million in the first quarter of 2002. The increase in inventories is mainly due to the build-up of inventories at the companies that manufacture wind towers and waterfront equipment to meet projected demand for their products in 2003.

Net cash used in investing activities was $14.3 million for the three months ended March 31, 2003 compared with net cash used in investing activities of $19.2 million for the three months ended March 31, 2002. A decrease in capital expenditures of $7.4 million between the periods was offset by a $0.6 million decrease in proceeds from the sale of noncurrent assets and a $1.8 million decrease in cash used in the purchase, or generated from the sale, of other investments. Capital expenditures at the electric utility decreased $3.8 million related to the completion of a major transmission line in the fourth quarter of 2002 and winding down of construction on the electric utility’s new gas-fired combustion turbine. Capital expenditures in other segments decreased by $3.6 between the quarters, reflecting a $2.5 million reduction in equipment purchases at the Company’s wind-tower manufacturing company, a $0.9 million reduction in equipment purchases at the Company’s metal parts stamping and fabrication company and a $2.0 million decrease in equipment expenditures at the Company’s transportation company, offset by a $2.0 million increase in capital expenditures at one of the Company’s pipe manufacturing companies related to the construction of a new production facility in Iowa.

Net cash provided by financing activities was slightly positive for the three months ended March 31, 2003 compared with net cash used in financing activities of $3.7 million for the three months ended March 31, 2002. The increase in cash from financing activities reflects a $1.6 million increase in net borrowings from the Company’s line of credit plus a $3.1 million increase in cash from net long-term debt financing and retirement activities, offset by a $0.5 million reduction in cash from the issuance of common stock and a $0.5 million increase in dividends paid and other distributions between the periods.

Proceeds from the $7.0 million increase in short-term debt outstanding in the first quarter of 2003 were mainly used to finance construction and operating activities at the Company’s nonelectric operating companies.

There are no material changes in the Company’s contractual obligations on long-term debt, coal contracts, construction program commitments, capacity and energy requirements, and operating leases from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. For more information on contractual obligations and commitments, see Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company’s current securities ratings are:

Standard
	Moody's Investors Service	& Poor's

Senior unsecured debt	A2	A
Preferred stock	Baa1	A-
Outlook	Negative	Stable

The Company’s disclosure of these securities ratings is not a recommendation to buy, sell or hold its securities. Downgrades in these securities ratings could adversely affect the Company. Further downgrades could increase borrowing costs resulting in possible reductions to net income in future periods and increase the risk of default on the Company’s debt obligations.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2003 and 2002

Consolidated Results of Operations

Total operating revenues were $198.1 million for the three months ended March 31, 2003 compared with $157.7 million for the three months ended March 31, 2002. Operating income was $18.3 million for the three months ended March 31, 2003 compared with $18.9 million for the three months ended March 31, 2002. The Company recorded diluted earnings per share of $0.38 for the three months ended March 31, 2003 compared to $0.40 for the three months ended March 31, 2002.

Following is a discussion of the results of operations by segment.

Electric

	Three months ended
	March 31,

(in thousands)	2003	2002	Change

Retail sales revenues	$59,250	$53,591	$5,659
Wholesale revenues	32,351	16,022	16,329
Other revenues	2,366	4,788	(2,422)

Total operating revenues	$93,967	$74,401	$19,566
Production fuel	12,977	11,517	1,460
Purchased power	35,583	18,934	16,649
Other electric operation and maintenance expenses	19,406	19,972	(566)
Depreciation and amortization	6,451	6,150	301
Property taxes	2,599	2,535	64

Operating income	$16,951	$15,293	$1,658

The 26.3% increase in electric operating revenues for the three months ended March 31, 2003 compared with the three months ended March 31, 2002 reflects a $5.7 million (10.6%) increase in retail electric revenues, a $16.3 million (101.9%) increase in wholesale power revenues and a $2.4 million (50.6%) decrease in other electric operating revenues.

The increase in retail electric revenue resulted from a 5.0% increase in retail megawatt-hours sold between the periods combined with a 5.3% increase in revenue per megawatt-hour (mwh) sold. The increase in retail mwh sales is mainly the result of colder weather in the first quarter of 2003 compared with the first quarter of 2002. Heating degree-days increased from 4,090 in the first quarter of 2002 to 4,583 in the first quarter of 2003. This represents an increase of 12.1% in heating degree-days over 2002 and a 5.0% increase over a typical meteorological year in the region. The 5.3% increase in revenue per retail mwh sold reflects a $3.3 million increase in revenues related to increased fuel and purchased power costs passed on to most retail customers through the cost-of-energy adjustment factor included in retail rates.

The increase in wholesale power revenues resulted from a 52.5% increase in megawatt-hours sold combined with a 32.4% increase in wholesale electric prices during the three months ended March 31, 2003 compared with the three months ended March 31, 2002. The increase in mwh sales and higher wholesale prices reflect increased demand relative to available supply mainly due to colder weather in the region in the first quarter of 2003 compared with the first quarter of 2002.

The decrease in other electric operating revenues reflects a $3.2 million decrease in billings related to the construction of a transmission line in North Dakota for another area utility that was completed in the fourth quarter of 2002, offset by $0.6 million in transmission related revenues from control area service tariffs first recorded in the second quarter of 2002 and $0.2 million in revenue from the sale of steam to an ethanol plant that began operations in the third quarter of 2002.

Fuel costs increased by 12.7% for the three months ended March 31, 2003 compared with the three months ended March 31, 2002 as a result of an 11.3% increase in the cost of fuel per mwh generated combined with a 1.3% increase in generation. The increase in the cost per mwh generated reflects increases in coal and coal transportation costs at Big Stone and Hoot Lake Plants along with increased generation from the Company’s internal combustion peaking generators in response to demand caused by the colder weather in the first quarter 2003.

Purchased power expense increased 87.9% for the three months ended March 31, 2003 compared with the three months ended March 31, 2002 as a result of a 40.3% increase in mwh purchases for retail customers and a 64.4% increase in mwh purchases for wholesale customers combined with a 6.0% increase in the cost per mwh purchased for retail customers and a 26.7% increase in the cost per mwh purchased for wholesale customers. Increased demand for electricity brought on by the colder weather in the first quarter 2003 was the main factor contributing to the increases in the volume and cost per mwh of purchased power.

The 2.8% decrease in other electric operation and maintenance expenses for the three months ended March 31, 2003 compared with the three months ended March 31, 2002 reflects a $2.2 million decrease in costs related to the 2002 construction of a transmission line for another area utility and a $0.8 million decrease in external services expenditures offset by increases of $1.1 million in labor costs, $0.5 million in material and operating supply expenses, $0.5 million in employee benefits related to postemployment medical costs and $0.3 million in transportation expenses. The decrease in external services expenses reflects the completion of a strategic sourcing project in 2002 and decreased use of outside tree-trimmers as a result of using internal resources that were assigned to transmission line construction projects in 2002. The increase in labor costs is due to an increase in employee benefit costs included in labor costs. The increases in material and transportation costs relates to a shifting of costs from outside construction contracts to internal use following completion of the transmission line construction project in 2002. The 4.9% increase in depreciation expense is due to a 3.1% increase in depreciable plant in 2002.

Plastics

	Three months ended
	March 31,

(in thousands)	2003	2002	Change

Operating revenues	$22,935	$15,875	$7,060
Cost of goods sold	18,731	12,688	6,043
Operating expenses	1,038	856	182
Depreciation and amortization	472	439	33

Operating income	$2,694	$1,892	$802

The 44.5% increase in operating revenues for the three months ended March 31, 2003 compared with the three months ended March 31, 2002 is the result of a 9.3% increase in pounds of polyvinyl chloride (PVC) pipe sold combined with a 32.2% increase in the price per pound of PVC pipe sold. Cost of goods sold increased 47.6% mainly due to a 35.1% increase in the cost per pound of PVC pipe sold. The cost per pound of resin, the raw material used to produce PVC pipe, increased 53.4% between the periods. Operating expenses increased 21.3% primarily due to increased sales commissions directly related to the increase in sales. The 7.5% increase in depreciation and amortization expense is due to a $3.5 million increase in depreciable plant in 2002. The Company does not expect the strong market conditions to continue through the remainder of the year.

Manufacturing

	Three months ended
	March 31,

(in thousands)	2003	2002	Change

Operating revenues	$34,719	$31,328	$3,391
Cost of goods sold	26,252	23,789	2,463
Operating expenses	5,308	4,186	1,122
Depreciation and amortization	1,881	1,447	434

Operating income	$1,278	$1,906	$(628)

The 10.8% increase in operating revenues for the three months ended March 31, 2003 compared with the three months ended March 31, 2002 reflects $8.2 million in revenue from the ShoreMaster and Galva Foam acquisitions completed in May and October of 2002, an increase of $1.3 million in revenue from the metal parts stamping and fabrication companies and a $1.6 million increase in revenue from the Company’s manufacturer of thermoformed plastic and horticultural products, offset by a $7.8 million decrease in revenue from the companies that manufacture equipment for power plants and the wind energy industry.

The 10.4% increase in cost of goods for the three months ended March 31, 2003 compared with the three months ended March 31, 2002 primarily reflects $6.1 million in costs of goods sold at ShoreMaster and Galva Foam combined with increased costs of $1.5 million from the metal parts stamping and fabrication companies and $0.8 million from the Company’s manufacturer of thermoformed plastic and horticultural products, offset by a $6.0 million reduction in cost of goods sold from the companies that manufacture equipment for power plants and the wind energy industry.

A $1.8 million increase in operating expenses related to the ShoreMaster and Galva Foam acquisitions was partially offset by a $0.7 million net reduction in sales, general and administrative expenses at the Company’s other manufacturing businesses. Depreciation and amortization expenses increased between the periods as a result of significant plant additions in 2002.

Health Services

	Three months ended
	March 31,

(in thousands)	2003	2002	Change

Operating revenues	$21,818	$21,119	$699
Cost of goods sold	16,590	14,687	1,903
Operating expenses	3,908	3,051	857
Depreciation and amortization	1,187	944	243

Operating income	$133	$2,437	$(2,304)

The 3.3% increase in health services operating revenues for the three months ended March 31, 2003 compared with the three months ended March 31, 2002 reflects $2.0 million in added scan and other service revenue mainly from the acquisitions that occurred in May and November of 2002, offset by a $1.3 million reduction in revenue from equipment sales. Revenues from the sale of diagnostic imaging equipment are expected to return to normal levels for the balance of 2003. The number of scans performed increased 9.3% mainly due to the 2002 acquisitions while the average fee per scan increased 8.4%.

Although revenues from imaging services increased by $2.0 million, the increase was overshadowed by increases in equipment and infrastructure costs incurred to support expected revenue growth. Additionally, the May 2002 acquisition of Computed Imaging Services is not performing in line with expectations. The $2.3 million decrease in health services operating income for the three months ended March 31, 2003 compared with the three months ended March 31, 2002 reflects a $0.6 million decrease from reduced equipment sales and a $1.7 million decrease in operating income from other health services operations. The Company is taking steps to bring the health services segment’s operating expenses in line with its revenues.

Other Business Operations

	Three months ended
	March 31,

(in thousands)	2003	2002	Change

Operating revenues	$24,681	$15,010	$9,671
Cost of goods sold	16,995	7,972	9,023
Operating expenses	9,275	8,427	848
Depreciation and amortization	1,165	1,204	(39)

Operating (loss)	$(2,754)	$(2,593)	$(161)

The 64.4% increase in operating revenues for the three months ended March 31, 2003 compared with the three months ended March 31, 2002 was mostly due to an $8.0 million increase in revenues from natural gas sales at the Company’s energy services company related to an increase in natural gas prices while construction revenues increased by $0.9 million and transportation revenues increased by $0.9 million between the quarters. The 113% increase in cost of goods sold reflects a $7.95 million increase in the cost of natural gas sold by the energy services company and a $1.2 million increase in construction costs at the construction companies, offset by a $140,000 decrease in other energy services costs.

The 10.1% increase in operating expenses for the three months ended March 31, 2003 compared with the three months ended March 31, 2002 reflects increased transportation company operating expenses of $761,000 and increased construction company operating expenses of $187,000 offset by a $103,000 decrease in energy services operating expenses mainly due to reduced labor expenses. The sluggish economy continues to adversely impact the transportation and construction companies.

Other Income – net, Interest Charges and Income Taxes

For the three months ended March 31, 2003 compared with the three months ended March 31, 2002, other income increased $279,000 due to a reduction in expenditures related to investigating the feasibility of constructing a second electricity generating unit at the electric utility’s Big Stone Plant site.

The increase in interest charges is mainly due to higher short-term debt balances outstanding for the three months ended March 31, 2003 compared with the three months ended March 31, 2002.

The $252,000 (5.4%) decrease in income tax expense between the quarters is primarily the result of a 2.9% decrease in income before income tax for the three months ended March 31, 2003 compared with the three months ended March 31, 2002. The effective tax rate was 30.7% for the three months ended March 31, 2003 compared to 31.6% for the three months ended March 31, 2002.

Critical Accounting Policies Involving Significant Estimates

The discussion and analysis of the financial statements and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The Company uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self insurance programs, environmental liabilities, unbilled electric revenues, unscheduled power exchanges, service contract maintenance costs, percentage-of-completion and actuarially determined benefits costs. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the audit committee of the board of directors.

On September 1, 1999 the Company acquired the flatbed trucking operations of E. W. Wylie Corporation (Wylie). The Company currently has $6.7 million of goodwill recorded on its balance sheet relating to this acquisition. Highly competitive pricing in the trucking industry in recent years has resulted in decreased operating margins and lower returns on invested capital for Wylie. The Company’s current projections are for operating margins to increase from current levels over the next three to five years as demand for shipping increases relative to available shipping capacity and additional revenues are generated from added terminal locations. If current conditions persist and operating margins do not increase according to Company projections, the reductions in anticipated cash flows from transportation operations may indicate that the fair value of Wylie is less than its book value resulting in an impairment of goodwill and a corresponding charge against earnings. At March 31, 2003, assessment of Wylie indicated that its goodwill was not impaired. The Company will continue to evaluate this reporting unit for impairment as conditions warrant.

A discussion of critical accounting policies is included in the Company’s 2002 Annual Report on Form 10-K. There were no material changes in critical accounting policies or estimates during the quarter ended March 31, 2003.

Forward Looking Information — Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the Act), the Company has filed cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements, words such as “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Act and are included, along with this statement, for purposes of complying with the safe harbor provision of the Act. Factors that might cause such differences include, but are not limited to, the Company’s ongoing involvement in diversification efforts, the timing and scope of deregulation and open competition, growth of electric revenues, impact of the investment performance of the utility’s pension plan, changes in the economy, governmental and regulatory action, weather conditions, fuel and purchased power costs, environmental issues, resin prices, and other factors discussed under “Factors affecting future earnings” on pages 27-28 of the Company’s 2002 Annual Report to Shareholders, which is incorporated by reference in the Company’s Form 10-K for the fiscal year ended December 31, 2002. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission. The Company is not obligated to publicly update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2003 the Company had limited exposure to market risk associated with interest rates and commodity prices and no exposure to market risk associated with changes in foreign currency exchange rates.

The majority of the Company’s long-term debt has fixed interest rates. The interest rate on variable rate long-term debt is reset on a periodic basis reflecting current market conditions. The Company manages its interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt. As of March 31, 2003, the Company had $15.2 million of long-term debt subject to variable interest rates. Assuming no change in the Company’s financial structure, if variable interest rates were to average 1% higher or lower than the average variable rate on March 31, 2003, interest expense and pre-tax earnings would change by approximately $152,000 on an annual basis.

The Company has short-term borrowing arrangements to provide financing for working capital and other purposes for its nonelectric operations. The level of borrowings under these arrangements varies from period to period, depending upon, among other factors, operating needs and capital expenditures. On March 31, 2003 the Company had $37 million outstanding short-term borrowings under these arrangements.

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

The Company’s energy services subsidiary markets natural gas to approximately 150 retail customers. Some of these customers are served under fixed-price contracts. There is price risk associated with these limited number of fixed-price contracts since the corresponding cost of natural gas is not immediately locked in. This price risk is not considered material to the Company.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

99-A	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, by John D. Erickson, President and Chief Executive Officer, Otter Tail Corporation.

99-B	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, by Kevin G. Moug, Chief Financial Officer and Treasurer, Otter Tail Corporation.

b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION

By: /s/ Kevin G. Moug

Kevin G. Moug
Chief Financial Officer and Treasurer
(Chief Financial Officer/Authorized Officer)

Dated: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Kevin G. Moug

Kevin G. Moug
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

99-A	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, by John D. Erickson, President and Chief Executive Officer, Otter Tail Corporation.

99-B	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, by Kevin G. Moug, Chief Financial Officer and Treasurer, Otter Tail Corporation.