Form 10-Q
period 2003-06-30
OTTER TAIL CORP
filed 2003-08-14
CIK 75129

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒      NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒      NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

July 31, 2003 – 25,708,485 Common Shares ($5 par value)

OTTER TAIL CORPORATION

INDEX

			Page No.

Part I		Financial Information
	Item 1.	Financial Statements
		Consolidated Balance Sheets — June 30, 2003 and December 31, 2002 (Unaudited)	2&3
		Consolidated Statements of Income — Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)	4
		Consolidated Statements of Cash Flows — Six Months Ended June 30, 2003 and 2002 (Unaudited)	5
		Notes to Consolidated Financial Statements (Unaudited)	6-12
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-25
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25-26
	Item 4.	Controls and Procedures	26
Part II		Other Information
	Item 4.	Submission of Matters to a Vote of Security Holders	26
	Item 6.	Exhibits and Reports on Form 8-K	27
Signatures			27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Otter Tail Corporation
Consolidated Balance Sheets
(Unaudited)
-Assets-

	June 30,	December 31,
	2003	2002

	(Thousands of dollars)
Current assets
Cash and cash equivalents	$—	$9,937
Accounts receivable:
Trade — net	90,317	81,670
Other	3,093	1,466
Inventories	62,560	44,154
Deferred income taxes	4,491	4,487
Accrued utility revenues	11,739	11,633
Other	23,139	10,866

Total current assets	195,339	164,213
Investments	19,626	19,314
Goodwill — net	65,944	64,557
Other intangibles — net	5,766	5,592
Other assets	17,275	16,821
Deferred debits
Unamortized debt expense and reacquisition premiums	8,452	8,895
Regulatory assets	11,188	10,238
Other	673	1,220

Total deferred debits	20,313	20,353
Plant
Electric plant in service	871,724	835,382
Nonelectric operations	186,665	178,656

Total plant	1,058,389	1,014,038
Less accumulated depreciation and amortization	468,298	467,759

Plant—net of accumulated depreciation and amortization	590,091	546,279
Construction work in progress	19,435	41,607

Net plant	609,526	587,886

Total	$933,789	$878,736

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Balance Sheets
(Unaudited)
-Liabilities-

	June 30,	December 31,
	2003	2002

	(Thousands of dollars)
Current liabilities
Short-term debt	$33,700	$30,000
Current maturities of long-term debt	10,236	7,690
Accounts payable	67,761	52,430
Accrued salaries and wages	11,025	18,194
Accrued federal and state income taxes	5,920	—
Other accrued taxes	8,072	10,150
Other accrued liabilities	5,568	5,760

Total current liabilities	142,282	124,224
Pensions benefit liability	21,713	20,484
Other postretirement benefits liability	22,126	20,382
Other noncurrent liabilities	4,284	2,955
Deferred credits
Deferred income taxes	96,274	94,147
Deferred investment tax credit	12,206	12,782
Regulatory liabilities	22,425	9,133
Other	8,691	7,435

Total deferred credits	139,596	123,497
Capitalization
Long-term debt, net of current maturities	270,293	258,229
Cumulative preferred shares authorized 1,500,000 shares without par value; outstanding 2003 and 2002 — 155,000 shares	15,500	15,500
Cumulative preference shares — authorized 1,000,000 shares without par value; outstanding — none	—	—
Common shares, par value $5 per share authorized 50,000,000 shares; outstanding 2003 — 25,695,657 and 2002 — 25,592,160	128,478	127,961
Premium on common shares	26,133	24,135
Unearned compensation	(3,933)	(1,946)
Retained earnings	179,387	175,304
Accumulated other comprehensive loss	(12,070)	(11,989)

Total common equity	317,995	313,465
Total capitalization	603,788	587,194

Total	$933,789	$878,736

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except share and per share amounts)
Operating revenues
Electric	$77,505	$71,889	$171,472	$146,290
Plastics	19,647	24,405	42,582	40,280
Manufacturing	48,838	35,742	83,557	67,070
Health services	25,412	23,633	47,230	44,752
Other business operations	27,146	20,903	51,827	35,913

Total operating revenues	198,548	176,572	396,668	334,305
Operating expenses
Production fuel	10,696	10,945	23,673	22,462
Purchased power	28,192	23,625	63,775	42,559
Other electric operation and maintenance expenses	21,967	18,583	41,373	38,555
Cost of goods sold	89,810	72,843	168,378	131,979
Other nonelectric expenses	19,190	17,875	38,719	34,395
Depreciation and amortization	11,334	10,506	22,490	20,690
Property taxes	2,439	2,347	5,038	4,882

Total operating expenses	183,628	156,724	363,446	295,522
Operating income (loss)
Electric	7,800	10,168	24,751	25,461
Plastics	1,932	4,935	4,626	6,827
Manufacturing	5,127	3,075	6,405	4,981
Health services	1,495	2,613	1,628	5,050
Other business operations	(1,434)	(943)	(4,188)	(3,536)

Total operating income	14,920	19,848	33,222	38,783
Other income — net	933	358	1,263	409
Interest charges	4,424	4,347	8,816	8,671

Income before income taxes	11,429	15,859	25,669	30,521
Income taxes	2,995	5,272	7,373	9,902

Net income	8,434	10,587	18,296	20,619
Preferred dividend requirements	184	184	368	368

Earnings available for common shares	$8,250	$10,403	$17,928	$20,251

Basic earnings per common share	$0.32	$0.41	$0.70	$0.81
Diluted earnings per common share	$0.32	$0.41	$0.70	$0.81
Average number of common shares outstanding — basic	25,672,592	25,117,325	25,632,477	24,892,640
Average number of common shares outstanding — diluted	25,854,898	25,411,877	25,786,453	25,154,599
Dividends per common share	$0.270	$0.265	$0.540	$0.530

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,

	2003	2002

	(Thousands of dollars)
Cash flows from operating activities
Net income	$18,296	$20,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,490	20,690
Deferred investment tax credit — net	(576)	(576)
Deferred income taxes	879	(408)
Change in deferred debits and other assets	(330)	(1,838)
Change in noncurrent liabilities and deferred credits	3,935	2,147
Allowance for equity (other) funds used during construction	(1,063)	(1,004)
Other — net	836	596
Cash provided by (used for) current assets & current liabilities:
Change in receivables and inventories	(28,267)	(5,360)
Change in other current assets	(13,372)	(5,623)
Change in payables and other current liabilities	5,371	(3,996)
Change in interest and income taxes payable	6,843	10,407

Net cash provided by operating activities	15,042	35,654
Cash flows from investing activities
Capital expenditures	(27,500)	(40,162)
Proceeds from disposal of noncurrent assets	401	915
Acquisitions, net of cash acquired	(1,287)	(4,263)
(Purchase)/sale of other investments	(605)	1,085

Net cash used in investing activities	(28,991)	(42,425)
Cash flows from financing activities
Net borrowings under line of credit	3,630	15,515
Proceeds from employee stock plans	410	2,241
Proceeds from issuance of long-term debt	18,498	—
Payments for retirement of long-term debt	(4,077)	(7,762)
Dividends paid and other distributions	(14,449)	(13,603)

Net cash provided by (used in) financing activities	4,012	(3,609)
Net change in cash and cash equivalents	(9,937)	(10,380)
Cash and cash equivalents at beginning of period	9,937	11,378

Cash and cash equivalents at end of period	$—	$998

Supplemental cash flow information
Cash paid for interest and income taxes
Interest	$8,157	$7,494
Income taxes	$242	$403

See accompanying notes to consolidated financial statements

OTTER TAIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated results of operations for the periods presented. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes as of and for the years ended December 31, 2002, 2001 and 2000 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Because of seasonal and other factors, the earnings for the three-month and six-month periods ended June 30, 2003, should not be taken as an indication of earnings for all or any part of the balance of the year.

Acquisitions

The Company completed two acquisitions during the quarter ended June 30, 2003, neither of which was individually material, in the health services segment for approximately $1.3 million in cash. Disclosure of pro forma information related to the results of operations of the acquired entities for the periods presented in this report is not required due to immateriality.

Revenue Recognition

Due to the diverse business operations of the Company, revenue recognition depends on the product produced or sold. The Company recognizes revenue when the earnings process is complete, evidenced by an agreement with the customer, there has been delivery and acceptance and the price is fixed and determinable. In cases where significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. Provisions for sale returns and warranty costs are recorded at the time of sale based on historical information and current trends.

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

Some of the operating businesses enter into fixed-price construction contracts. Revenues under these contracts are recognized on a percentage-of-completion basis. The method used to determine the progress of completion is based on the ratio of costs incurred to total estimated costs. The following summarizes costs incurred and billings on uncompleted contracts:

	June 30,	December 31,
(in thousands)	2003	2002

Costs incurred on uncompleted contracts	$66,324	$42,768
Less billings to date	(67,008)	(44,572)
Plus earnings recognized	9,192	6,340

	$8,508	$4,536

The following costs incurred and billings are included in the Company’s consolidated balance sheet under Other Current Assets and Accounts Payable:

	June 30,	December 31,
(in thousands)	2003	2002

Costs in excess of billings on uncompleted contracts	$14,869	$5,529
Billings in excess of costs on uncompleted contracts	(6,361)	(993)

	$8,508	$4,536

The percent of revenue recognized under the percentage-of-completion method compared to total consolidated revenues was 14.3% for the six months ended June 30, 2003 compared with 11.0% for the six months ended June 30, 2002.

Stock-based compensation

The Company has elected to follow the accounting provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation.

Had compensation costs for the stock options issued been determined based on estimated fair value at the award dates, as prescribed by SFAS No. 123, the Company’s net income for three and six month periods ended June 30, 2003 and June 30, 2002 would have decreased as presented in the table below. This may not be representative of the pro forma effects for future periods if additional options are granted.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2003	2002	2003	2002

Net income
As reported	$8,434	$10,587	$18,296	$20,619
Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(247)	(259)	(465)	(519)

Pro forma	$8,187	$10,328	$17,831	$20,100

Basic earnings per share
As reported	$0.32	$0.41	$0.70	$0.81
Pro forma	$0.31	$0.40	$0.68	$0.79
Diluted earnings per share
As reported	$0.32	$0.41	$0.70	$0.81
Pro forma	$0.31	$0.40	$0.68	$0.78

Reclassifications

Certain prior year amounts have been reclassified to conform to 2003 presentation. Such reclassifications had no impact on net income, shareholders’ equity or cash provided by operating activities.

Inventories

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2003	2002

Finished goods	$22,435	$15,795
Work in process	3,021	1,438
Raw material, fuel and supplies	37,104	26,921

	$62,560	$44,154

Goodwill and Other Intangible Assets

The carrying amount of goodwill increased by $1,387,000 during the six months ended June 30, 2003 as a result of two acquisitions during the quarter ended June 30, 2003.

The following table summarizes the components of the Company’s intangible assets at June 30, 2003 and December 31, 2002.

	June 30, 2003			December 31, 2002

	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount

Amortized intangible assets:
Covenants not to compete	$2,083	$1,274	$809	$1,920	$1,143	$777
Other intangible assets including contracts	2,314	977	1,337	2,079	884	1,195

Total	$4,397	$2,251	$2,146	$3,999	$2,027	$1,972

Non-amortized intangible assets:
Brandname	$3,620	$—	$3,620	$3,620	$—	$3,620

Intangible assets with finite lives are being amortized over average lives ranging from one to five years. The amortization expense for these intangible assets was $280,000 for the six months ended June 30, 2003 compared to $262,000 for the six months ended June 30, 2002. The estimated annual amortization expense for these intangible assets for the next five years is: $593,000 for 2003, $586,000 for 2004, $390,000 for 2005, $259,000 for 2006 and $147,000 for 2007.

New Accounting Standards

The FASB has issued SFAS No. 143, Accounting for Asset Retirement Obligations (ARO), which provides accounting requirements for retirement obligations associated with tangible long-lived assets. The Company adopted SFAS No. 143 on January 1, 2003. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal constructions under the doctrine of promissory estoppel. Adoption of SFAS No. 143 changed the accounting for ARO costs of the utility’s generating plants. As of June 30, 2003 the Company transferred $13.6 million in accumulated reserves related to net salvage costs on assets with ARO from accumulated depreciation to a regulatory liability account in accordance with the requirements of SFAS No. 143 and Federal Energy Regulatory Commission (FERC) rules issued on April 9, 2003. SFAS No. 143 requires the present value of the future decommissioning cost to be recognized as a liability on the balance sheet with an offsetting amount being added to the capitalized cost of the related long-lived asset. The liability will be accreted to its present value each period and the capitalized cost will be depreciated over the useful life of the related asset.

The Company’s asset retirement obligations include site restoration, the closure of ash pits and the removal of storage tanks and asbestos at certain electric utility generating plants. The Company has legal obligations associated with retirement of other long-lived assets used in its electric operations that cannot be reasonably estimated because the useful lives of those assets are not determinable. There are no assets legally restricted for the settlement of any of the Company’s asset retirement obligations.

The present value of the legal asset retirement obligations as of June 30, 2003 of $1,541,000 is included in Other noncurrent liabilities on the Company’s June 30, 2003 balance sheet. The $1,541,000 liability includes the original obligation of $377,000 plus accumulated accretion expense of $1,113,000 from the date the obligation arose through January 1, 2003, plus $51,000 of additional accumulated accretion expense for the six months ended June 30, 2003. Since the recovery of these estimated removal costs, which include accretion, has been provided for through the recovery of depreciation expense included as a component of current rates, there is no cumulative effect on income to be recorded related to the adoption of this accounting principle. The difference between current accretion expense and depreciation expense based on approved rates will accumulate as a regulatory asset until the actual cost to settle the asset retirement obligation has been incurred. At that time, the associated regulatory asset will be transferred to the associated regulatory liability account as required by regulatory accounting rules. The effects of the transitional noncash transactions described above are not reflected in the Company’s consolidated statement of cash flows for the six months ended June 30, 2003.

The following table shows the amount of the asset retirement obligation liability that would have been included in Noncurrent liabilities in prior periods had the requirements of SFAS No. 143 been in effect in those periods.

	As of June 30,		As of December 31,
(in thousands)	2003	2002	2002	2001

As reported	$1,541	—	—	—
Pro forma	$1,541	$1,440	$1,490	$1,392

Segment Information

The Company’s business operations consist of five segments based on products and services. Electric includes the electric utility operating in Minnesota, North Dakota and South Dakota. Plastics consists of businesses involved in the production of polyvinyl chloride (PVC) and polyethylene (PE) pipe in the Upper Midwest and Southwest regions of the United States. Manufacturing consists of businesses involved in the production of waterfront equipment, wind towers, frame-straightening equipment and accessories for the auto repair industry, custom plastic pallets, material and handling trays, horticultural containers, fabrication of steel products, contract machining, and metal parts stamping and fabrication located in the Upper Midwest, Missouri and Utah. Health services include businesses involved in the sale of diagnostic medical equipment, supplies and accessories. These businesses also provide service maintenance, mobile diagnostic imaging, mobile positron emission tomography and nuclear medicine imaging, portable x-ray imaging and rental of diagnostic medical imaging equipment to various medical institutions located in 40 states. Other business operations consists of businesses in electrical and telephone construction contracting, transportation, telecommunications, entertainment, energy services, and natural gas marketing, as well as the portion of corporate administrative and general expenses that are not allocated to other segments. The electrical and telephone construction contracting companies and energy services and natural gas marketing business operate primarily in the Upper Midwest. The telecommunications companies operate in central and northeast Minnesota and the transportation company operates in 48 states and 6 Canadian provinces. The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital.

Operating Income (Loss)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2003	2002	2003	2002

Electric	$7,800	$10,168	$24,751	$25,461
Plastics	1,932	4,935	4,626	6,827
Manufacturing	5,127	3,075	6,405	4,981
Health services	1,495	2,613	1,628	5,050
Other business operations	(1,434)	(943)	(4,188)	(3,536)

Total	$14,920	$19,848	$33,222	$38,783

Identifiable Assets

	June 30,	December 31,
(in thousands)	2003	2002

Electric	$571,999	$550,855
Plastics	63,058	54,926
Manufacturing	144,599	114,120
Health services	66,603	64,785
Other business operations	87,530	94,050

Total	$933,789	$878,736

Substantially all sales and long-lived assets of the Company are within the United States.

Common Shares and Earnings per Share

On April 14, 2003 the Company’s Board of Directors granted 222,750 stock options to key management employees and 90,900 shares of restricted stock to certain key executives and the directors under the 1999 Stock Incentive Plan. The exercise price of the stock options is equal to the fair market value per share at the date of the grant. The options vest ratably over a four-year period and expire ten years after the date of the grant. As of June 30, 2003 a total of 1,719,145 options were outstanding and a total of 193,094 shares of restricted stock had been issued under the Plan. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25.

Basic earnings per common share are calculated by dividing earnings available for common shares by the average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

Comprehensive Income

The only element of comprehensive income for the three months ended June 30, 2003 was net income of $8.4 million as compared to $10.6 million of net income for the three months ended June 30, 2002. The only elements of comprehensive income for the six months ended June 30, 2003 were net income of $18.3 million and an additional accumulated comprehensive loss of $81,000 related to the Company’s Executive Survivor & Supplemental Retirement Plan as compared to $20.6 million of net income for the six months ended June 30, 2002.

Regulatory Assets and Liabilities

As a regulated entity the Company and the electric utility account for the financial effects of regulation in accordance with SFAS No. 71, Accounting for the Effect of Certain Types of Regulation. This statement allows for the recording of a regulatory asset or liability for costs that will be collected or refunded through the ratemaking process in the future.

The following table indicates the amount of regulatory assets and liabilities recorded on the Company’s consolidated balance sheet:

	June 30,	December 31,
(in thousands)	2003	2002

Regulatory assets:
Deferred income taxes	$11,131	$10,238
Debt expenses and reacquisition premiums	4,087	4,323
Deferred conservation program costs	755	844
Plant acquisition costs	307	329
Accrued cost-of-energy revenue	2,664	768
Accumulated ARO accretion/depreciation adjustment	57	—

Total regulatory assets	$19,001	$16,502

Regulatory liabilities:
Accumulated depreciation on ARO assets’ negative salvage	$13,646	$—
Deferred income taxes	8,609	8,960
Gain on sale of division office building	170	173

Total regulatory liabilities	$22,425	$9,133

Net regulatory (liability)/asset position	$(3,424)	$7,369

The regulatory assets and liabilities related to deferred income taxes are the result of the adoption of SFAS No. 109, Accounting for Income Taxes. Deferred conservation program costs included in Deferred debits – Other represent mandated conservation expenditures recoverable through rates over the next 1.5 years. Plant acquisition costs included in Deferred debits – Other will be amortized over the next 7 years. Accrued cost-of-energy revenue included in Accrued utility revenues will be recovered over the next six months. The remaining regulatory assets and liabilities are being recovered from electric customers over the next 32 years.

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

Subsequent Events

At June 30, 2003, the Company classified $16.3 million of borrowings under its line of credit as long-term debt. This amount represents borrowings under the Company’s line of credit used to finance capital expenditures and acquisitions. The Company has both the intent and ability to refinance this amount on a long-term basis as evidenced by a commitment letter entered into on July 25, 2003 with a third-party lender. Under the terms of the commitment letter the Company would issue a $16.3 million seven-year fully amortizing term note with interest payable at either a variable rate of 1-month LIBOR plus 1.43% or a fixed rate of 3.95%. The Company would make the interest rate election prior to closing, which is expected to occur not later than August 31, 2003. The transaction has an initial loan term of three years and is renewable thereafter. The Company expects this note to have financial covenants consistent with existing credit facilities. There are no rating triggers contained in this commitment letter.

On August 12, 2003, the Company entered into a commitment letter to increase its $50 million line of credit to $70 million. There were no changes to the terms of the line of credit agreement.

In June of 2003, the Company’s energy trading risk management policies were changed to allow transactions over the Intercontinental Exchange at the Cinergy or Com Ed hubs. The use of hub transactions, when initiated in conjunction with energy trading activities in future periods, will result in the use of mark-to-market accounting and the presentation of net margins from trading activities in the electric revenue line on the income statement in those periods as required under Generally Accepted Accounting Principles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MATERIAL CHANGES IN FINANCIAL POSITION

For the period 2003 through 2007, the Company estimates that funds internally generated net of forecasted dividend payments will be sufficient to meet scheduled debt retirements, provide for its estimated consolidated capital expenditures and pay off most of its currently outstanding short-term debt. Reduced demand for electricity or products manufactured and sold by the Company could have an effect on funds internally generated. Additional short-term or long-term financing will be required in the period 2003 through 2007 in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, to complete acquisitions or for other corporate purposes. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financing or otherwise, or that if such financing is available, it will be available on terms acceptable to the Company. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be adversely affected.

The Company has the ability to issue up to an additional $135 million of unsecured debt securities from time to time under its shelf registration statement on file with the SEC.

On April 29, 2003 the Company renewed its $50 million line of credit. The terms of the renewed line of credit are essentially the same as those in place prior to the renewal. This line is available to support borrowings of the Company’s nonelectric operations. The Company anticipates that the electric utility’s cash requirements through April 2004 will be provided for by cash flows from electric utility operations. As of June 30, 2003, all of the $50 million line was in use. The Company’s obligations under this line of credit are guaranteed by a 100%-owned subsidiary of the Company that owns substantially all of the Company’s nonelectric companies. The Company obtained a commitment letter from a third-party lender on July 25, 2003 to refinance, on a long-term basis, $16.3 million of short-term borrowings. This amount represents borrowings under the Company’s line of credit used to finance capital expenditures and acquisitions. On August 12, 2003, the Company entered into a commitment letter to increase its $50 million line of credit to $70 million. There were no changes to the terms of the line of credit agreement.

The line of credit contains a number of covenants that restrict the Company’s ability, with significant exceptions, to: engage in mergers or consolidations; dispose of assets; create liens on assets; engage in transactions with affiliates; take any action which would result in a decrease in the ownership interest in any subsidiary; redeem stock or any subsidiary’s stock and pay dividends on stock; make investments, loans or advances; guaranty the obligations of other persons or agree to maintain the net worth or working capital of, or provide funds to satisfy any other financial test applicable to, any other person; and enter into a contract that requires payment to be made by the Company whether or not delivery of the materials, supplies or services is ever made under the contract. In addition, the Company is required to comply with specified financial covenants, including maintaining a debt-to-total capitalization ratio not in excess of 60% and an interest and dividend coverage ratio of at least 1.5 to 1. As of June 30, 2003, the Company was in compliance with all of the covenants under the line of credit. The interest rate under the line of credit is subject to adjustment in the event of a change in ratings on the Company’s senior unsecured debt, up to LIBOR plus 0.8% if the ratings on the Company’s senior unsecured debt fall to BBB+ or below (Standard & Poor’s) or Baa1 or below (Moody’s). The line of credit also provides for accelerated repayment in the event the Company’s long-term unsecured and unsubordinated debt is rated below BBB- (Standard & Poor’s) or Baa3 (Moody’s).

Cash provided by operating activities of $15.0 million for the six months ended June 30, 2003 combined with cash on hand of $9.9 million as of December 31, 2002 allowed the Company to pay dividends and fund 38% of its capital expenditures. The remaining capital expenditures have been funded through short-term borrowings and long-term debt. Net cash provided by operating activities decreased $20.6 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily as a result of an increase in receivables, inventories and other current assets of $41.6 million in the first six months of 2003 compared to an increase of $11.0 million in the first six months of 2002.

Receivables in the manufacturing segment increased $9.5 million in the first six months of 2003 mainly related to increased sales including $5.0 million in increased receivables at the waterfront equipment company related to seasonal sales increases. Receivables at the construction companies increased $5.5 million from December 31, 2002 to June 30, 2003, coinciding with a normal increase in regional construction business from winter to summer. The increase in inventories in the first six months of 2003 is mainly due to a $7.7 million build-up of inventories at the Company’s manufacturer of wind towers, and a $6.1 million increase in inventory at the plastic pipe companies related to an increase in pounds of pipe in inventory. The $13.4 million increase in other current assets in the first six months of 2003 is mainly due to a $9.3 million increase in costs in excess of billings on uncompleted contracts, of which $7.7 million was at the Company’s manufacturer of wind towers. The $9.3 million increase in costs in excess of billings was partially offset by a $5.4 million increase in billings in excess of costs on uncompleted contracts

Net cash used in investing activities was $29.0 million for the six months ended June 30, 2003 compared with net cash used in investing activities of $42.4 million for the six months ended June 30, 2002. Decreases in capital expenditures of $12.7 million and business acquisition expenditures of $3.0 million between the periods were offset by a $1.7 million decrease in cash used in the purchase, or generated from the sale, of other investments and a $0.5 million decrease in proceeds from the sale of noncurrent assets between the periods. Capital expenditures at the electric utility decreased $6.1 million related to the completion of a major transmission line in the fourth quarter of 2002 and winding down of construction on the electric utility’s new gas-fired combustion turbine placed in service in June 2003. Capital expenditures in other segments decreased by $6.6 million between the periods, reflecting a $3.8 million reduction in equipment purchases at the Company’s wind-tower manufacturing company, a $3.4 million decrease in plant expenditures at one of the plastic pipe manufacturing facilities, a $3.2 million reduction in equipment purchases at the Company’s metal parts stamping and fabrication company and a $1.5 million decrease in equipment expenditures at the Company’s transportation company. These decreases were offset by a $2.7 million increase in capital expenditures at one of the Company’s pipe manufacturing companies related to the construction of a new polyethylene pipe production facility in Iowa, a $1.4 million increase in equipment expenditures at the medical diagnositic imaging companies and a $1.0 million increase in capital expenditures at the Company’s manufacturer of thermoformed plastic and horticultural products related to a relocation and expansion of facilities.

Net cash provided by financing activities increased $4.0 million for the six months ended June 30, 2003 compared with net cash used in financing activities of $3.6 million for the six months ended June 30, 2002. The $7.6 million increase in cash from financing activities between the periods reflects a $6.6 million net increase in short-term and long-term borrowings and a $3.7 million reduction in the repayment and retirement of long-term debt, offset by a $1.8 million reduction in cash from the issuance of common stock and a $0.9 million increase in dividends paid and other distributions between the periods.

Proceeds from the $22.1 million total increase in short-term and long-term borrowing in the first six months of 2003 were mainly used to finance construction and operating activities at the Company’s nonelectric operating companies.

As of June 30, 2003 there were no material changes in the Company’s contractual obligations on long-term debt, coal contracts, construction program commitments and operating leases from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company’s contractual obligations associated with capacity and energy requirements will increase by approximately $4 million in the two-year period 2004-2005, $4 million in the two-year period 2006-2007 and $44 million in the years after 2007 as a result of a long-term power purchase agreement entered into in the second quarter of 2003. For more information on contractual obligations and commitments, see Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company’s current securities ratings are:

Moody's
	Investors	Standard
	Service	& Poor's

Senior unsecured debt	A2	A
Preferred stock	Baa1	A-
Outlook	Negative	Stable

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2003 and 2002

Consolidated Results of Operations

Total operating revenues were $198.5 million for the three months ended June 30, 2003 compared with $176.6 million for the three months ended June 30, 2002. Operating income was $14.9 million for the three months ended June 30, 2003 compared with $19.8 million for the three months ended June 30, 2002. The Company recorded diluted earnings per share of $0.32 for the three months ended June 30, 2003 compared to $0.41 for the three months ended June 30, 2002.

Following is a discussion of the results of operations by segment.

Electric

	Three months ended
	June 30,
(in thousands)	2003	2002	Change

Retail sales revenues	$49,789	$45,661	$4,128
Wholesale revenues	23,475	21,650	1,825
Other revenues	4,241	4,578	(337)

Total operating revenues	$77,505	$71,889	$5,616
Production fuel	10,696	10,945	(249)
Purchased power	28,192	23,625	4,567
Other electric operation and maintenance expenses	21,967	18,583	3,384
Depreciation and amortization	6,411	6,221	190
Property taxes	2,439	2,347	92

Operating income	$7,800	$10,168	$(2,368)

Retail electric revenues increased 9.0% despite a 4.2% reduction in retail megawatt-hours sold between the periods mainly due to a $3.8 million increase in revenues related to increased fuel and purchased power costs passed on to most retail customers through the cost-of-energy adjustment factor included in retail rates. The decrease in retail megawatt-hour (mwh) sales is mainly the result of milder weather in the second quarter of 2003 compared with the second quarter of 2002. Heating degree-days decreased 22% from 1,275 in the second quarter of 2002 to 994 in the second quarter of 2003 and cooling degree-days decreased 94% from 47 in the second quarter of 2002 to 3 in the second quarter of 2003.

Wholesale power revenues increased 8.4% due to a 31.5% increase in wholesale electric prices for the three months ended June 30, 2003 compared with the three months ended June 30, 2002. The increase in wholesale electric prices was offset by a 17.6% decrease in mwh sales. The decrease in mwh sales is partially due to a decrease in generation available for sale due to the scheduled maintenance shutdown of Coyote Station from March 28, 2003 through May 31, 2003. Higher prices in the wholesale power markets reflect generally increasing generation costs, a decrease in available base-load resources due to the number of plants shut down for maintenance in the second quarter of 2003, reduced generation from regional hydro facilities due to lower spring runoff and high cost generation from natural gas fired peaking units. Wholesale power sales are expected to continue to be strong for the rest of 2003.

The 7.4% decrease in other electric operating revenues reflects a $2.5 million decrease in revenue related to the construction of a transmission line in North Dakota for another area utility that was completed in the fourth quarter of 2002 offset by increases of $1.2 million in revenue related to contracted work on a North Dakota wind generation project, $0.7 million in transmission related revenues from control area services and $0.3 million in revenue from the sale of steam to an ethanol plant that began operations in the third quarter of 2002.

Fuel costs decreased by 2.3% for the three months ended June 30, 2003 compared with the three months ended June 30, 2002 as a result of a 16.2% decrease in generation combined with a 16.6% increase in the cost of fuel per mwh generated. The increase in the fuel cost per mwh generated is mostly a function of the mix of resources available for generation during the second quarter of 2003 as compared to the second quarter of 2002. Coyote Station, the Company’s generating unit with the lowest fuel costs per kwh, was unavailable for generation in April and May of 2003 due to a scheduled maintenance shutdown. This resulted in an overall decrease in total mwh output from the Company’s generating units but proportionally more power generation from the Company’s higher fuel cost generating units and, thus, an increase in the cost of fuel per mwh generated. The increase in the fuel cost per mwh generated also reflects slight increases in coal and coal transportation costs at Big Stone and Hoot Lake Plants along with fuel costs for the Company’s new combustion turbine brought on line in June 2003.

Purchased power expense increased 19.3% for the three months ended June 30, 2003 compared with the three months ended June 30, 2002 as a result of a 31.9% increase in the cost per mwh purchased slightly offset by a 9.5% decrease in mwh purchases. Power purchases for retail customers increased 17.9% due to the purchase of replacement power during the scheduled maintenance shutdown of Coyote Station, while mwh purchases for wholesale customers decreased 16.6% as a result of milder weather in the Midcontinent Area Power Pool region in the second quarter of 2003 compared with the second quarter of 2002. The increase in the cost per mwh of purchased power resulted from an increase in generation fuel costs combined with a decrease in available generation in the region as discussed above.

The $3.4 million (18.2%) increase in other electric operation and maintenance expenses for the three months ended June 30, 2003 compared with the three months ended June 30, 2002 reflects a $1.4 million increase in maintenance expenses at Coyote Station related to its scheduled maintenance shutdown and $0.4 million increase in maintenance costs at Big Stone Plant related to a boiler wash. The increase in other electric operation and maintenance expenses also includes a $0.7 million increase in labor expenses due to a general wage increase and an increase in employee benefit costs, a $0.4 million increase in economic development expenses mainly related to an agricultural products processing plant and a $0.4 million increase in costs related to contracted construction work between the periods. The 3.0% increase in depreciation expense is due to a 3.1% increase in depreciable plant in 2002. Overall, the Company expects strong performance in the electric segment for 2003.

Plastics

	Three months ended
	June 30,
(in thousands)	2003	2002	Change

Operating revenues	$19,647	$24,405	$(4,758)
Cost of goods sold	16,329	17,701	(1,372)
Operating expenses	865	1,333	(468)
Depreciation and amortization	521	436	85

Operating income	$1,932	$4,935	$(3,003)

The 19.5% decrease in operating revenues for the three months ended June 30, 2003 compared with the three months ended June 30, 2002 is the result of a 30.5% decrease in pounds of polyvinyl chloride (PVC) pipe sold offset by a 15.9% increase in the price per pound of PVC pipe sold. The decrease in pipe sales also resulted in a 7.8% decrease in cost of goods sold despite a 32.8% increase in the cost per pound of PVC pipe sold. The cost per pound of resin, the raw material used to produce PVC pipe, increased 43.7% between the periods. Operating expenses decreased 35.1% primarily related to decreased bonuses and sales commissions directly related to the decrease in sales. The 19.5% increase in depreciation and amortization expense is due to a $3.5 million increase in depreciable plant in 2002 and a $3.0 million increase in depreciable plant in 2003. Given current inventory levels and expected softness in resin prices, the Company believes the downturn in the plastics segment will be deeper than previously expected and, as a result, earnings expectations have been reduced for plastics segment for the rest of 2003.

Manufacturing

	Three months ended
	June 30,
(in thousands)	2003	2002	Change

Operating revenues	$48,838	$35,742	$13,096
Cost of goods sold	36,373	27,132	9,241
Operating expenses	5,399	4,002	1,397
Depreciation and amortization	1,939	1,533	406

Operating income	$5,127	$3,075	$2,052

The 36.6% increase in operating revenues for the three months ended June 30, 2003 compared with the three months ended June 30, 2002 reflects revenue increases of $9.1 million related to the waterfront equipment company acquisitions completed in May and October of 2002, $2.2 million from the Company’s manufacturer of wind towers, $1.9 million from the Company’s manufacturer of thermoformed plastic and horticultural products, $0.8 million from the metal parts stamping and fabrication company and $0.2 million from the manufacturer of automobile frame-straightening equipment. These revenue increases were offset by a $1.1 million reduction in revenue from the Company’s manufacturer of structural steel products.

The 34.1% increase in cost of goods for the three months ended June 30, 2003 compared with the three months ended June 30, 2002 primarily reflects a $6.5 million increase in costs of goods sold at the waterfront equipment companies combined with increased costs of $1.4 million from the Company’s manufacturer of wind towers, $0.8 million from the Company’s manufacturer of thermoformed plastic and horticultural products, $0.8 million from the metal parts stamping and fabrication companies and $0.3 million from the manufacturer of automobile frame-straightening equipment. These increases were offset by a $0.5 million reduction in cost of goods sold from the company that manufactures structural steel products.

The $1.4 million increase in manufacturing operating expenses for the three months ended June 30, 2003 compared with the three months ended June 30, 2002 resulted mainly from a $1.0 million increase in operating expenses related to the waterfront equipment company acquisitions and a $0.4 million increase in operating expenses at the Company’s manufacturer of thermoformed plastic and horticultural products related mainly to compensation increases. . Depreciation and amortization expenses increased between the periods as a result of the waterfront equipment company acquisitions and significant plant additions in 2002 most of which were at the metal parts stamping and fabrication companies.

Results in the manufacturing segment were mixed depending on the types of businesses served by our manufacturing companies. At the start of the year, the Company believed that economic conditions would improve by the third quarter of 2003. Generally, however, the Company believes the soft economy will continue through the balance of 2003. The continuing economic uneasiness, coupled with the impact of steel tariffs, foreign competition and continued pressure from customers for price reductions are expected to place considerable downward pressure on the earnings of the metal fabrication companies, including those that manufacture towers for the wind energy industry. As a result, the Company’s earnings expectations from this segment have been reduced for the balance of 2003.

Health Services

	Three months ended
	June 30,
(in thousands)	2003	2002	Change

Operating revenues	$25,412	$23,633	$1,779
Cost of goods sold	18,734	16,461	2,273
Operating expenses	3,907	3,496	411
Depreciation and amortization	1,276	1,063	213

Operating income	$1,495	$2,613	$(1,118)

The 7.5% increase in health services operating revenues for the three months ended June 30, 2003 compared with the three months ended June 30, 2002 reflects $1.6 million in additional scan and other services revenue mainly from the acquisitions that occurred in 2002 and May 2003. Revenues from the sale of diagnostic imaging equipment increased $0.2 million in the second quarter of 2003 compared with the second quarter of 2002 and are expected to increase for the balance of 2003 in part due to two recent acquisitions that will add to the products and geographic territory of the sales and service operations. The number of scans performed increased 18.5% mainly due to the 2002 acquisitions. The average fee per scan decreased 3.3%.

Although revenues from imaging services increased by $1.6 million, the increase was overshadowed by increases in equipment and infrastructure costs incurred to support expected revenue growth. While operating income for the quarter was less than operating income in the same quarter a year ago, the segment’s results improved significantly from the first quarter of 2003 in part due to the results of steps taken by management to address the integration of Computed Imaging Services and operating expenses of the diagnostic imaging operations.

Other Business Operations

	Three months ended
	June 30,
(in thousands)	2003	2002	Change

Operating revenues	$27,146	$20,903	$6,243
Cost of goods sold	18,374	11,549	6,825
Operating expenses	9,019	9,044	(25)
Depreciation and amortization	1,187	1,253	(66)

Operating (loss)	$(1,434)	$(943)	$(491)

The 29.9% increase in operating revenues for the three months ended June 30, 2003 compared with the three months ended June 30, 2002 was mostly due to a $4.2 million increase in revenues from natural gas sales at the Company’s energy services company related to an increase in natural gas prices while construction company revenues increased by $2.2 million between the periods. The 59.1% increase in cost of goods sold reflects a $4.4 million increase in the cost of natural gas sold by the energy services company and a $2.8 million increase in construction costs at the construction companies offset by a $0.4 million decrease in other energy services costs.

Construction margins have declined due to the sluggish economy and increased competition for available work. The construction operating losses were partially offset by a $0.3 million decrease in operating losses from our energy services company, which recently has been downsized due to the changing landscape in the deregulated electric utility industry. Our transportation company continues to be profitable but is faced with downward pressure on operating margins because of the slow economy, increased fuel and insurance costs and highly competitive pricing.

Other Income – net, Interest Charges and Income Taxes

For the three months ended June 30, 2003 compared with the three months ended June 30, 2002, other income increased $575,000 due to the recording of $300,000 in approved conservation improvement plan incentives in 2003 and a $100,000 increase in revenues from the allowance for funds used during construction (AFUDC) due to higher Construction work in progress balances in the second quarter of 2003 compared to the second quarter of 2002.

The $77,000 (1.8%) increase in interest charges for the three months ended June 30, 2003 compared with the three months ended June 30, 2002 is mainly due to higher short-term debt balances outstanding between the periods.

The $2.3 million (43%) decrease in income tax expense between the quarters is primarily the result of a $4.4 million reduction in income before income tax for the three months ended June 30, 2003 compared with the three months ended June 30, 2002. The reduction in the effective tax rate from 33.2% for the three months ended June 30, 2002 to 26.2% for the three months ended June 30, 2003 is due to a decrease in taxable income relative to the level of tax credits and permanent differences between book income and taxable income.

Comparison of the Six Months Ended June 30, 2003 and 2002

Consolidated Results of Operations

Total operating revenues were $396.7 million for the six months ended June 30, 2003 compared with $334.3 million for the six months ended June 30, 2002. Operating income was $33.2 million for the six months ended June 30, 2003 compared with $38.8 million for the six months ended June 30, 2002. The Company recorded diluted earnings per share of $0.70 for the six months ended June 30, 2003 and $0.81 for the six months ended June 30, 2002.

Following is a discussion of the results of operations by segment.

Electric

	Six months ended
	June 30,
(in thousands)	2003	2002	Change

Retail sales revenues	$109,039	$99,252	$9,787
Wholesale revenues	55,826	37,672	18,154
Other revenues	6,607	9,366	(2,759)

Total operating revenues	$171,472	$146,290	$25,182
Production fuel	23,673	22,462	1,211
Purchased power	63,775	42,559	21,216
Other electric operation and maintenance expenses	41,373	38,555	2,818
Depreciation and amortization	12,862	12,371	491
Property taxes	5,038	4,882	156

Operating income	$24,751	$25,461	$(710)

Retail electric revenues increased 9.9% while retail mwhs sold increased only 0.8% between the periods mainly due to a $7.1 million increase in revenues related to increased fuel and purchased power costs passed on to most retail customers through the cost-of-energy adjustment factor included in retail rates.

The 48.2% increase in wholesale power revenues resulted from a 12.8% increase in mwhs sold combined with a 31.4% increase in wholesale electric prices during the six months ended June 30, 2003 compared with the six months ended June 30, 2002. The increase in mwh sales and higher wholesale prices reflect increased demand relative to available supply mainly due to colder weather in the region in the first quarter of 2003 compared with the first quarter of 2002. Higher prices in the wholesale power markets reflect generally increasing generation costs, a decrease in available base-load resources due to the number of plants shut down for maintenance in the second quarter of 2003, reduced generation from regional hydro facilities due to lower spring runoff and high cost generation from natural gas fired peaking units. Wholesale power sales are expected to continue to be strong for the rest of 2003.

The 29.5% decrease in other electric operating revenues reflects a $5.8 million decrease in revenues related to the construction of a transmission line in North Dakota for another area utility that was completed in the fourth quarter of 2002 offset by increases of $1.2 million in revenue related to contracted work on a North Dakota wind generation project, $1.3 million in transmission related revenues from transmission tariffs and control area services and $0.5 million in revenue from the sale of steam to an ethanol plant that began operations in the third quarter of 2002.

Fuel costs increased by 5.4% for the six months ended June 30, 2003 compared with the six months ended June 30, 2002 as a result of a 13.3% increase in the cost of fuel per mwh generated offset by a 7.0% decrease in generation. The increase in the fuel cost per mwh generated is mostly a function of the mix of resources available for generation during the second quarter of 2003 as compared to the second quarter of 2002. Coyote Station, the Company’s generating unit with the lowest fuel costs per kwh, was unavailable for generation in April and May of 2003 due to a scheduled maintenance shutdown. This resulted in an overall decrease in total mwh output from the Company’s generating units but proportionally more power generation from the Company’s higher fuel cost generating units and, thus, an increase in the cost of fuel per mwh generated. The increase in the fuel cost per mwh generated also reflects slight increases in coal and coal transportation costs at Big Stone and Hoot Lake Plants along with fuel costs for the Company’s new combustion turbine brought on line in June 2003.

Purchased power expense increased 49.9% for the six months ended June 30, 2003 compared with the six months ended June 30, 2002 as a result of a 20.6% increase in mwh purchases combined with a 24.2% increase in the cost per mwh purchased. Increased demand for electricity brought on by the colder weather in the first quarter 2003 was the main factor contributing to the increases in the volume of power purchased. The increase in the cost per mwh of purchased power resulted from an increase in generation fuel costs combined with a decrease in available generation in the region as discussed above.

The $2.8 million (7.3%) increase in other electric operation and maintenance expenses for the six months ended June 30, 2003 compared with the six months ended June 30, 2002 reflects a $1.5 million increase in maintenance expenses at Coyote Station mainly related to its scheduled maintenance shutdown and $0.6 million increase in maintenance costs at Big Stone Plant mainly related to a boiler wash. The increase in other electric operation and maintenance expenses also includes a $1.7 million increase in labor expenses due to a general wage increase and an increase in employee benefit costs, a $0.4 million increase in economic development expenses mainly related to an agricultural products processing plant and a $0.4 million increase in management incentives offset by a $1.8 million reduction in costs related to contracted construction work between the periods. The 4.0% increase in depreciation expense is due to a 3.1% increase in depreciable plant in 2002. Overall, the Company expects strong performance in the electric segment for 2003.

Plastics

	Six months ended
	June 30,
(in thousands)	2003	2002	Change

Operating revenues	$42,582	$40,280	$2,302
Cost of goods sold	35,059	30,390	4,669
Operating expenses	1,904	2,189	(285)
Depreciation and amortization	993	874	119

Operating (loss) income	$4,626	$6,827	$(2,201)

The 5.7% increase in operating revenues for the six months ended June 30, 2003 compared with the six months ended June 30, 2002 is the result of a 21.1% increase in the price per pound of PVC pipe sold offset by a 12.7% decrease in pounds of PVC pipe sold. Cost of goods sold increased 15.4% between the periods despite the decrease in pounds of pipe sold as a result of a 32.2% increase in the cost per pound of PVC pipe sold. The cost per pound of resin, the raw material used to produce PVC pipe, increased 45.5% between the periods. Operating expenses decreased 13.0% primarily due to decreased compensation directly related to the decrease in sales. The 13.6% increase in depreciation and amortization expense is due to a $3.5 million increase in depreciable plant in 2002 and a $3.0 million increase in depreciable plant in 2003. Given current inventory levels and expected softness in resin prices, the Company believes the downturn in the plastics segment will be deeper than previously expected and, as a result, earnings expectations have been reduced for plastics segment for the rest of 2003.

The companies in this segment are highly dependent on a limited number of third-party vendors for PVC resin. For the six months ended June 30, 2003 and 2002, purchases of raw materials from two vendors totaled 95.2% and 59.8%, respectively, of total resin purchases. The companies in this segment believe their relationships with their key raw material vendors are good. However, the loss of a key supplier or any interruption or delay in the supply of PVC resin could have a significant impact on the plastics segment.

Manufacturing

	Six months ended
	June 30,
(in thousands)	2003	2002	Change

Operating revenues	$83,557	$67,070	$16,487
Cost of goods sold	62,625	50,920	11,705
Operating expenses	10,707	8,189	2,518
Depreciation and amortization	3,820	2,980	840

Operating income	$6,405	$4,981	$1,424

The 24.6% increase in operating revenues for the six months ended June 30, 2003 compared with the six months ended June 30, 2002 reflects a $17.2 million increase in revenue related to the waterfront equipment company acquisitions completed in May and October of 2002, an increase of $3.6 million from the Company’s manufacturer of thermoformed plastic and horticultural products, an increase of $2.1 million from the metal parts stamping and fabrication company and an increase of $0.3 million from the manufacturer of automobile frame-straightening equipment. These increases were offset by decreases in revenue of $3.9 million from the company that manufactures structural steel products and $2.8 million from the Company’s manufacturer of wind towers.

The 23.0% increase in cost of goods for the six months ended June 30, 2003 compared with the six months ended June 30, 2002 primarily reflects a $12.6 million increase in costs of goods sold at the waterfront equipment companies combined with increased costs of $2.4 million from the metal parts stamping and fabrication company, $1.6 million from the Company’s manufacturer of thermoformed plastic and horticultural products and $0.3 million from the manufacturer of automobile frame-straightening equipment. These increases were offset by reductions in cost of goods sold of $3.0 million at the Company’s manufacturer of wind towers and $2.2 million at the company that manufactures structural steel products.

The 30.7% increase in manufacturing operating expenses for the six months ended June 30, 2003 compared with the six months ended June 30, 2002 reflects a $2.9 million increase in operating expenses related to the waterfront equipment company acquisitions offset by a $0.4 million decrease in operating expenses at the Company’s manufacturer of wind towers. Depreciation and amortization expenses increased 28.2% between the periods as a result of the waterfront equipment company acquisitions and significant plant additions in 2002 most of which were at the metal parts stamping and fabrication company.

Results in the manufacturing segment were mixed depending on the types of businesses served by our manufacturing companies. At the start of the year, the Company believed that economic conditions would improve by the third quarter of 2003. Generally, however, the Company believes the soft economy will continue through the balance of 2003. The continuing economic uneasiness, coupled with the impact of steel tariffs, foreign competition and continued pressure from customers for price reductions are expected to place considerable downward pressure on the earnings of the metal fabrication companies, including those that manufacture towers for the wind energy industry. As a result, the Company’s earnings expectations from this segment have been reduced for the balance of 2003.

Health Services

	Six months ended
	June 30,
(in thousands)	2003	2002	Change

Operating revenues	$47,230	$44,752	$2,478
Cost of goods sold	35,324	31,148	4,176
Operating expenses	7,815	6,547	1,268
Depreciation and amortization	2,463	2,007	456

Operating income	$1,628	$5,050	$(3,422)

The 5.5% increase in health services operating revenues for the six months ended June 30, 2003 compared with the six months ended June 30, 2002 reflects $3.6 million in additional scan and other services revenue mostly from the acquisitions that occurred in 2002 and May 2003 offset by a $1.1 million reduction in revenue from equipment sales in the first quarter of 2003 compared to the first quarter of 2002. Revenues from the sale of diagnostic imaging equipment increased $0.2 million in the second quarter of 2003 compared with the second quarter of 2002 and are expected to increase for the balance of 2003 in part due to two recent acquisitions that will add to the products and geographic territory of the sales and service operations. The number of scans performed increased 17.4% mainly due to the 2002 acquisitions while the average fee per scan decreased 2.7%.

Although revenues from imaging services increased by $3.6 million, the increase was overshadowed by increases in equipment and infrastructure costs incurred to support expected revenue growth. While operating income for the six months ended June 30, 2003 was significantly less than operating income for the same period a year ago, the segment’s results improved significantly from the first quarter of 2003 to the second quarter of 2003, in part due to the results of steps taken by management to address the integration of Computed Imaging Services and operating expenses of the diagnostic imaging operations.

Other Business Operations

	Six months ended
	June 30,
(in thousands)	2003	2002	Change

Operating revenues	$51,827	$35,913	$15,914
Cost of goods sold	35,369	19,521	15,848
Operating expenses	18,293	17,470	823
Depreciation and amortization	2,353	2,458	(105)

Operating loss	$(4,188)	$(3,536)	$(652)

The 44.3% increase in operating revenues for the six months ended June 30, 2003 compared with the six months ended June 30, 2002 was mostly due to a $12.2 million increase in revenues from natural gas sales at the Company’s energy services company related to an increase in natural gas prices while construction revenues increased by $3.2 million and transportation revenues increased by $1.2 million between the periods. Other energy services revenues decreased by $0.5 million between the periods as a result of downsizing in this area due to the changing landscape in the deregulated electric utility industry. The 81.2% increase in cost of goods sold reflects a $12.4 million increase in the cost of natural gas sold by the energy services company and a $4.0 million increase in construction costs at the construction companies, offset by a $0.5 million decrease in other energy services costs.

The 4.7% increase in operating expenses between the periods reflects a $1.2 million increase in transportation operating expenses and a $0.4 million increase in construction company operating expenses, offset by a $0.8 million reduction in energy services operating expenses.

Construction margins have declined due to the sluggish economy and increased competition for available work. The construction operating losses were partially offset by a $0.4 million decrease in operating losses from our energy services company. Our transportation company continues to be profitable but is faced with downward pressure on operating margins because of the slow economy, increased fuel and insurance costs and highly competitive pricing.

Other Income — net, Interest Charges, and Income Taxes

For the six months ended June 30, 2003 compared with the six months ended June 30, 2002, other income increased $854,000 due to the recording of $300,000 in approved conservation improvement plan incentives in 2003 and a $367,000 reduction in expenditures related to investigating the feasibility of constructing a second electricity generating unit at the electric utility’s Big Stone Plant.

The $145,000 (1.7%) increase in interest charges is mainly due to higher short-term debt balances outstanding for the six months ended June 30, 2003 compared with the six months ended June 30, 2002.

The $2.5 million (25.5%) decrease in income tax expense between the periods is primarily the result of a $4.9 million reduction in income before income tax for the six months ended June 30, 2003 compared with the six months ended June 30, 2002. The reduction in the effective tax rate from 32.4% for the six months ended June 30, 2002 to 28.7% for the six months ended June 30, 2003 is due to a decrease in taxable income relative to the level of tax credits and permanent differences between book income and taxable income.

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

Goodwill Impairment

The Company currently has $1.0 million of goodwill recorded on its balance sheet related to its energy services subsidiary that markets natural gas to approximately 150 retail customers. At June 30, 2003, evaluation of projected cash flows from these operations indicated that the related goodwill was not impaired. However, actual and projected cash flows from these operations are subject to fluctuations due to low profit margins on natural gas sales combined with high volatility of natural gas prices. Reductions in profit margins or the volume of natural gas sales from these operations could result in an impairment of all or a portion of its related goodwill. The Company will continue to evaluate this reporting unit for impairment as conditions warrant.

On September 1, 1999 the Company acquired the flatbed trucking operations of E. W. Wylie Corporation (Wylie). The Company currently has $6.7 million of goodwill recorded on its balance sheet relating to this acquisition. Highly competitive pricing in the trucking industry in recent years has resulted in decreased operating margins and lower returns on invested capital for Wylie. The Company’s current projections are for operating margins to increase from current levels over the next three to five years as demand for shipping increases relative to available shipping capacity and additional revenues are generated from added terminal locations. If current conditions persist and operating margins do not increase according to Company projections, the reductions in anticipated cash flows from transportation operations may indicate that the fair value of Wylie is less than its book value resulting in an impairment of goodwill and a corresponding charge against earnings. At June 30, 2003, assessment of Wylie indicated that its goodwill was not impaired. The Company will continue to evaluate this reporting unit for impairment as conditions warrant.

A discussion of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. There were no material changes in critical accounting policies or estimates during the quarter ended June 30, 2003.

Forward Looking Information — Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the Act), the Company has filed cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements, words such as “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Act and are included, along with this statement, for purposes of complying with the safe harbor provision of the Act. Factors that might cause such differences include, but are not limited to, the Company’s ongoing involvement in diversification efforts, the timing and scope of deregulation and open competition, growth of electric revenues, impact of the investment performance of the utility’s pension plan, changes in the economy, governmental and regulatory action, weather conditions, fuel and purchased power costs, environmental issues, resin prices, and other factors discussed under “Factors affecting future earnings” on pages 27-28 of the Company’s 2002 Annual Report to Shareholders, which is incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission. The Company is not obligated to publicly update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2003 the Company had limited exposure to market risk associated with interest rates and commodity prices and no exposure to market risk associated with changes in foreign currency exchange rates.

The majority of the Company’s long-term debt has fixed interest rates. The interest rate on variable rate long-term debt is reset on a periodic basis reflecting current market conditions. The Company manages its interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt. As of June 30, 2003, the Company had $14.9 million of long-term debt subject to variable interest rates. Assuming no change in the Company’s financial structure, if variable interest rates were to average 1% higher or lower than the average variable rate on June 30, 2003, interest expense and pre-tax earnings would change by approximately $149,000 on an annual basis.

The Company has short-term borrowing arrangements to provide financing for working capital and other purposes for its nonelectric operations. The level of borrowings under these arrangements varies from period to period, depending upon, among other factors, operating needs and capital expenditures. On June 30, 2003 the Company had $50 million outstanding short-term borrowings under these arrangements. However, the Company obtained a commitment letter from a third-party lender on July 25, 2003 to refinance, on a long-term basis, $16.3 million of short-term borrowings.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2003, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.

During the fiscal quarter ended June 30, 2003, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 14, 2003, for the purpose of electing three nominees to the Board of Directors with terms expiring in 2006, approving the appointment of auditors and to consider a proposal to require Otter Tail Corporation to change its method of accounting and reporting of stock options. All nominees for directors as listed in the proxy statement were elected. The names of each other director whose term of office continued after the meeting are as follows: Dennis R. Emmen, Kenneth L. Nelson, Nathan I. Partain, Arvid R. Liebe, John C. MacFarlane and Gary J. Spies. The voting results are as follows:

	Shares	Shares Voted	Broker
Election of Directors	Voted For	Withheld Authority	Non-votes

Thomas M. Brown	19,703,838	2,169,005	1,333,242
Maynard D. Helgaas	21,269,219	603,624	1,333,242
Robert N. Spolum	21,260,956	611,887	1,333,242

		Shares	Shares
	Shares	Voted	Voted	Broker
	Voted For	Against	Abstain	Non-votes

Approval of Auditors	21,253,582	375,380	243,881	1,333,242
Proposal on Accounting for Stock Options	5,814,710	11,233,901	857,405	5,355,787

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

4-A	Second Amendment to Credit Agreement dated as of April 29, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K.

The Company filed a Form 8-K on April 28, 2003 to furnish under Item 12 the press release issued on April 28, 2003 to report its earnings for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION

By: /s/ Kevin G. Moug

Kevin G. Moug Chief Financial Officer and Treasurer (Chief Financial Officer/Authorized Officer)

Dated: August 14, 2003

EXHIBIT INDEX

Exhibit Number	Description

4-A	Second Amendment to Credit Agreement dated as of April 29, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.