Form 10-Q
period 2003-09-30
OTTER TAIL CORP
filed 2003-11-14
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	0-368

OTTER TAIL CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-0462685

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 South Cascade Street, Box 496, Fergus Falls, Minnesota	56538-0496

(Address of principal executive offices)	(Zip Code)

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

October 31, 2003 — 25,717,832 Common Shares ($5 par value)

OTTER TAIL CORPORATION

INDEX

Part I.	Financial Information	Page No.

Item 1.	Financial Statements

	Consolidated Balance Sheets — September 30, 2003 and December 31, 2002 (Unaudited)	2 & 3

	Consolidated Statements of Income — Three and Nine Months Ended September 30, 2003 and 2002 (Unaudited)	4

	Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2003 and 2002 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27-29

Item 4.	Controls and Procedures	29

Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	30

Signatures		30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Otter Tail Corporation
Consolidated Balance Sheets
(Unaudited)
-Assets-

	September 30,	December 31,
	2003	2002

	(Thousands of dollars)
Current assets
Cash and cash equivalents	$—	$9,937
Accounts receivable:
Trade—net	108,018	81,670
Other	9,543	1,466
Inventories	56,158	44,154
Deferred income taxes	4,492	4,487
Accrued utility revenues	8,083	11,633
Costs and estimated earnings in excess of billings	16,873	5,529
Other	17,935	5,337

Total current assets	221,102	164,213
Investments and other assets	35,963	36,135
Goodwill—net	66,431	64,557
Other intangibles—net	5,626	5,592
Deferred debits
Unamortized debt expense and reacquisition premiums	8,310	8,895
Regulatory assets	12,269	10,238
Other	912	1,220

Total deferred debits	21,491	20,353
Plant
Electric plant in service	866,173	835,382
Nonelectric operations	187,947	178,656

Total plant	1,054,120	1,014,038
Less accumulated depreciation and amortization	470,069	467,759

Plant—net of accumulated depreciation and amortization	584,051	546,279
Construction work in progress	21,576	41,607

Net plant	605,627	587,886

Total	$956,240	$878,736

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Balance Sheets
(Unaudited)
-Liabilities-

	September 30,	December 31,
	2003	2002

	(Thousands of dollars)
Current liabilities
Short-term debt	$37,251	$30,000
Current maturities of long-term debt	9,347	7,690
Accounts payable	66,431	52,430
Accrued salaries and wages	13,813	18,194
Accrued federal and state income taxes	6,317	—
Other accrued taxes	9,271	10,150
Other accrued liabilities	9,761	5,760

Total current liabilities	152,191	124,224
Pensions benefit liability	22,844	20,484
Other postretirement benefits liability	22,735	20,382
Other noncurrent liabilities	10,764	7,840
Deferred credits
Deferred income taxes	100,646	94,147
Deferred investment tax credit	11,918	12,782
Regulatory liabilities	25,839	9,133
Other	1,959	2,550

Total deferred credits	140,362	118,612
Capitalization
Long-term debt, net of current maturities	268,436	258,229
Cumulative preferred shares authorized 1,500,000 shares without par value; outstanding 2003 and 2002 — 155,000 shares	15,500	15,500
Cumulative preference shares — authorized 1,000,000 shares without par value; outstanding — none	—	—
Common shares, par value $5 per share authorized 50,000,000 shares; outstanding 2003 — 25,717,067 and 2002 — 25,592,160	128,585	127,961
Premium on common shares	26,293	24,135
Unearned compensation	(3,623)	(1,946)
Retained earnings	184,223	175,304
Accumulated other comprehensive loss	(12,070)	(11,989)

Total common equity	323,408	313,465
Total capitalization	607,344	587,194

Total	$956,240	$878,736

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

	(In thousands, except share and per share amounts)
Operating revenues
Electric	$113,434	$82,049	$284,906	$228,339
Plastics	23,414	22,370	65,996	62,650
Manufacturing	49,793	34,576	133,350	101,646
Health services	26,284	23,019	73,514	67,771
Other business operations	27,777	23,736	79,604	59,649

Total operating revenues	240,702	185,750	637,370	520,055
Operating expenses
Production fuel	14,307	11,107	37,980	33,569
Purchased power	45,103	27,703	108,878	70,262
Other electric operation and maintenance expenses	24,010	20,143	65,383	58,698
Cost of goods sold	101,319	73,446	269,697	205,425
Other nonelectric expenses	19,398	16,926	58,117	51,321
Depreciation and amortization	11,718	10,880	34,208	31,570
Property taxes	2,553	2,537	7,591	7,419

Total operating expenses	218,408	162,742	581,854	458,264
Operating income (loss)
Electric	20,863	14,316	45,614	39,777
Plastics	(165)	3,998	4,461	10,825
Manufacturing	49	1,737	6,454	6,718
Health services	1,877	1,499	3,505	6,549
Other business operations	(330)	1,458	(4,518)	(2,078)

Total operating income	22,294	23,008	55,516	61,791
Other income — net	25	746	1,288	1,155
Interest charges	4,528	4,518	13,344	13,189

Income before income taxes	17,791	19,236	43,460	49,757
Income taxes	5,830	6,354	13,203	16,256

Net income	11,961	12,882	30,257	33,501
Preferred dividend requirements	184	184	552	552

Earnings available for common shares	$11,777	$12,698	$29,705	$32,949

Basic earnings per common share	$0.46	$0.50	$1.16	$1.32
Diluted earnings per common share	$0.46	$0.50	$1.15	$1.30
Average number of common shares outstanding — basic	25,708,199	25,327,522	25,657,717	25,037,601
Average number of common shares outstanding — diluted	25,868,975	25,496,519	25,810,697	25,269,011
Dividends per common share	$0.270	$0.265	$0.810	$0.795

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2003	2002

	(Thousands of dollars)
Cash flows from operating activities
Net income	$30,257	$33,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,208	31,570
Deferred investment tax credit — net	(864)	(864)
Deferred income taxes	4,628	(1,208)
Change in deferred debits and other assets	(1,587)	(5,445)
Change in noncurrent liabilities and deferred credits	5,397	2,972
Allowance for equity (other) funds used during construction	(1,214)	(1,537)
Unrealized gains on derivatives net of regulatory deferral	(3,901)	—
Other — net	1,330	1,258
Cash provided by (used for) current assets & current liabilities:
Change in receivables and inventories	(45,985)	(1,848)
Change in other current assets	(12,164)	(7,870)
Change in payables and other current liabilities	8,463	(5,547)
Change in interest and income taxes payable	9,230	5,701

Net cash provided by operating activities	27,798	50,683
Cash flows from investing activities
Capital expenditures	(35,827)	(54,358)
Proceeds from disposal of noncurrent assets	931	1,042
Acquisitions, net of cash acquired	(1,815)	(9,120)
Sale of other investments	1,129	884

Net cash used in investing activities	(35,582)	(61,552)
Cash flows from financing activities
Net borrowings under line of credit	7,181	—
Proceeds from employee stock plans	829	2,293
Proceeds from issuance of long-term debt	18,638	65,072
Payments for retirement of long-term debt	(6,963)	(28,291)
Payments for debt issuance expenses	(98)	(2,348)
Dividends paid and other distributions	(21,740)	(20,499)

Net cash (used in) provided by financing activities	(2,153)	16,227
Net change in cash and cash equivalents	(9,937)	5,358
Cash and cash equivalents at beginning of period	9,937	11,378

Cash and cash equivalents at end of period	$—	$16,736

Supplemental cash flow information
Cash paid for interest and income taxes
Interest	$10,347	$11,283
Income taxes	$2,308	$14,196

See accompanying notes to consolidated financial statements

OTTER TAIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated results of operations for the periods presented. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes as of and for the years ended December 31, 2002, 2001 and 2000 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Because of seasonal and other factors, the earnings for the three and nine-month periods ended September 30, 2003, should not be taken as an indication of earnings for all or any part of the balance of the year.

Acquisitions

The Company completed two acquisitions during the quarter ended June 30, 2003 and one additional acquisition in the quarter ended September 30, 2003, none of which individually, or in aggregate, was material, in the health services segment for approximately $1.9 million in cash. The company has recorded $1,874,000 of goodwill related to these acquisitions. Disclosure of pro forma information related to the results of operations of the acquired entities for the periods presented in this report is not required due to immateriality.

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

Some of the operating businesses enter into fixed-price construction contracts. Revenues under these contracts are recognized on a percentage-of-completion basis. The method used to determine the progress of completion is based on the ratio of costs incurred to total estimated costs. The following summarizes costs incurred, billings and estimated earnings recognized on uncompleted contracts:

	September 30,	December 31,
(in thousands)	2003	2002

Costs incurred on uncompleted contracts	$88,762	$42,768
Less billings to date	(80,149)	(44,572)
Plus estimated earnings recognized	7,343	6,340

	$15,956	$4,536

The following amounts are included in the Company’s consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts are included in Accounts Payable:

	September 30,	December 31,
(in thousands)	2003	2002

Costs and estimated earnings in excess of billings on uncompleted contracts	$16,873	$5,529
Billings in excess of costs and estimated earnings on uncompleted contracts	(917)	(993)

	$15,956	$4,536

The percent of revenue recognized under the percentage-of-completion method compared to total consolidated revenues was 15.7% for the nine months ended September 30, 2003 compared with 11.6% for the nine months ended September 30, 2002.

Stock-based compensation

The Company has elected to follow the accounting provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

Had compensation costs for the stock options issued been determined based on estimated fair value at the award dates, as prescribed by SFAS No. 123, the Company’s net income for three and nine-month periods ended September 30, 2003 and September 30, 2002 would have decreased as presented in the table below. This may not be representative of the pro forma effects for future periods if additional options are granted.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2003	2002	2003	2002

Net income
As reported	$11,961	$12,882	$30,257	$33,501
Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(260)	(260)	(725)	(779)

Pro forma	$11,701	$12,622	$29,532	$32,722

Basic earnings per share
As reported	$0.46	$0.50	$1.16	$1.32
Pro forma	$0.45	$0.49	$1.13	$1.28
Diluted earnings per share
As reported	$0.46	$0.50	$1.15	$1.30
Pro forma	$0.45	$0.49	$1.12	$1.27

Reclassifications

Certain prior year amounts reported on the Company’s consolidated balance sheet have been reclassified to conform to 2003 presentation. Such reclassifications had no impact on net income, shareholders’ equity or cash provided by operating activities.

Inventories

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2003	2002

Finished goods	$18,939	$15,795
Work in process	7,740	1,438
Raw material, fuel and supplies	29,479	26,921

	$56,158	$44,154

Goodwill and Other Intangible Assets

The carrying amount of goodwill increased by $1,874,000 during the nine months ended September 30, 2003 as a result of three acquisitions in the health services segment in 2003.

The following table summarizes the components of the Company’s intangible assets at September 30, 2003 and December 31, 2002.

	September 30, 2003			December 31, 2002

	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount

Amortized intangible assets:
Covenants not to compete	$2,110	$1,368	$742	$1,920	$1,143	$777
Other intangible assets including contracts	2,314	1,050	1,264	2,079	884	1,195

Total	$4,424	$2,418	$2,006	$3,999	$2,027	$1,972

Non-amortized intangible assets:
Brandname	$3,620	$—	$3,620	$3,620	$—	$3,620

Intangible assets with finite lives are being amortized over average lives ranging from one to five years. The amortization expense for these intangible assets was $448,000 for the nine months ended September 30, 2003 compared to $391,000 for the nine months ended September 30, 2002. The estimated annual amortization expense for these intangible assets for the next five years is: $603,000 for 2003, $593,000 for 2004, $387,000 for 2005, $264,000 for 2006 and $152,000 for 2007.

New Accounting Standards

The Financial Accounting Standards Board (FASB) has issued SFAS No. 143, Accounting for Asset Retirement Obligations (ARO), which provides accounting requirements for retirement obligations associated with tangible long-lived assets. The Company adopted SFAS No. 143 on January 1, 2003. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal constructions under the doctrine of promissory estoppel. Adoption of SFAS No. 143 changed the accounting for ARO costs of the utility’s generating plants. As of June 30, 2003 the Company transferred $13.6 million in accumulated reserves related to net salvage costs on assets with ARO from accumulated depreciation to a regulatory liability account in accordance with the requirements of SFAS No. 143 and Federal Energy Regulatory Commission rules issued on April 9, 2003. SFAS No. 143 requires the present value of the future decommissioning cost to be recognized as a liability on the balance sheet with an offsetting amount being added to the capitalized cost of the related long-lived asset. The liability will be accreted to its present value each period and the capitalized cost will be depreciated over the useful life of the related asset.

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

The present value of the legal asset retirement obligations as of September 30, 2003 of $1,568,000 is included in Other noncurrent liabilities on the Company’s September 30, 2003 consolidated balance sheet. The $1,568,000 liability includes the original obligation of $377,000 plus accumulated accretion expense of $1,113,000 from the date the obligation arose through January 1, 2003, plus $78,000 of additional accumulated accretion expense for the nine months ended September 30, 2003. Since the recovery of these estimated removal costs, which include accretion, has been provided for through the recovery of depreciation expense included as a component of current electric retail rates, there is no cumulative effect on income to be recorded related to the adoption of this accounting principle. The difference between current accretion expense and depreciation expense based on approved rates will accumulate as a regulatory asset until the actual cost to settle the asset retirement obligation has been incurred. At that time, the associated regulatory asset will be transferred to the associated regulatory liability account as required by regulatory accounting rules. The effects of the transitional noncash transactions described above are not reflected in the Company’s consolidated statement of cash flows for the nine months ended September 30, 2003.

The following table shows the amount of the asset retirement obligation liability that would have been included in Other noncurrent liabilities in prior periods had the requirements of SFAS No. 143 been in effect in those periods.

	As of September 30,		As of December 31,
(in thousands)	2003	2002	2002	2001

As reported	$1,568	—	—	—
Pro forma	$1,568	$1,465	$1,490	$1,392

The FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, in April 2003. The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. With the issuance of SFAS No.149, any forward contracts for the purchase or sale of energy entered into after June 30, 2003, that do not meet the definition of a capacity contract and are subject to unplanned netting, referred to as a book out in the utility industry, are not eligible for the normal purchases and sales exception provided for under SFAS No. 133 and modified by SFAS No. 149. These contracts are considered derivatives and are now subject to mark-to-market accounting. This classification applies to virtually all of the Company’s forward wholesale purchases and sales of energy, which, prior to the issuance of SFAS No. 149, qualified for the normal purchases and sales exception from mark-to-market accounting treatment. As a result of the issuance of SFAS No. 149, unrealized gains and losses on forward purchases and sales of energy are now recorded by the Company. All provisions of this statement have been applied prospectively.

The Company recorded $3.9 million in net unrealized gains for the three and nine-month periods ended September 30, 2003, which reflects the difference between the contracted prices for forward purchases and sales of energy and the September 30, 2003 market prices for contracts with matching terms and characteristics. A portion of the net unrealized gain is not reflected in current income but has been deferred under regulatory accounting treatment until realized at the time of physical delivery. See further discussion of the Company’s marked-to-market position on forward energy contracts under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At the July 31, 2003 Emerging Issues Task Force (EITF) meeting, EITF Issue 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, and Not “Held for Trading Purposes ” as Defined in Issue No. 02-3, was discussed. The EITF reached a consensus by agreeing that determining whether realized gains and losses on derivative contracts not “held for trading purposes” should be reported on a net or gross basis is a matter of judgment that depends on the relevant facts and circumstances. The FASB ratified the EITF consensus at its August 13, 2003 meeting. The reporting requirements of EITF Issue 03-11 will be applicable to financial statement presentation in the fourth quarter of 2003. The FASB staff believes that transition for the consensus reached on this Issue should require that comparative financial statements for prior periods be reclassified to conform to the consensus. Early application of any consensus is permitted. The Company will determine the appropriate reporting treatment for its forward energy transactions under EITF Issue 03-11 in the fourth quarter of 2003. Application of the reporting requirements of EITF 03-11, whether under a gross or net basis, will not have an effect on the Company’s consolidated net income, financial position or cash flows.

FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, that addresses consolidation by business enterprises of variable interest entities which have certain characteristics related to equity at risk and rights and obligations to profits and losses. The effective date for FIN 46 has been deferred until the fourth quarter of 2003 for interests in variable interest entities created before February 1, 2003 and held by a public entity that has not previously applied the provisions of FIN 46. The Company is reviewing its investments reported on an equity-method basis to determine if the provisions of FIN 46 apply to those investments.

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

Operating Income (Loss)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2003	2002	2003	2002

Electric	$20,863	$14,316	$45,614	$39,777
Plastics	(165)	3,998	4,461	10,825
Manufacturing	49	1,737	6,454	6,718
Health services	1,877	1,499	3,505	6,549
Other business operations	(330)	1,458	(4,518)	(2,078)

Total	$22,294	$23,008	$55,516	$61,791

Identifiable Assets

	September 30,	December 31,
(in thousands)	2003	2002

Electric	$591,285	$550,855
Plastics	59,812	54,926
Manufacturing	148,576	114,120
Health services	68,270	64,785
Other business operations	88,297	94,050

Total	$956,240	$878,736

Substantially all sales and long-lived assets of the Company are within the United States.

Common Shares and Earnings per Share

On April 14, 2003 the Company’s Board of Directors granted 222,750 stock options to key management employees and 90,900 shares of restricted stock to certain key executives and the directors under the 1999 Stock Incentive Plan. The exercise price of the stock options is equal to the fair market value per share at the date of the grant. The options vest ratably over a four-year period and expire ten years after the date of the grant. As of September 30, 2003 a total of 1,697,111 options were outstanding and a total of 193,094 shares of restricted stock had been issued under the Plan. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25.

Basic earnings per common share are calculated by dividing earnings available for common shares by the average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

Comprehensive Income

The only element of comprehensive income for the three months ended September 30, 2003 was net income of $12.0 million as compared to $12.9 million of net income for the three months ended September 30, 2002. The only elements of comprehensive income for the nine months ended September 30, 2003 were net income of $30.3 million and an additional accumulated comprehensive loss of $81,000 related to the Company’s Executive Survivor & Supplemental Retirement Plan as compared to $33.5 million of net income for the nine months ended September 30, 2002.

Regulatory Assets and Liabilities

As a regulated entity the Company and the electric utility account for the financial effects of regulation in accordance with SFAS No. 71, Accounting for the Effect of Certain Types of Regulation. This statement allows for the recording of a regulatory asset or liability for costs that will be collected or refunded through the ratemaking process in the future.

The following table indicates the amount of regulatory assets and liabilities recorded on the Company’s consolidated balance sheet:

	September 30,	December 31,
(in thousands)	2003	2002

Regulatory assets:
Deferred income taxes	$11,577	$10,238
Debt expenses and reacquisition premiums	3,975	4,323
Deferred conservation program costs	664	844
Plant acquisition costs	296	329
Deferred marked-to-market losses	605	—
Accrued cost-of-energy revenue	41	768
Accumulated ARO accretion/depreciation adjustment	87	—

Total regulatory assets	$17,245	$16,502

Regulatory liabilities:
Accumulated depreciation on ARO assets’ negative salvage	$13,056	$—
Deferred income taxes	8,433	8,960
Deferred marked-to-market gains	4,181	—
Gain on sale of division office building	169	173

Total regulatory liabilities	$25,839	$9,133

Net regulatory (liability)/asset position	$(8,594)	$7,369

The regulatory assets and liabilities related to deferred income taxes are the result of the adoption of SFAS No. 109, Accounting for Income Taxes. Deferred conservation program costs included in Deferred debits – Other represent mandated conservation expenditures recoverable through retail electric rates over the next 1.5 years. Plant acquisition costs included in Deferred debits — Other will be amortized over the next 7 years. Accrued cost-of-energy revenue included in Accrued utility revenues will be recovered over the next nine months. All deferred marked-to-market gains and losses are related to forward purchases and sales of energy scheduled for delivery prior to May 2004. The remaining regulatory assets and liabilities are being recovered from electric customers over the next 32 years.

If for any reason, the Company’s regulated businesses cease to meet the criteria for application of SFAS No. 71 for all or part of their operations, the regulatory assets and liabilities that no longer meet such criteria would be removed from the consolidated balance sheet and included in the consolidated statement of income as an extraordinary expense or income item in the period in which the application of SFAS No. 71 ceases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MATERIAL CHANGES IN FINANCIAL POSITION

For the period 2003 through 2007, the Company estimates that funds internally generated net of forecasted dividend payments will be sufficient to meet scheduled debt retirements and provide for most of its estimated consolidated capital expenditures. Reduced demand for electricity or products manufactured and sold by the Company could have an effect on funds internally generated. Additional short-term or long-term financing will be required in the period 2003 through 2007 to provide for the balance of estimated consolidated capital expenditures, in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, to complete acquisitions or for other corporate purposes. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financing or otherwise, or that if such financing is available, it will be available on terms acceptable to the Company. If adequate funds are not available on acceptable terms, the Company’s business, results of operations and financial condition could be adversely affected.

The Company has the ability to issue up to an additional $135 million of unsecured debt securities from time to time under its shelf registration statement on file with the SEC.

On August 25, 2003, the Company’s line of credit was increased to $70 million. This line is available to support borrowings of the Company’s nonelectric operations. The Company anticipates the electric utility’s cash requirements through April 2004 will be provided for by cash flows from electric utility operations. As of September 30, 2003, $37,251,000 of the $70 million line was in use. The Company’s obligations under this line of credit are guaranteed by a 100%-owned subsidiary of the Company that owns substantially all of the Company’s nonelectric companies.

The line of credit contains a number of covenants that restrict the Company’s ability, with significant exceptions, to: engage in mergers or consolidations; dispose of assets; create liens on assets; engage in transactions with affiliates; take any action which would result in a decrease in the ownership interest in any subsidiary; redeem stock or any subsidiary’s stock and pay dividends on stock; make investments, loans or advances; guaranty the obligations of other persons or agree to maintain the net worth or working capital of, or provide funds to satisfy any other financial test applicable to, any other person; and enter into a contract that requires payment to be made by the Company whether or not delivery of the materials, supplies or services is ever made under the contract. In addition, the Company is required to comply with specified financial covenants, including maintaining a debt-to-total capitalization ratio not in excess of 60% and an interest and dividend coverage ratio of at least 1.5 to 1. As of September 30, 2003, the Company was in compliance with all of the covenants under the line of credit. The interest rate under the line of credit is subject to adjustment in the event of a change in ratings on the Company’s senior unsecured debt, up to LIBOR plus 0.8% if the ratings on the Company’s senior unsecured debt fall to BBB+ or below (Standard & Poor’s) or Baa1 or below (Moody’s). The line of credit also provides for accelerated repayment in the event the Company’s long-term unsecured and unsubordinated debt is rated below BBB- (Standard & Poor’s) or Baa3 (Moody’s).

On September 24, 2003, the Company borrowed $16.3 million under a loan agreement with Lombard US Equipment Finance Corporation in the form of an unsecured note. The terms of the note require quarterly principal payments in the amount of $582,143 commencing in January 2004 with a final installment due on October 2, 2006, the stated maturity date of the note. The term of the note can be extended for additional one-year periods following the stated maturity date through October 1, 2010. The note bears interest at a variable rate of 3-month LIBOR plus 1.43% on the unpaid principal balance with interest payments due quarterly commencing on October 1, 2003 until the principal balance is repaid in full. The Company used proceeds from the note to pay down borrowings under the Company’s line of credit that were used to finance acquisitions and capital expenditures of its nonelectric subsidiaries. The covenants associated with the note are consistent with existing credit facilities. There are no rating triggers associated with this note.

Cash provided by operating activities of $27.8 million for the nine months ended September 30, 2003 combined with cash on hand of $9.9 million as of December 31, 2002 allowed the Company to pay dividends and fund 45% of its capital expenditures. The remaining capital expenditures have been funded through short-term borrowings and the issuance of long-term debt. Net cash provided by operating activities decreased $22.9 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 primarily as a result of an increase in receivables, inventories and other current assets of $58.1 million offset by an increase in accounts payable and other current liabilities and interest and income taxes payable of $17.7 million in the first nine months of 2003 compared to an increase in receivables, inventories and other current assets of $9.7 million in the first nine months of 2002. The increase in cash used for working capital in the first nine months of 2003 compared to the first nine months of 2002 of $30.9 million was partially offset by a $5.8 million net change in cash provided by an increase in deferred income taxes payable in 2003 of $4.6 million compared to a $1.2 million decrease in deferred income taxes payable in 2002 and a $2.4 million net increase in noncurrent liabilities and deferred credits from 2002 to 2003.

Receivables in the manufacturing segment increased $13.7 million in the first nine months of 2003 mainly related to increased sales in this segment with receivable increases of $5.9 million at the wind tower manufacturing company, $3.1 million at the waterfront equipment company related to seasonal sales increases, $2.7 million at the metal parts stamping and fabrication company and $1.7 million at the Company’s manufacturer of structural steel products. The electric utility’s receivables increased $10.7 million from December 31, 2002 to September 30, 2003 as a result of increases in wholesale sales of electricity and billings for contracted electrical construction work in September of 2003 compared to December of 2002. Receivables at the construction companies increased $4.6 million from December 31, 2002 to September 30, 2003, coinciding with a normal increase in regional construction business from winter to summer. Receivables at the transportation company increased $2.3 million in the first nine months of 2003 mainly due to increased brokerage activity. A $2.1 million increase in receivables in the plastics segment from December 31, 2002 to September 30, 2003 is reflective of increased sales and increased product prices in the third quarter of 2003 compared to the fourth quarter of 2002.

The increase in inventories in the first nine months of 2003 is mainly due to a $5.7 million build-up of inventories at the Company’s manufacturer of wind towers, a $3.3 million increase in inventories at the other manufacturing companies related to recent increases in sales and production activity and a $2.0 million increase in inventory at the plastic pipe companies related to an increase in raw material and production costs in September 2003 compared to December 2002.

The $12.2 million increase in other current assets in the first nine months of 2003 is mainly due to an $11.3 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, of which $9.0 million was at the Company’s manufacturer of wind towers and $1.6 million was at the construction companies. The $12.2 million increase in other current assets was more than offset by the $8.5 million increase in payables and other current liabilities plus the $7.3 million increase in income taxes payable related to the timing and magnitude of estimated tax payments and the $1.9 million increase in interest payable related to the timing of interest payments on long-term debt and increases in the level of debt outstanding in the first nine months of 2003.

Net cash used in investing activities was $35.6 million for the nine months ended September 30, 2003 compared with net cash used in investing activities of $61.6 million for the nine months ended September 30, 2002. Capital expenditures decreased by $18.5 million and business acquisition expenditures decreased by $7.3 million between the periods. Capital expenditures at the electric utility decreased $10.8 million related to the completion of a major transmission line in the fourth quarter of 2002 and winding down of construction on the electric utility’s new gas-fired combustion turbine placed in service in June 2003. Capital expenditures in other segments decreased by $7.7 million between the periods, reflecting a $3.9 million reduction in equipment purchases at the Company’s metal parts stamping and fabrication company, a $3.5 million decrease in plant expenditures at one of the plastic pipe manufacturing facilities, a $3.3 million reduction in equipment purchases at the Company’s wind-tower manufacturing company and a $1.6 million decrease in equipment expenditures at the Company’s transportation company. These decreases were offset by a $3.0 million increase in capital expenditures at one of the Company’s pipe manufacturing companies related to the construction of a new polyethylene pipe production facility in Iowa, a $1.2 million increase in capital expenditures at the Company’s manufacturer of thermoformed plastic and horticultural products related to a relocation and expansion of facilities and a $0.3 million increase in capital expenditures at the Company’s manufacturer of waterfront equipment.

Net cash used in financing activities was $2.2 million for the nine months ended September 30, 2003 compared with net cash provided by financing activities of $16.2 million for the nine months ended September 30, 2002. The $18.4 million decrease in cash provided by financing activities between the periods reflects a $39.3 million reduction in cash provided by short-term and long-term borrowings, a $1.5 million reduction in cash from the issuance of common stock and a $1.2 million increase in dividends paid and other distributions offset by a $23.6 million reduction in the repayment and retirement of long-term debt between the periods. Proceeds from the $25.8 million total increase in short-term and long-term borrowing in the first nine months of 2003 were mainly used to finance construction and operating activities at the Company’s nonelectric operating companies.

As of September 30, 2003 there were no material changes in the Company’s contractual obligations on construction program commitments or coal contracts from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company’s contractual obligations on long-term debt increased $4.7 million in the two-year period 2004-2005 and $11.6 million in the two-year period 2006-2007 as a result of the $16.3 million long-term note issued in September 2003. The Company’s contractual obligations associated with long-term operating leases increased $0.1 million for the remainder of 2003, $0.7 million in the two-year period 2004-2005, $0.7 million in the two-year period 2006-2007 and $0.2 million in 2008 related to the leasing of new tractor-trailers by the Company’s transportation company in September 2003. The Company’s contractual obligations associated with capacity and energy requirements increased by approximately $4.2 million in the two-year period 2004-2005, $4.2 million in the two-year period 2006-2007 and $44.0 million in the years after 2007 as a result of a long-term power purchase agreement entered into in the second quarter of 2003. For more information on contractual obligations and commitments, see Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

On September 18, 2003 Standard & Poor’s Ratings Services lowered its rating on the Company’s senior unsecured debt from A to A-, lowered its rating on the Company’s preferred stock from A- to BBB and changed its outlook on the Company from stable to negative. According to Standard & Poor’s, the rating action reflects the Company’s increased business risk profile due to the increasing size of its nonregulated businesses and concerns associated with the future financial performance of the Company’s manufacturing and health services segments. The ratings changes do not require any action under rating triggers and will not increase interest rates on current outstanding debt.

The Company’s current securities ratings are:

Moody's
	Investors	Standard
	Service	& Poor's

Senior unsecured debt	A2	A-
Preferred stock	Baa1	BBB
Outlook	Negative	Negative

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2003 and 2002

Consolidated Results of Operations

Total operating revenues were $240.7 million for the three months ended September 30, 2003 compared with $185.8 million for the three months ended September 30, 2002. Operating income was $22.3 million for the three months ended September 30, 2003 compared with $23.0 million for the three months ended September 30, 2002. The Company recorded diluted earnings per share of $0.46 for the three months ended September 30, 2003 compared to $0.50 for the three months ended September 30, 2002. Third quarter 2003 earnings include $0.09 per share related to the initial recording of marked-to-market net unrealized gains on forward energy contracts under SFAS No. 149, of which $0.04 per share relates to energy scheduled for delivery in the fourth quarter of 2003.

Following is a discussion of the results of operations by segment.

Electric

	Three months ended
	September 30,
(in thousands)	2003	2002	Change

Retail sales revenues	$51,023	$50,838	$185
Wholesale revenues	53,976	25,648	28,328
Other revenues	8,435	5,563	2,872

Total operating revenues	$113,434	$82,049	$31,385
Production fuel	14,307	11,107	3,200
Purchased power	45,103	27,703	17,400
Other electric operation and maintenance expenses	24,010	20,143	3,867
Depreciation and amortization	6,598	6,243	355
Property taxes	2,553	2,537	16

Operating income	$20,863	$14,316	$6,547

Wholesale power revenues increased 110.4% mostly due to a 49.2% increase in megawatt-hour (mwh) sales combined with a 30.9% increase in wholesale electric prices for the three months ended September 30, 2003 compared with the three months ended September 30, 2002. The increase in wholesale electric prices reflects increased demand for electricity in the Mid-Continent Area Power Pool (MAPP) region. Higher prices in the wholesale power markets also reflect generally increasing generation costs, reduced generation from regional hydro facilities due to lower spring runoff and the lack of summer rainfall and high cost generation from natural gas fired peaking units. The higher prices combined with increased availability of Company-owned generation and well-timed energy purchases in the third quarter of 2003 compared to the third quarter of 2002, put the company in a favorable position to respond to the increased demand for electricity resulting in the increase in wholesale electric sales. Wholesale revenues in 2003 also include $3.9 million in net unrealized marked-to-market gains on forward contracts for the purchase and sale of electricity related to the adoption of SFAS No. 149.

The 51.6% increase in other electric operating revenues reflects a $2.1 million net increase in revenues from contracted electrical construction work between the periods. The third quarter of 2003 includes $5.4 million in revenue related to work on regional wind energy projects that more than replaces $3.3 million in third quarter 2002 revenues related to the construction of a transmission line in North Dakota for another area utility. Revenues from the sale of steam to an ethanol plant that began operations in the third quarter of 2002 increased $430,000 in the third quarter of 2003 compared to the third quarter of 2002 and revenues related to the transmission of electricity for other companies increased $370,000 between the periods.

Fuel costs increased by 28.8% for the three months ended September 30, 2003 compared with the three months ended September 30, 2002 as a result of a 20.6% increase in generation combined with a 6.8% increase in the cost of fuel per mwh generated. Generation increased at all three of the Company’s coal fired generating stations, but the majority of the increase came from the Company’s Big Stone Plant which was shut down for two weeks in the third quarter of 2002 for scheduled maintenance. The increase in the fuel cost per mwh generated is mostly a function of the mix of available generation sources during the third quarter of 2003 as compared to the third quarter of 2002, but also reflects slight increases in coal and coal transportation costs at Hoot Lake Plant along with fuel costs for the Company’s new combustion turbine brought on line in June 2003.

Purchased power expense increased 62.8% for the three months ended September 30, 2003 compared with the three months ended September 30, 2002 as a result of a 30.7% increase in the cost per mwh purchased combined with a 24.5% increase in mwh purchases. A 41.7% decrease in mwh purchases for retail customers resulted from the increased availability of Big Stone Plant in the third quarter of 2003 compared to the third quarter of 2002. Mwh purchases for wholesale customers increased 47.0% as increased demand and higher wholesale prices provided opportunities for increased sales in wholesale power markets.

The $3.9 million (19.2%) increase in other electric operation and maintenance expenses for the three months ended September 30, 2003 compared with the three months ended September 30, 2002 reflects a $2.6 million increase in labor expenses due to an increase in employee benefit costs, a general wage increase and a reduction in capitalized and billable labor between the periods. The increase in other electric operation and maintenance expenses also includes a $0.8 million increase in costs related to contracted construction work and a $0.5 million increase in insurance and other injury and damage repair expenses. Overall, the Company expects continued strong performance in the electric segment for the remainder of 2003.

Plastics

	Three months ended
	September 30,
(in thousands)	2003	2002	Change

Operating revenues	$23,414	$22,370	$1,044
Cost of goods sold	22,042	16,920	5,122
Operating expenses	984	1,000	(16)
Depreciation and amortization	553	452	101

Operating (loss)/income	$(165)	$3,998	$(4,163)

The 4.7% increase in operating revenues for the three months ended September 30, 2003 compared with the three months ended September 30, 2002 is the result of a 19.8% increase in pounds of polyvinyl chloride (PVC) pipe sold, partially offset by a 12.7% decrease in the price per pound of PVC pipe sold. The increase in pipe sales combined with an 8.7% increase in the cost per pound of PVC pipe sold contributed to the 30.3% increase in cost of goods sold. The cost per pound of resin, the raw material used to produce PVC pipe, increased 6.4% between the periods. The increase in depreciation and amortization expense is due to a $3.5 million increase in depreciable plant in 2002 and a $3.1 million increase in depreciable plant in 2003. Sales volumes and margins generally decline in the fourth quarter due to normal slowdown in construction activities as the winter season approaches.

Manufacturing

	Three months ended
	September 30,
(in thousands)	2003	2002	Change

Operating revenues	$49,793	$34,576	$15,217
Cost of goods sold	42,339	26,875	15,464
Operating expenses	5,356	4,238	1,118
Depreciation and amortization	2,049	1,726	323

Operating income	$49	$1,737	$(1,688)

The 44.0% increase in operating revenues for the three months ended September 30, 2003 compared with the three months ended September 30, 2002 reflects revenue increases of $7.2 million from the Company’s manufacturer of wind towers, $5.9 million from the waterfront equipment companies, one of which was acquired in October of 2002, $1.6 million from the Company’s manufacturer of thermoformed plastic and horticultural products, $0.9 million from the metal parts stamping and fabrication company and $0.2 million from the Company’s manufacturer of structural steel products. These revenue increases were offset by a $0.6 million reduction in revenue from the manufacturer of automobile frame-straightening equipment.

The 57.5% increase in cost of goods for the three months ended September 30, 2003 compared with the three months ended September 30, 2002 primarily reflects $9.1 million in increased costs at the Company’s manufacturer of wind towers and a $4.5 million increase in costs of goods sold at the waterfront equipment companies. The increase in cost of goods sold also reflects increases of $1.4 million from the Company’s manufacturer of thermoformed plastic and horticultural products, $0.5 million from the company that manufactures structural steel products and $0.4 million from the metal parts stamping and fabrication companies. These increases were offset by a $0.5 million decrease in cost of goods sold at the manufacturer of automobile frame-straightening equipment.

The $1.1 million (26.4%) increase in manufacturing operating expenses for the three months ended September 30, 2003 compared with the three months ended September 30, 2002 resulted mainly from a $1.0 million increase in operating expenses related to the waterfront equipment companies. Depreciation and amortization expenses increased between the periods as a result of significant plant additions in 2002 most of which were at the metal parts stamping and fabrication companies.

Results in the manufacturing segment were mixed depending on the types of businesses served by our manufacturing companies. In the Company’s view, the continuing economic uneasiness, coupled with the impact of steel tariffs, foreign competition and continued pressure from customers for price reductions continue to place considerable downward pressure on the earnings of the metal fabrication companies, including those that manufacture towers for the wind energy industry. In addition, the uncertainty over the future of the Production Tax Credit that is part of proposed federal energy legislation has slowed wind developers’ decisions to issue more purchase orders for wind towers. The Corporation’s wind tower manufacturer is taking steps to reduce overhead costs in its operations.

Health Services

	Three months ended
	September 30,
(in thousands)	2003	2002	Change

Operating revenues	$26,284	$23,019	$3,265
Cost of goods sold	19,324	16,745	2,579
Operating expenses	3,747	3,623	124
Depreciation and amortization	1,336	1,152	184

Operating income	$1,877	$1,499	$378

The 14.2% increase in health services operating revenues for the three months ended September 30, 2003 compared with the three months ended September 30, 2002 reflects $1.5 million in additional scan revenue mainly from the acquisitions that occurred in November 2002 and May 2003. Revenues from the sale of diagnostic imaging equipment increased $1.8 million in the third quarter of 2003 compared with the third quarter of 2002 in part due to two recent acquisitions in May and July of 2003 that added to the products and geographic territory of the sales and service operations. The number of scans performed increased 2.2% and the average fee per scan increased 4.3%.

The 15.4% increase in cost of goods sold for the three months ended September 30, 2003 compared with the three months ended September 30, 2002 was directly related to the increases in revenues. The increase in operating expenses between the periods is related to recent acquisitions. The increase in depreciation and amortization expense is related to an increase in depreciable property as a result of recent equipment purchases. The improved results in this segment in the third quarter of 2003 are reflective of recent acquisitions and steps taken by management to address increases in operating expenses of the diagnostic imaging operations. Management continues to address the cost structure of the diagnostic imaging operations and most recently hired a new president/chief operating officer to lead the imaging part of the health services segment. The health services company that sells and services diagnostic medical equipment has negotiated a five-year extension of the Dealer Agreement it has with Philips Medical Systems North America Company to December 31, 2008, unless terminated earlier under provisions of the agreement.

Other Business Operations

	Three months ended
	September 30,
(in thousands)	2003	2002	Change

Operating revenues	$27,777	$23,736	$4,041
Cost of goods sold	17,614	12,906	4,708
Operating expenses	9,311	8,065	1,246
Depreciation and amortization	1,182	1,307	(125)

Operating (loss)/income	$(330)	$1,458	$(1,788)

The 17.0% increase in operating revenues for the three months ended September 30, 2003 compared with the three months ended September 30, 2002 was mostly due to a $2.9 million increase in construction company revenues between the periods. Revenues and cost of goods sold related to natural gas sales at the Company’s energy services company both increased $0.7 million as a result of an increase in natural gas prices between the periods. Revenues at the transportation company increased $0.6 million as a result of increased brokerage activities. The above increases in revenues were offset slightly by a $0.2 million decrease in revenues at the telecommunications company.

The 36.5% increase in cost of goods sold for the three months ended September 30, 2003 compared with the three months ended September 30, 2002 is primarily related to increases at the construction companies. The $2.9 million increase in construction company revenues was more than offset by a $4.0 million increase in construction company costs of goods sold between the quarters. Construction margins have declined due to the sluggish economy in the region and increased competition for available work.

The 15.4% increase in operating expenses is mostly due to a $0.6 million increase in transportation company operating expenses mostly related to brokerage activity and a $0.6 million increase in unallocated corporate overhead costs mainly related to increased pension costs. The decrease in depreciation and amortization expense reflects minor decreases at the construction, telecommunications and transportation companies. The transportation company continues to be profitable but is faced with continuing pressure on operating margins because of increased fuel and insurance costs and highly competitive pricing.

Other Income — net and Income Taxes

For the three months ended September 30, 2003 compared with the three months ended September 30, 2002, Other Income — net decreased $721,000 related to the recording of $277,000 in approved conservation improvement plan incentives in the third quarter of 2002 and a $381,000 decrease in revenues from the allowance for funds used during construction (AFUDC) due to lower construction work in progress balances in the third quarter of 2003 compared to the third quarter of 2002. An increase in expenses related to evaluation of electric generation projects also contributed to a reduction in Other Income — net between the quarters.

The $524,000 (8.2%) decrease in income tax expense between the quarters is primarily the result of a $1.4 million (7.5%) reduction in income before income tax for the three months ended September 30, 2003 compared with the three months ended September 30, 2002. The effective tax rate for the three months ended September 30, 2003 was 32.8% compared to 33.0% for the three months ended September 30, 2002.

Comparison of the Nine Months Ended September 30, 2003 and 2002

Consolidated Results of Operations

Total operating revenues were $637.4 million for the nine months ended September 30, 2003 compared with $520.1 million for the nine months ended September 30, 2002. Operating income was $55.5 million for the nine months ended September 30, 2003 compared with $61.8 million for the nine months ended September 30, 2002. The Company recorded diluted earnings per share of $1.15 for the nine months ended September 30, 2003 compared with $1.30 for the nine months ended September 30, 2002. Earnings for the nine months ended September 30, 2003 include $0.09 per share related to the initial recording of marked-to-market net unrealized gains on forward energy contracts under SFAS No. 149, of which $0.04 per share relates to energy scheduled for delivery in the fourth quarter of 2003.

Following is a discussion of the results of operations by segment.

Electric

	Nine months ended
	September 30,
(in thousands)	2003	2002	Change

Retail sales revenues	$160,062	$150,090	$9,972
Wholesale revenues	109,802	63,320	46,482
Other revenues	15,042	14,929	113

Total operating revenues	$284,906	$228,339	$56,567
Production fuel	37,980	33,569	4,411
Purchased power	108,878	70,262	38,616
Other electric operation and maintenance expenses	65,383	58,698	6,685
Depreciation and amortization	19,460	18,614	846
Property taxes	7,591	7,419	172

Operating income	$45,614	$39,777	$5,837

Retail electric revenues increased 6.6% while retail mwhs sold increased only 0.9% between the periods mainly due to a $8.0 million (5.3%) increase in revenues related to increased fuel and purchased power costs passed on to most retail customers through the cost-of-energy adjustment factor included in retail rates.

The 73.4% increase in wholesale power revenues is mostly due to a 25.1% increase in mwhs sold combined with a 33.7% increase in wholesale electric prices during the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002. The increase in mwh sales and higher wholesale prices reflect increased demand relative to available supply mainly due to higher prices combined with increased availability of Company-owned generation and well-timed energy purchases in the third quarter of 2003 compared to the third quarter of 2002 and colder weather in the region in the first quarter of 2003 compared with the first quarter of 2002. Higher prices in the wholesale power markets reflect generally increasing generation costs, a decrease in available base-load resources due to the number of plants shut down for maintenance in the second quarter of 2003, reduced generation from regional hydro facilities due to lower spring runoff and lack of summer rainfall and high cost generation from natural gas fired peaking units. Wholesale revenues in 2003 also include $3.9 million in net unrealized marked-to-market gains on forward contracts for the purchase and sale of electricity related to the adoption of SFAS No. 149.

Other electric operating revenues related to contracted electrical construction work were $7.3 million for the nine months ended September 30, 2003, mostly related to contracted work on regional wind generation projects, compared to $9.7 million for the nine months ended September 30, 2002 mainly from work on a transmission line in North Dakota for another area utility that was completed in the fourth quarter of 2002. The $2.4 million decrease in construction revenue between the periods was offset by a $1.7 million increase in transmission related revenues from control area services, transmission tariffs and shared use deficiency payments, and a $0.9 million increase in revenue from the sale of steam to an ethanol plant that began operations in the third quarter of 2002.

Fuel costs increased by 13.1% for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 as a result of a 11.2% increase in the cost of fuel per mwh generated combined with a 1.8% increase in generation. The increase in the fuel cost per mwh generated is mostly a function of the mix of available generation sources between the periods. Coyote Station, the Company’s generating unit with the lowest fuel costs per mwh, was unavailable for generation in April and May of 2003 due to a scheduled maintenance shutdown. Consequently, proportionally more power generation came from the Company’s other generating units in the first nine months of 2003 compared to the first nine months of 2002 resulting in an increase in the cost of fuel per mwh generated. The increase in the fuel cost per mwh generated also reflects slight increases in coal costs at Big Stone Plant along with fuel costs for the Company’s new combustion turbine brought on line in June 2003.

Purchased power expense increased 55.0% for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 as a result of a 22.0% increase in mwh purchases combined with a 27.1% increase in the cost per mwh purchased. Increased demand for electricity brought on by the colder weather in the first quarter of 2003 and a reduction in available generation in the second quarter of 2003 were contributing factors to a 27.8% increase in mwh purchases for wholesale customers between the periods. The increase in the cost per mwh of purchased power resulted from an increase in generation fuel costs combined with a decrease in available generation in the region.

The $6.7 million (11.4%) increase in other electric operation and maintenance expenses for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 reflects a $5.3 million increase in labor expenses due to increases in employee benefit costs, increased incentive payments related to increased wholesale sales and a general wage increase. Transportation expenses increased $0.7 million as a result of reductions in billable work between the periods. Insurance and other injury and damage repair expenses increased by $0.7 million. The 4.5% increase in depreciation expense in 2003 is due to an increase in depreciable plant in 2002 and 2003. Overall, the Company expects continued strong performance in the electric segment for the remainder of 2003.

Plastics

	Nine months ended
	September 30,
(in thousands)	2003	2002	Change

Operating revenues	$65,996	$62,650	$3,346
Cost of goods sold	57,101	47,309	9,792
Operating expenses	2,888	3,190	(302)
Depreciation and amortization	1,546	1,326	220

Operating income	$4,461	$10,825	$(6,364)

The 5.3% increase in operating revenues for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 is the result of a 8.7% increase in the price per pound of PVC pipe sold offset by a 3.1% decrease in pounds of PVC pipe sold. Cost of goods sold increased 20.7% between the periods despite the decrease in pounds of pipe sold as a result of a 24.5% increase in the cost per pound of PVC pipe sold. The cost per pound of resin, the raw material used to produce PVC pipe, increased 31.2% between the periods. Operating expenses decreased 9.5% primarily due to decreased compensation directly related to the decrease in sales. The increase in depreciation and amortization expense is due to a $3.5 million increase in depreciable plant in 2002 and a $3.1 million increase in depreciable plant in 2003. Sales volumes and margins generally decline in the fourth quarter due to normal slowdown in construction activities as the winter season approaches.

The companies in this segment are highly dependent on a limited number of third-party vendors for PVC resin. For the nine months ended September 30, 2003 and 2002, purchases of raw materials from two vendors totaled 96.6% and 57.7%, respectively, of total resin purchases. The companies in this segment believe their relationships with their key raw material vendors are good. However, the loss of a key supplier or any interruption or delay in the supply of PVC resin could have a significant impact on the plastics segment.

Manufacturing

	Nine months ended
	September 30,
(in thousands)	2003	2002	Change

Operating revenues	$133,350	$101,646	$31,704
Cost of goods sold	104,964	77,795	27,169
Operating expenses	16,063	12,427	3,636
Depreciation and amortization	5,869	4,706	1,163

Operating income	$6,454	$6,718	$(264)

The 31.2% increase in operating revenues for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 reflects a $23.2 million increase in revenue from the waterfront equipment companies acquired in May and October of 2002, an increase of $5.2 million from the Company’s manufacturer of thermoformed plastic and horticultural products, an increase of $4.3 million from the Company’s manufacturer of wind towers and an increase of $3.0 million from the metal parts stamping and fabrication company. These increases were offset by decreases in revenue of $3.7 million from the company that manufactures structural steel products and $0.3 million from the manufacturer of automobile frame-straightening equipment.

The 34.9% increase in cost of goods for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 primarily reflects a $17.1 million increase in costs of goods sold at the waterfront equipment companies combined with increased costs of $6.1 million at the Company’s manufacturer of wind towers, $3.1 million from the Company’s manufacturer of thermoformed plastic and horticultural products and $2.8 million from the metal parts stamping and fabrication company. These increases were offset by reductions in cost of goods sold of $1.8 million at the company that manufactures structural steel products and $0.1 million from the manufacturer of automobile frame-straightening equipment.

The 29.3% increase in manufacturing operating expenses for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 reflects increases of $3.8 million related to the waterfront equipment companies and $0.6 million at the Company’s manufacturer of thermoformed plastic and horticultural products. These increases were offset by a $0.6 million decrease in operating expenses at the Company’s manufacturer of wind towers and a $0.2 million decrease in operating expenses at the manufacturer of automobile frame-straightening equipment. Depreciation and amortization expenses increased 24.7% between the periods as a result of the waterfront equipment company acquisitions and significant plant additions in 2002 most of which were at the metal parts stamping and fabrication company.

Results in the manufacturing segment were mixed depending on the types of businesses served by our manufacturing companies. In the Company’s view, the continuing economic uneasiness, coupled with the impact of steel tariffs, foreign competition and continued pressure from customers for price reductions continue to place considerable downward pressure on the earnings of the metal fabrication companies, including those that manufacture towers for the wind energy industry. In addition, the uncertainty over the future of the Production Tax Credit that is part of proposed federal energy legislation has slowed wind developers’ decisions to issue more purchase orders for wind towers. The Corporation’s wind tower manufacturer is taking steps to reduce overhead costs in its operations.

Health Services

	Nine months ended
	September 30,
(in thousands)	2003	2002	Change

Operating revenues	$73,514	67,771	$5,743
Cost of goods sold	54,648	47,894	6,754
Operating expenses	11,562	10,169	1,393
Depreciation and amortization	3,799	3,159	640

Operating income	$3,505	$6,549	$(3,044)

The 8.5% increase in health services operating revenues for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 reflects $5.1 million in additional scan and other services revenue, mostly from the acquisitions that occurred in 2002 and May 2003. Revenues from the sale of diagnostic imaging equipment increased $0.6 million between the periods in part due to two recent acquisitions in May and July of 2003. The number of scans performed increased 12.2% mainly due to the 2002 acquisitions, while the average fee per scan decreased 0.6%.

Although revenues from imaging services increased by $5.1 million, the increase was more than offset by increases in equipment and infrastructure costs incurred to support expected revenue growth. While operating income for the nine months ended September 30, 2003 was significantly less than operating income for the same period a year ago, the segment’s 2003 results have improved significantly from the first quarter of 2003 in part due to steps taken by management to address increases in operating expenses of the diagnostic imaging operations. Management continues to address the cost structure of the diagnostic imaging operations and most recently hired a new president/chief operating officer to lead the imaging part of the health services segment. The health services company that sells and services diagnostic medical equipment has negotiated a five-year extension of the Dealer Agreement it has with Philips Medical Systems North America Company to December 31, 2008, unless terminated earlier under provisions of the agreement.

Other Business Operations

	Nine months ended
	September 30,
(in thousands)	2003	2002	Change

Operating revenues	$79,604	$59,649	$19,955
Cost of goods sold	52,984	32,427	20,557
Operating expenses	27,604	25,535	2,069
Depreciation and amortization	3,534	3,765	(231)

Operating loss	$(4,518)	$(2,078)	$(2,440)

The 33.5% increase in operating revenues for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 was mostly due to a $12.5 million increase in revenues from natural gas sales at the Company’s energy services company related to an increase in natural gas prices. In addition, construction revenues increased by $6.1 million and transportation revenues increased by $1.9 million between the periods.

Telecommunications revenue decreased by $0.6 million between the periods. The 63.4% increase in cost of goods sold reflects a $12.5 million increase in the cost of natural gas sold by the energy services company and an $8.0 million increase in construction costs at the construction companies.

The 8.1% increase in operating expenses between the periods reflects a $1.7 million increase in transportation operating expenses mainly related to increased brokerage activity, a $1.1 million increase in unallocated corporate overhead costs mainly related to increased pension costs and a $0.5 million increase in construction company operating expenses, offset by a $1.3 million reduction in energy services operating expenses. The decrease in depreciation and amortization expense reflects minor decreases at the construction, telecommunications and transportation companies.

Construction margins have declined due to the sluggish economy and increased competition for available work. Construction operating losses of $2.5 million were partially offset by a $1.2 million decrease in operating losses from our energy services company. The transportation company continues to be profitable but is faced with continuing pressure on operating margins because of increased fuel and insurance costs and highly competitive pricing.

Other Income — net, Interest Charges and Income Taxes

For the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002, other income increased $133,000 due mainly to reductions in expenditures related to investigating the feasibility of constructing a second electricity generating unit at the electric utility’s Big Stone Plant.

The $155,000 (1.2%) increase in interest charges is mainly due to higher short-term debt balances outstanding for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002.

The $3.1 million (18.8%) decrease in income tax expense between the periods is primarily the result of a $6.3 million (12.7%) reduction in income before income tax for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002. The reduction in the effective tax rate from 32.7% for the nine months ended September 30, 2002 to 30.4% for the nine months ended September 30, 2003 is due to a decrease in taxable income relative to the level of tax credits and permanent differences between book income and taxable income.

Critical Accounting Policies Involving Significant Estimates

The discussion and analysis of the consolidated financial statements and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The Company uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self insurance programs, environmental liabilities, unbilled electric revenues, unscheduled power exchanges, market valuation of forward energy contracts, service contract maintenance costs, percentage-of-completion and actuarially determined benefits costs. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the audit committee of the board of directors.

Goodwill Impairment

The Company currently has $1.0 million of goodwill recorded on its balance sheet related to its energy services subsidiary that markets natural gas to approximately 150 retail customers. A recent evaluation of projected cash flows from these operations indicated that the related goodwill was not impaired. However, actual and projected cash flows from these operations are subject to fluctuations due to low profit margins on natural gas sales combined with high volatility of natural gas prices. Reductions in profit margins or the volume of natural gas sales from these operations could result in an impairment of all or a portion of its related goodwill. The Company will continue to evaluate this reporting unit for impairment on an annual basis and as conditions warrant.

On September 1, 1999 the Company acquired the flatbed trucking operations of E. W. Wylie Corporation (Wylie). The Company currently has $6.7 million of goodwill recorded on its balance sheet relating to this acquisition. Highly competitive pricing in the trucking industry in recent years has resulted in decreased operating margins and lower returns on invested capital for Wylie. The Company’s current projections are for operating margins to increase from current levels over the next three to five years as demand for shipping increases relative to available shipping capacity and additional revenues are generated from added terminal locations. If current conditions persist and operating margins do not increase according to Company projections, the reductions in anticipated cash flows from transportation operations may indicate that the fair value of Wylie is less than its book value resulting in an impairment of goodwill and a corresponding charge against earnings. The Company will continue to evaluate this reporting unit for impairment on an annual basis and as conditions warrant.

A discussion of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. There were no material changes in critical accounting policies or estimates during the quarter ended September 30, 2003, except for the initial recording of marked-to-market gains and losses on forward purchases and sales of energy under the requirements of SFAS No. 149.

Forward Looking Information — Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the Act), the Company has filed cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements, words such as “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Act and are included, along with this statement, for purposes of complying with the safe harbor provision of the Act. Factors that might cause such differences include, but are not limited to, the Company’s ongoing involvement in diversification efforts, the timing and scope of deregulation and open competition, market valuations of forward energy contracts, growth of electric revenues, impact of the investment performance of the utility’s pension plan, changes in the economy, governmental and regulatory action, weather conditions, fuel and purchased power costs, environmental issues, resin prices, and other factors discussed under “Factors affecting future earnings” on pages 27-28 of the Company’s 2002 Annual Report to Shareholders, which is incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission. The Company is not obligated to publicly update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2003 the Company had limited exposure to market risk associated with interest rates and commodity prices and no exposure to market risk associated with changes in foreign currency exchange rates.

The majority of the Company’s long-term debt has fixed interest rates. The interest rate on variable rate long-term debt is reset on a periodic basis reflecting current market conditions. The Company manages its interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt. As of September 30, 2003, the Company had $30.9 million of long-term debt subject to variable interest rates. Assuming no change in the Company’s financial structure, if variable interest rates were to average 1% higher or lower than the average variable rate on September 30, 2003, interest expense and pre-tax earnings would change by approximately $309,000 on an annual basis.

The Company has short-term borrowing arrangements to provide financing for working capital and other purposes for its nonelectric operations. The level of borrowings under these arrangements varies from period to period, depending upon, among other factors, operating needs and capital expenditures. On September 30, 2003 the Company had $37.3 million outstanding short-term borrowings with variable interest rates under these arrangements.

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

The Company has in place an energy risk management policy with a goal to manage, through the use of defined risk management practices, price risk and credit risk associated with wholesale power purchases and sales. These policies require that forward sales of electricity in wholesale markets be covered by offsetting forward purchases of electricity with matching terms and delivery dates or by the portion of company-owned generation projected to be in excess of retail load requirements. As a result of these policies, the Company is exposed to very little market risk related to its forward energy contracts because margins are locked in when offsetting positions are secured and subsequent changes in market values are applied to both the purchase and matching sales contract. Any marked-to-market gains or losses on a sales contract will be offset by a marked-to-market loss or gain on the offsetting purchase contract.

The Company’s energy risk management policy allows for long open positions with limitations on the aggregate marked-to-market value of open positions. These positions are closely monitored and covered with offsetting sales when the risk of loss exceeds predefined limits. The exposure to price risk of these open positions as of September 30, 2003 was not material.

The following table shows the effect of marking-to-market forward contracts for the purchase and sale of energy on the Company’s consolidated balance sheet as of September 30, 2003 and the change in its consolidated balance sheet position from December 31, 2002 to September 30, 2003:

September 30,
(in thousands)	2003

Current asset — marked-to-market gain	$9,221
Regulatory asset — deferred marked-to-market loss	605

Total assets	9,826

Current liability — marked-to-market loss	(1,744)
Regulatory liability — deferred marked-to-market gain	(4,181)

Total liabilities	(5,925)

Net fair value of marked-to-market energy contracts	$3,901

Nine Months Ended
(in thousands)	September 30, 2003

Fair value at beginning of year	$—
Amount realized on contracts delivered in third quarter	—
Changes in fair value	3,901
Net fair value at end of period	3,901

Net change recorded as marked-to-market	$3,901

The $3.9 million in recognized but unrealized net gains on the forward energy purchases and sales marked-to-market on September 30, 2003 are expected to be realized upon physical settlement as scheduled over the following quarters in the amounts listed:

	4th Quarter	1st Quarter	2nd Quarter	4th Quarter
(in thousands)	2003	2004	2004	2004	Total

Gain/(loss)	$1,885	$2,075	$(50)	$(9)	$3,901

The market prices used to value the Company’s forward contracts for the purchases and sales of electricity are determined by survey of the Company’s power services personnel responsible for contract pricing, as an open market for the types of bilateral forward energy agreements being valued does not exist. Over 98% of the $3.9 million in net unrealized marked-to-market gains recorded as of September 30, 2003 are on forward purchase and sales contracts that are offsetting in terms of volumes and delivery periods.

Due to the nature of electricity and the physical aspects of the electricity transmission system, unanticipated events affecting the transmission grid can result in transmission constraints and the cancellation of scheduled transactions by the independent transmission system operator. In these situations, which are relatively infrequent in occurrence, the counterparties to the cancelled transaction are generally not made whole for the difference in the contract price and the market price of the electricity at the time of cancellation. In such instances the Company may be obligated to deliver on a sale where its offsetting purchase has been cancelled or to take delivery on a purchase where its offsetting sale has been cancelled. All forward energy transactions are subject to a small, and likely unquantifiable, risk of cancellation by the independent transmission system operator due to unanticipated physical constraints on the transmission system. At the time of cancellation, the Company could be in a gain or loss position depending on the market price of electricity relative to the contract price and the Company’s position in the transaction.

The Company has credit risk associated with the nonperformance or nonpayment by counterparties to its forward energy purchases and sales agreements. The Company has established guidelines and limits to manage credit risk associated with wholesale power purchases and sales. Specific limits are determined by a counterparty’s financial strength. The Company’s credit risk with its largest counterparty on delivered and marked-to-market forward contracts as of September 30, 2003 was $13.6 million. As of September 30, 2003, the Company had a net credit risk exposure of $11.6 million from thirty-one counterparties with investment grade credit ratings.

The $11.6 million credit risk exposure includes net amounts due to the Company on receivables/payables from completed transactions billed and unbilled plus marked-to-market gains/losses on forward contracts for the purchase and sale of energy scheduled for delivery after September 30, 2003. Individual counterparty exposures are offset according to legally enforceable netting arrangements.

Counterparties with investment grade credit ratings have minimum credit ratings of BBB- (Standard & Poor’s), Baa3 (Moody’s) or BBB- (Fitch).

The Company’s energy services subsidiary markets natural gas to approximately 150 retail customers. Some of these customers are served under fixed-price contracts. There is price risk associated with these limited number of fixed-price contracts since the corresponding cost of natural gas is not immediately locked in. This price risk is not considered material to the Company. These contracts call for the physical delivery of natural gas and are considered executory contracts for accounting purposes. Current accounting guidance requires losses on firmly committed executory contracts to be recognized when realized.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2003, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.

During the fiscal quarter ended September 30, 2003, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

Pursuant to Item 601(b) (4) (iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Company are not filed, and in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

4.1	Third Amendment to Credit Agreement dated as of August 25, 2003.

10.1	Supplemental Agreement No. 4 Big Stone Plant made as of April 24, 2003.

10.2	Amendment to Coyote Station Agreement made as of April 24, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K.

The Company filed a Form 8-K on July 28, 2003 to furnish under Item 12 the press release issued on July 28, 2003 to report its earnings for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION

By: /s/ Kevin G. Moug
Kevin G. Moug
Chief Financial Officer and Treasurer
(Chief Financial Officer/Authorized Officer)

Dated: November 14, 2003

EXHIBIT INDEX

Exhibit Number	Description

4.1	Third Amendment to Credit Agreement dated as of August 25, 2003.

10.1	Supplemental Agreement No. 4 Big Stone Plant made as of April 24, 2003.

10.2	Amendment to Coyote Station Agreement made as of April 24, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.