Form 10-Q
period 2004-03-31
OTTER TAIL CORP
filed 2004-05-10
CIK 75129

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number	0-368

OTTER TAIL CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-0462685

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

215 South Cascade Street, Box 496, Fergus Falls, Minnesota	56538-0496

(Address of principal executive offices)	(Zip Code)

866-410-8780

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

April 30, 2004 — 25,874,904 Common Shares ($5 par value)

OTTER TAIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Otter Tail Corporation

Consolidated Balance Sheets
(Unaudited)
-Assets-

	March 31,	December 31,
	2004	2003
	(Thousands of dollars)
Current assets
Cash and cash equivalents	$—	$7,305
Accounts receivable:
Trade—net	116,228	107,634
Other	6,218	7,830
Inventories	60,518	56,966
Deferred income taxes	3,422	3,532
Accrued utility revenues	12,844	14,866
Costs and estimated earnings in excess of billings	6,105	4,591
Other	10,704	10,385

Total current assets	216,039	213,109

Investments and other assets	35,587	35,987
Goodwill—net	72,769	72,556
Other intangibles—net	6,917	7,096

Deferred debits
Unamortized debt expense and reacquisition premiums	7,853	8,081
Regulatory assets	13,927	14,669
Other	637	1,600

Total deferred debits	22,417	24,350

Plant
Electric plant in service	872,175	875,364
Nonelectric operations	195,046	193,858

Total plant	1,067,221	1,069,222
Less accumulated depreciation and amortization	455,500	453,791

Plant—net of accumulated depreciation and amortization	611,721	615,431
Construction work in progress	18,991	17,894

Net plant	630,712	633,325

Total	$984,441	$986,423

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Balance Sheets
(Unaudited)
-Liabilities-

	March 31,	December 31,
	2004	2003
	(Thousands of dollars)
Current liabilities
Short-term debt	$35,000	$30,000
Current maturities of long-term debt	9,450	9,718
Accounts payable	76,181	83,338
Accrued salaries and wages	11,601	14,677
Accrued federal and state income taxes	4,164	4,152
Other accrued taxes	10,651	10,491
Other accrued liabilities	9,985	10,003

Total current liabilities	157,032	162,379

Pensions benefit liability	17,459	16,919
Other postretirement benefits liability	23,970	23,230
Other noncurrent liabilities	11,128	11,102

Deferred credits
Deferred income taxes	102,590	101,596
Deferred investment tax credit	11,342	11,630
Regulatory liabilities	42,282	42,926
Other	2,154	2,061

Total deferred credits	158,368	158,213

Capitalization

Long-term debt, net of current maturities	262,975	265,193

Cumulative preferred shares authorized 1,500,000 shares without par value; outstanding 2004 and 2003 — 155,000 shares	15,500	15,500

Cumulative preference shares — authorized 1,000,000 shares without par value; outstanding — none	—	—

Common shares, par value $5 per share authorized 50,000,000 shares; outstanding 2004 — 25,847,484 and 2003 — 25,723,814	129,237	128,619
Premium on common shares	28,975	26,515
Unearned compensation	(3,090)	(3,313)
Retained earnings	187,316	186,495
Accumulated other comprehensive loss	(4,429)	(4,429)

Total common equity	338,009	333,887
Total capitalization	616,484	614,580

Total	$984,441	$986,423

See accompanying notes to consolidated financial statements

Otter Tail Corporation

Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
	2004	2003
	(In thousands, except share
	and per share amounts)

Operating revenues	$206,585	$172,190

Operating expenses
Production fuel	14,597	12,977
Purchased power — retail use	10,922	9,612
Other electric operation and maintenance expenses	21,441	19,446
Cost of goods sold	107,685	78,569
Other nonelectric expenses	22,217	19,529
Depreciation and amortization	11,173	11,156
Property taxes	2,489	2,599

Total operating expenses	190,524	153,888

Operating income	16,061	18,302

Other income	37	330
Interest charges	4,429	4,392

Income before income taxes	11,669	14,240
Income taxes	3,574	4,378

Net income	8,095	9,862
Preferred dividend requirements	184	184

Earnings available for common shares	$7,911	$9,678

Basic earnings per common share	$0.31	$0.38
Diluted earnings per common share	$0.31	$0.38
Average number of common shares outstanding — basic	25,793,041	25,592,361
Average number of common shares outstanding — diluted	25,936,219	25,729,714
Dividends per common share	$0.275	$0.270

See accompanying notes to consolidated financial statements

Otter Tail Corporation

Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2004	2003
	(Thousands of dollars)
Cash flows from operating activities
Net income	$8,095	$9,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,173	11,156
Deferred investment tax credit	(288)	(288)
Deferred income taxes	293	502
Change in deferred debits and other assets	434	141
Discretionary contribution to pension plan	(1,000)	—
Change in noncurrent liabilities and deferred credits	1,370	2,538
Allowance for equity (other) funds used during construction	(190)	(395)
Change in derivatives net of regulatory deferral	369	—
Other — net	373	346
Cash provided by (used for) current assets & current liabilities:
Change in receivables and inventories	(10,534)	(14,707)
Change in other current assets	(1,766)	(3,971)
Change in payables and other current liabilities	(9,472)	(5,855)
Change in interest and income taxes payable	1,927	5,866

Net cash provided by operating activities	784	5,195

Cash flows from investing activities
Capital expenditures	(8,237)	(13,591)
Proceeds from disposal of noncurrent assets	1,952	154
Decreases/(increases) in other investments	53	(815)

Net cash used in investing activities	(6,232)	(14,252)

Cash flows from financing activities
Net borrowings under line of credit	5,000	7,000
Proceeds from issuance of common stock	2,920	31
Proceeds from issuance of long-term debt	8	2,169
Payments for retirement of long-term debt	(2,511)	(1,941)
Dividends paid and other distributions	(7,274)	(7,255)

Net cash (used in) provided by financing activities	(1,857)	4
Net change in cash and cash equivalents	(7,305)	(9,053)
Cash and cash equivalents at beginning of period	7,305	9,937

Cash and cash equivalents at end of period	$—	$884

Supplemental cash flow information
Cash paid for interest and income taxes
Interest	$2,062	$2,152
Income taxes	$3,657	$218

See accompanying notes to consolidated financial statements

OTTER TAIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated results of operations for the periods presented. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes as of and for the years ended December 31, 2003, 2002 and 2001 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Because of seasonal and other factors, the earnings for the three months ended March 31, 2004, should not be taken as an indication of earnings for all or any part of the balance of the year.

Revenue Recognition

Due to the diverse business operations of the Company, revenue recognition depends on the product or service produced or sold. The Company recognizes revenue when the earnings process is complete, evidenced by an agreement with the customer, there has been delivery and acceptance and the price is fixed and determinable. In cases where significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. Provisions for sale returns and warranty costs are recorded at the time of sale based on historical information and current trends. In the case of derivative instruments, such as the electric utility’s forward energy contracts, the Company recognizes gains and losses based on changes in the fair market value of derivative instruments over the period held, and also when realized on settlement, on a net basis in revenue in a manner prescribed by Emerging Issues Task Force (EITF) Issue 03-11. Gains and losses subject to regulatory treatment on forward energy contracts are deferred and recognized on a net basis in revenue in the period in which the contract settles.

For those operating businesses recognizing revenue when products are shipped, the operating businesses have no further obligation to provide services related to such product. The shipping terms used in these instances are FOB shipping point.

Some of the operating businesses enter into fixed-price construction contracts. Revenues under these contracts are recognized on a percentage-of-completion basis. The method used to determine the progress of completion is based on the ratio of costs incurred to total estimated costs. The following summarizes costs incurred, billings and estimated earnings recognized on uncompleted contracts:

	March 31,	December 31,
(in thousands)	2004	2003
Costs incurred on uncompleted contracts	$123,400	$124,839
Less billings to date	(134,863)	(137,881)
Plus estimated earnings recognized	14,529	13,611

	$3,066	$569

The following amounts are included in the Company’s consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts are included in Accounts payable:

	March 31,	December 31,
(in thousands)	2004	2003
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,105	$4,591
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,039)	(4,022)

	$3,066	$569

The percent of revenue recognized under the percentage-of-completion method compared to total consolidated revenues was 18.4% for the three months ended March 31, 2004 compared with 9.7% for the three months ended March 31, 2003. The increase reflects the addition of $10.2 million in revenue in the first quarter of 2004 related to the acquisition of Foley Company in November 2003. Revenues at the company that manufactures wind towers increased by $7.5 million between the periods.

Stock-based compensation

The Company has elected to follow the accounting provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

Had compensation costs for the stock options issued been determined based on estimated fair value at the award dates, as prescribed by SFAS No. 123, the Company’s net income for three month periods ended March 31, 2004 and March 31, 2003 would have decreased as presented in the table below. This may not be representative of the pro forma effects for future periods if additional options are granted.

	Three months ended
	March 31,
(in thousands)	2004	2003
Net income
As reported	$8,095	$9,862
Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(214)	(218)

Pro forma	$7,881	$9,644

Basic earnings per share
As reported	$0.31	$0.38
Pro forma	$0.30	$0.37
Diluted earnings per share
As reported	$0.31	$0.38
Pro forma	$0.30	$0.37

Reclassifications

Certain prior year amounts reported on the Company’s consolidated statement of income have been reclassified to conform to 2004 presentation. Such reclassifications had no impact on net income, shareholders’ equity or cash provided by operating activities.

Inventories

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2004	2003
Finished goods	$18,288	$20,349
Work in process	7,115	6,234
Raw material, fuel and supplies	35,115	30,383

	$60,518	$56,966

Goodwill and Other Intangible Assets

The following table summarizes the components of the Company’s intangible assets at March 31, 2004 and December 31, 2003.

	March 31, 2004			December 31, 2003
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Covenants not to compete	$2,610	$1,592	$1,018	$2,610	$1,483	$1,127
Other intangible assets including contracts	2,367	1,188	1,179	2,367	1,118	1,249

Total	$4,977	$2,780	$2,197	$4,977	$2,601	$2,376

Non-amortized intangible assets:
Brand/trade name	$4,720	$—	$4,720	$4,720	$—	$4,720

Intangible assets with finite lives are being amortized over average lives ranging from one to five years. The amortization expense for these intangible assets was $179,000 for the three months ended March 31, 2004 compared to $132,000 for the three months ended March 31, 2003. The estimated annual amortization expense for these intangible assets for the next five years is: $717,000 for 2004, $551,000 for 2005, $402,000 for 2006, $245,000 for 2007 and $193,000 for 2008.

New Accounting Standards

FASB Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, is an interpretation of Accounting Research Bulletin No. 51, that addresses consolidation by business enterprises of variable interest entities which have certain characteristics related to equity at risk and rights and obligations to profits and losses. The effective date for application of certain provisions of FIN 46 is the first quarter of 2004 for interests in variable interest entities created before February 1, 2003 and held by a public entity that has not previously applied the provisions of FIN 46. The Company has determined that it does not have any arrangements with unconsolidated entities under FIN 46 except for majority interests in eight limited partnerships that invest in tax-credit-qualifying, affordable-housing projects. The net investment in these entities, which are currently accounted for on an equity-method basis, totaled $2.9 million as of March 31, 2004. Full consolidation of these entities would not have a material effect on the Company’s consolidated financial statements and would have no effect on its consolidated net income. Therefore, the Company will continue to include these entities in its consolidated financial statements on an equity method basis due to immateriality.

Segment Information

The Company’s business operations consist of five segments based on products and services. Electric includes electric utility operations in Minnesota, North Dakota and South Dakota. Plastics consists of businesses involved in the production of polyvinyl chloride (PVC) and polyethylene (PE) pipe in the Upper Midwest and Southwest regions of the United States. Manufacturing consists of businesses involved in the production of waterfront equipment, wind towers, frame-straightening equipment and accessories for the auto repair industry, custom plastic pallets, material and handling trays, horticultural containers, fabrication of steel products, contract machining, and metal parts stamping and fabrication located in the Upper Midwest, Missouri and Utah. Health services consists of businesses involved in the sale of diagnostic medical equipment, patient monitoring equipment, and related supplies and accessories. These businesses also provide service maintenance, mobile diagnostic imaging, mobile positron emission tomography and nuclear medicine imaging, portable x-ray imaging and rental of diagnostic medical imaging equipment to various medical institutions located in 42 states.

Other business operations consists of businesses in construction contracting including design and build services for new construction, transportation, telecommunications, energy services, and natural gas marketing, as well as the portion of corporate administrative and general expenses that is not allocated to other segments. The construction contracting companies and energy services and natural gas marketing business operate primarily in the central region of the United States. The telecommunications companies operate in central and northeast Minnesota and the transportation company operates in 48 states and 6 Canadian provinces. The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital.

Operating Revenue

	Three months ended
	March 31,
(in thousands)	2004	2003
Electric	$72,855	$68,070
Plastics	26,436	22,935
Manufacturing	46,839	34,719
Health services	25,676	21,818
Other business operations	35,492	24,803
Intersegment eliminations	(713)	(155)

Total	$206,585	$172,190

Operating Income (Loss)

	Three months ended
	March 31,
(in thousands)	2004	2003
Electric	$17,470	$16,984
Plastics	1,289	2,652
Manufacturing	333	1,209
Health services	424	112
Other business operations	(3,455)	(2,655)

Total	$16,061	$18,302

Identifiable Assets

	March 31,	December 31,
(in thousands)	2004	2003
Electric	$612,248	$609,190
Plastics	66,334	58,538
Manufacturing	143,529	138,493
Health services	67,044	67,587
Other business operations	95,286	112,615

Total	$984,441	$986,423

Substantially all of the Company’s long-lived assets are within the United States. For the three months ended March 31, 2004, 93.4% of the Company’s consolidated revenue came from sales within the Untied States and 6.2% came from sales in Canada. For the three months ended March 31, 2003 substantially all sales were within the United States.

Earnings per Share

Basic earnings per common share are calculated by dividing earnings available for common shares by the average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

Comprehensive Income

The only element of comprehensive income for the three months ended March 31, 2004 was net income of $8.1 million as compared to $9.9 million of net income for the three months ended March 31, 2003.

Regulatory Assets and Liabilities

As a regulated entity the Company and the electric utility account for the financial effects of regulation in accordance with SFAS No. 71, Accounting for the Effect of Certain Types of Regulation. This accounting standard allows for the recording of a regulatory asset or liability for costs that will be collected or refunded in the future as required under regulation.

The following table indicates the amount of regulatory assets and liabilities recorded on the Company’s consolidated balance sheet:

	March 31,	December 31,
(in thousands)	2004	2003
Regulatory assets:
Deferred income taxes	$13,379	$12,750
Debt expenses and reacquisition premiums	3,753	3,863
Deferred conservation program costs	551	882
Plant acquisition costs	273	285
Deferred marked-to-market losses	401	1,802
Accrued cost-of-energy revenue	1,914	3,693
Accumulated ARO accretion/depreciation adjustment	147	117

Total regulatory assets	$20,418	$23,392

Regulatory liabilities:
Accumulated reserve for estimated removal costs	$33,573	$33,579
Deferred income taxes	7,311	7,496
Deferred marked-to-market gains	1,232	1,684
Gain on sale of division office building	166	167

Total regulatory liabilities	$42,282	$42,926

Net regulatory liability position	$21,864	$19,534

The regulatory assets and liabilities related to deferred income taxes are the result of the adoption of SFAS No. 109, Accounting for Income Taxes. Debt expenses and reacquisition premiums are being recovered from electric utility customers over the remaining original lives of the reacquired debt issues, the longest of which is 19 years. Deferred conservation program costs included in Deferred debits – Other represent mandated conservation expenditures recoverable through retail electric rates over the next 1.5 years. Plant acquisition costs included in Deferred debits – Other will be amortized over the next 6.2 years. Accrued cost-of-energy revenue included in Accrued utility revenues will be recovered over the next nine months. All deferred marked-to-market gains and losses are related to forward purchases and sales of energy scheduled for delivery in 2004. The Accumulated reserve for estimated removal costs is reduced for actual removal costs incurred. The remaining regulatory assets and liabilities are being recovered from electric customers over the next 30 years.

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

Pension Plan and Other Postretirement Benefits

Pension Plan—Components of net periodic pension benefit cost of the Company’s noncontributory funded pension plan are as follows:

	Three months ended
	March 31,
(in thousands)	2004	2003
Service cost—benefit earned during the period	$900	$945
Interest cost on projected benefit obligation	2,350	2,373
Expected return on assets	(3,000)	(3,233)
Amortization of prior-service cost	225	292

Net periodic pension cost	$475	$377

Cash Flows: The Company made a $1.0 million discretionary contribution to the pension plan in the first quarter of 2004 and made an additional $1.0 million discretionary contribution to the plan in April 2004.

Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three months ended
	March 31,
(in thousands)	2004	2003
Service cost—benefit earned during the period	$205	$104
Interest cost on projected benefit obligation	372	357
Amortization of prior-service cost	37	37
Recognized net actuarial loss	170	143

Net periodic pension cost	$784	$641

Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance and life insurance benefits for retired electric utility and corporate employees are as follows:

	Three months ended
	March 31,
(in thousands)	2004	2003
Service cost—benefit earned during the period	$288	$252
Interest cost on projected benefit obligation	645	655
Amortization of transition obligation	189	187
Amortization of prior-service cost	(77)	(76)
Amortization of net actuarial loss	172	177

Net periodic postretirement benefit cost	$1,217	$1,195

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)—The Company’s postretirement medical plan provides prescription drug coverage for all retirees. The Company’s accumulated postretirement benefit obligation (APBO) and net cost recognized for other postemployment benefits (OPEB) do not reflect the effects of the Act. The provisions of the Act provide for a federal subsidy for plans that provide prescription drug benefits and meet certain qualifications, and alternatively would allow prescription drug plan sponsors to coordinate with the Medicare benefit. Specific authoritative guidance is pending from the FASB and Federal Government, and when that guidance is issued, it could require the Company to change its actuarially determined APBO and net cost for OPEB.

Subsequent Events

On April 12, 2004 the Company’s Board of Directors granted 72,400 stock options to key employees and 17,050 shares of restricted stock to the directors and certain key employees under the 1999 Stock Incentive Plan. The exercise price of the stock options is equal to the fair market value per share at the date of the grant. The options vest six months from the grant date and expire ten years after the date of the grant. As of March 31, 2004 a total of 1,509,577 options were outstanding and a total of 197,384 shares of restricted stock had been issued under the Plan. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25.

On April 12, 2004 the Company’s Board of Directors approved a performance-based stock incentive plan for the Company’s executive officers. Under the plan, the officers could be awarded up to 70,300 shares of the Company’s common stock based on the Company’s stock performance relative to the stock performances of its peer group of companies in the Edison Electric Institute Index over a three year period ending on December 31, 2006. The number of shares earned, if any, would be awarded and issued at the end of the three year performance measurement period. The participants under this plan have no voting or dividend rights related to the eligible shares until the shares are issued at the end of the measurement period.

On April 28, 2004 the Company renewed its $70 million line of credit. The renewed agreement expires on April 27, 2005. The terms of the renewed line of credit are essentially the same as those in place prior to the renewal. This line is available to support borrowings of the Company’s nonelectric operations. The Company anticipates that the electric utility’s cash requirements through April 2005 will be provided for by cash flows from electric utility operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MATERIAL CHANGES IN FINANCIAL POSITION

For the period 2004 through 2008, the Company estimates that funds internally generated net of forecasted dividend payments will be sufficient to meet scheduled debt retirements, provide for its estimated consolidated capital expenditures and payoff its currently outstanding short-term debt. Reduced demand for electricity, reductions in wholesale sales of electricity or margins on wholesale sales, or declines in the number of products manufactured and sold by the Company could have an effect on funds internally generated. Additional equity or debt financing will be required in the period 2004 through 2008 in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, to complete acquisitions or for other corporate purposes. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financing or otherwise, or that if such financing is available, it will be available on terms acceptable to the Company. If adequate funds are not available on acceptable terms, the Company’s business, results of operations, and financial condition could be adversely affected.

The Company began issuing new shares of common stock in January 2004 to meet the requirements of its dividend reinvestment and share purchase plan and its employee stock purchase program, rather than purchasing shares on the open market. As a result, the Company issued 104,263 common shares and received $2.7 million in cash from the issuance of stock in the first quarter of 2004 and expects to generate approximately $6.3 million in additional equity funding prior to December 31, 2004. The Company also received $0.2 million in cash from the issuance of 14,681 shares of common stock for stock options exercised in the first quarter of 2004.

The Company has the ability to issue up to an additional $135 million of unsecured debt securities from time to time under its shelf registration statement on file with the SEC.

On April 28, 2004 the Company renewed its $70 million line of credit. The renewed agreement expires on April 27, 2005. The terms of the renewed line of credit are essentially the same as those in place prior to the renewal. This line is available to support borrowings of the Company’s nonelectric operations. The Company anticipates that the electric utility’s cash requirements through April 2005 will be provided for by cash flows from electric utility operations. As of March 31, 2004, $35 million of the Company’s $70 million line of credit was in use. The Company’s obligations under this line of credit are guaranteed by a 100%-owned subsidiary of the Company that owns substantially all of the Company’s nonelectric companies.

The Company’s current securities ratings are:

Moody’s
	Investors	Standard
	Service	& Poor’s
Senior unsecured debt	A2	A-
Preferred stock	Baa1	BBB
Outlook	Negative	Negative

The Company’s disclosure of these securities ratings is not a recommendation to buy, sell or hold its securities. Downgrades in these securities ratings could adversely affect the Company. Further downgrades could increase borrowing costs resulting in possible reductions to net income in future periods and increase the risk of default on the Company’s debt obligations.

Net cash provided by operating activities decreased $4.4 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily as a result of a $1.8 million decrease in net income, a $1.2 million reduction in cash from noncurrent liabilities and deferred credits, a $1.2 million increase in net cash used for current assets and current liabilities between the periods and a $1.0 million discretionary contribution to the Company’s pension plan in the first quarter of 2004. The $1.2 million increase in cash used for working capital items between the periods is made up of a $3.9 million decrease in cash from changes in interest and income taxes payable and a $3.6 million increase in cash used for accounts payables and other current liabilities offset by a $4.2 million decrease in cash used for inventories and receivables and a $2.2 million decrease in cash used for other current assets.

Receivables increased by $7.0 million from December 31, 2003 to March 31, 2004. The electric utility’s receivables increased $7.8 million mainly as a result of increases in wholesale sales of electricity in March 2004 compared to December of 2003. Receivables in the plastics segment increased $7.9 million as a result of an $7.4 million increase in sales in February and March of 2004 compared to November and December of 2003. Receivables in the health services segment increased $0.5 million in the first quarter of 2004 related to increased sales of diagnostic medical equipment. Receivables in the construction segment decreased $6.4 million in the first three months of 2004 coinciding with a seasonal decrease in regional construction business. A $2.9 million decrease in receivables in the manufacturing segment in the first three months of 2004 reflects decreases of $4.6 million at the wind tower manufacturing company and $1.2 million at the Company’s manufacturer of structural steel products offset by increases in receivables of $1.2 million at the waterfront equipment company, $0.9 million at the metal parts stamping and fabrication company and $0.7 million at the Company’s manufacturer of thermoformed plastic and horticultural products.

Inventories increased by $3.5 million from December 31, 2003 to March 31, 2004. The increase in inventories in the first three months of 2004 is mainly due to a $2.4 million build-up of inventories at the Company’s manufacturer of waterfront equipment in preparation for the spring and summer sales seasons and a $1.5 million increase in inventories at the metal parts stamping and fabrication company related to a build-up of finished goods inventory for customers’ forecasted needs. Inventories in the plastics segment decreased $0.3 million from December 2003 to March 2004 as a result of increased sales in this segment.

Accounts payable and other current liabilities decreased by $9.5 million from December 31, 2003 to March 31, 2004. The plastic pipe companies’ payables and other current liabilities decreased by $4.4 million related to payments made on raw materials purchased prior to December 31, 2003. Construction payables and other current liabilities decreased by $2.7 million related to the seasonal winter slowdown in construction activity in the region. Electric utility payables decreased $2.4 million.

Net cash used in investing activities was $6.2 million for the three months ended March 31, 2004 compared to net cash used in investing activities of $14.3 million for the three months ended March 31, 2003. Capital expenditures decreased by $5.4 million between the periods. Capital expenditures at the electric utility decreased by $4.5 million. In the first quarter of 2003 the utility was still constructing the Solway gas-fired combustion turbine completed in June 2003. In the first quarter of 2004 the utility had no major capital projects under construction. The plastic segment’s capital expenditures decreased by $1.6 million between the periods related to the completion of the new production facility in Hampton, Iowa in 2003. Capital expenditures at the manufacturing companies increased $0.9 million between the periods mainly related to new equipment purchases and expansion of facilities at the waterfront equipment company and the manufacturer of thermoformed plastic and horticultural products. Proceeds from the disposal of noncurrent assets increased $1.8 million for the three months ended March 31, 2004 compared with the three months ended March 31, 2003. The increase reflects the proceeds from the sale of the Fargo-Moorhead RedHawks baseball team and the sale of Dakota Direct Controls, an energy management consulting firm located in Sioux Falls, South Dakota, in the first quarter of 2004.

Net cash used in financing activities was $1.9 million in the three months ended March 31, 2004 compared with $4,000 in net cash provided by financing activities for the three months ended March 31, 2003 reflecting a $2.0 million reduction in proceeds from short term borrowings between the periods. Proceeds from the $5.0 million increase in short-term debt outstanding in the first quarter of 2004 were mainly used to finance construction and operating activities at the Company’s nonelectric operating companies. The Company received $2.9 million in cash from the issuance of common stock under its dividend reinvestment and share purchase plan, its employee stock purchase program and from stock options exercised in the first quarter of 2004 and paid out $2.5 million for the retirement of long-term debt during the same period.

There have been no material changes in the Company’s contractual obligations on long-term debt, coal contracts, construction program commitments, capacity and energy requirements, other purchase obligations and operating leases from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. For more information on contractual obligations and commitments, see Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company does not have any off-balance-sheet arrangements or any relationships with unconsolidated entities or financial partnerships.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2004 and 2003

Consolidated Results of Operations

Total operating revenues were $206.6 million for the three months ended March 31, 2004 compared with $172.2 million for the three months ended March 31, 2003. Operating income was $16.1 million for the three months ended March 31, 2004 compared with $18.3 million for the three months ended March 31, 2003. The Company recorded diluted earnings per share of $0.31 for the three months ended March 31, 2004 compared to $0.38 for the three months ended March 31, 2003.

Following is a discussion of the results of operations by segment.

Amounts presented in the following tables for the three month periods ended March 31, 2004 and 2003 for operating revenues, cost of goods sold and nonelectric segment operating expenses will not agree with amounts presented in the consolidated statements of income for those periods due to the elimination of intersegment transactions. The total intersegment eliminations include: $713,000 in operating revenues, $60,000 in cost of goods sold and $653,000 in other nonelectric expenses for the three months ended March 31, 2004; and $155,000 in operating revenues, $52,000 in cost of goods sold and $103,000 in other nonelectric expenses in for the three months ended March 31, 2003.

Electric

	Three months ended
	March 31,
(in thousands)	2004	2003	Change
Retail sales revenues	$63,174	$59,250	$3,924
Wholesale revenues:
Sales from company-owned generation	4,114	3,926	188
Net margins on purchased power resold	451	2,454	(2,003)
Net marked-to-market gains	1,612	—	1,612
Other revenues	3,504	2,440	1,064

Total operating revenues	$72,855	$68,070	$4,785
Production fuel	14,597	12,977	1,620
Purchased power – system use	10,922	9,612	1,310
Other electric operation and maintenance expenses	21,441	19,446	1,995
Depreciation and amortization	5,936	6,452	(516)
Property taxes	2,489	2,599	(110)

Operating income	$17,470	$16,984	$486

The 6.6% increase in retail electric revenue resulted from a 4.1% increase in retail megawatt-hours sold between the periods combined with a 2.4% increase in revenue per megawatt-hour (mwh) sold partially attributable to a $0.7 million increase in fuel cost recovery revenue. Increased sales reflect increased consumption, mainly among commercial and industrial customers. Revenue from sales to commercial customers increased $2.1 million on a 4.1% increase in mwhs sold. Revenue from sales to residential customers increased $1.2 million on a 1.0% increase in mwhs sold. Revenue from sales to industrial customers increased $0.5 million on a 15.6% increase in mwhs sold. Weather was not a discernable factor in the increase in sales.

The 4.8% increase in revenue from wholesale electric sales from company-owned generation resulted from a 17.5% increase in mwhs sold. The revenue per mwh sold for the three months ended March 31, 2004 compared with the three months ended March 31, 2003 decreased by 10.8%.

Net margins at market prices on energy contracts settled in the first quarter of 2004 totaled $451,000 at the time of settlement. The $1,612,000 in net marked-to-market gains recognized on forward energy contracts in the first three months of 2004 was comprised of $1,657,000 in unrealized net gains and $45,000 in marked-to-market losses realized in the first quarter of 2004. Net unrealized marked-to-market gains were $2,057,000 on December 31, 2003. Of this amount, $31,000 remained unrealized as of March 31, 2004, $103,000 was not realized due to subsequent marked-to-market net losses recognized in the first quarter of 2004 and $1,923,000 was realized on settlement in the first quarter of 2004. In the first quarter of 2003, the Company was recognizing net margins on purchased power resold at contract prices at the time of settlement. The Company adopted mark-to-market accounting in the third quarter of 2003 with the issuance of SFAS No. 149, which eliminated application of the normal purchases and sales exception to the Company’s forward energy contracts which generally result in physical settlement but are subject to net settlement. The application of mark-to-market accounting under this accounting change is not applied retroactively. Therefore, wholesale margins from the resale of purchased power in the first quarter of 2004 are not comparable to the margins recorded on the resale of purchased power in the first quarter of 2003.

The 43.6% increase in other electric operating revenues for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 reflects a $0.5 million increase in revenues from sale of steam to an ethanol plant near Big Stone Plant, a $0.3 million increase in transmission services related revenue and a $0.3 million increase revenue from contracted construction services.

Fuel costs increased by 12.5% for the three months ended March 31, 2004 compared with the three months ended March 31, 2003 as a result of a 7.1% increase in generation combined with a 5.1% increase in the cost of fuel per mwh generated. Generation increased 13.3% at the Company’s Big Stone Plant where the fuel cost per mwh generated increased 4.2%. Fuel costs for the Solway combustion turbine that was put in service in June 2003 were $0.4 million for the three months ended March 31, 2004. The increase in mwh generation corresponds to a 5.6% increase in mwhs generated for retail sales and a 17.5% increase in mwhs generated for resale between the periods.

Purchased power expense for energy purchased for system use (sale to retail customers) increased 13.6% for the three months ended March 31, 2004 compared with the three months ended March 31, 2003 as a result of an 8.4% increase in mwhs purchased combined with a 4.8% increase in the cost per mwh purchased. The increase in mwhs purchased for system use corresponds to the increase in retail sales between the periods.

The 10.3% increase in other electric operation and maintenance expenses for the three months ended March 31, 2004 compared with the three months ended March 31, 2003 reflects increased labor expenses due to an increase in employee benefit costs, and general wage and salary increases averaging about 3.5%. The increase also includes $0.4 million in increased line maintenance expenses mainly for tree-trimming and $0.2 million in increased costs related to contracted construction work. The 8.0% decrease in depreciation expense is related to a recent depreciation study and depreciation rates approved by the Minnesota Public Utilities Commission.

Plastics

	Three months ended
	March 31,
(in thousands)	2004	2003	Change
Operating revenues	$26,436	$22,935	$3,501
Cost of goods sold	23,312	18,731	4,581
Operating expenses	1,266	1,080	186
Depreciation and amortization	569	472	97

Operating income	$1,289	$2,652	$(1,363)

The 15.3% increase in operating revenues for the three months ended March 31, 2004 compared with the three months ended March 31, 2003 is the result of an 11.6% increase in pounds of polyvinyl chloride (PVC) pipe sold combined with a 3.3% increase in the price per pound of PVC pipe sold. The increase in revenue from increased pipe sales and increased prices was more than offset by an 11.6% increase in the cost per pound of PVC pipe sold. Increased sales combined with the increased cost per pound of pipe sold resulted in the 24.5% increase in the cost of goods sold and a 33.4% reduction in the profit margin per pound of pipe sold between the periods. The 17.2% increase in plastics’ operating expenses is mainly due to increases in salaries, sales commissions, insurance and travel expenses. The cost per pound of resin, the raw material used to produce PVC pipe, increased 13.0% between the periods. The increase in depreciation and amortization expense is due to 2003 plant additions, most of which related to the completion of the polyethylene pipe factory in Hampton, Iowa.

In the first quarter of 2004, 100% of resin purchased was from two vendors; 58% from one and 42% from the other. In the first quarter of 2003, 92% of resin purchased was from the same two vendors; 71% from one and 21% from the other. The Company believes relationships with their key raw material vendors are good. However, the loss of a key supplier or any interruption or delay in the supply of PVC resin could have a significant impact on the plastics segment.

Manufacturing

	Three months ended
	March 31,
(in thousands)	2004	2003	Change
Operating revenues	$46,839	$34,719	$12,120
Cost of goods sold	38,823	26,300	12,523
Operating expenses	5,570	5,329	241
Depreciation and amortization	2,113	1,881	232

Operating income	$333	$1,209	$(876)

The 34.9% increase in operating revenues for the three months ended March 31, 2004 compared with the three months ended March 31, 2003 reflects revenue increases of $7.5 million from the Company’s manufacturer of wind towers, $2.9 million from the waterfront equipment companies, $1.3 million from the Company’s manufacturer of thermoformed plastic and horticultural products and $0.4 million from the Company’s manufacturer of structural steel products. The increase in revenues from the Company’s manufacturer of wind towers reflects the sale of towers to a Canadian customer in the first quarter of 2004. The increase in revenue from the waterfront equipment companies reflects increased sales of residential and commercial products as a result of increased advertising, new products and dealership expansion that is partly attributable to the acquisition of Missouri-based Galva Foam in October 2002. The revenue increase at the Company’s manufacturer of thermoformed plastic and horticultural products reflects an increase in sales of higher priced products; the volume of all products sold increased 1.0% between the periods. The increase in revenue at the Company’s manufacturer of structural steel products is due to an increase in the volume of work performed between the periods.

Increased revenues in the manufacturing segment were more than offset by a 47.6% increase in cost of goods for the three months ended March 31, 2004 compared with the three months ended March 31, 2003. The increase in cost of goods sold primarily reflects increased costs of $7.6 million at the Company’s manufacturer of wind towers, $2.5 million at the waterfront equipment companies, $1.7 million at the Company’s manufacturer of thermoformed plastic and horticultural products and $0.7 million at the Company’s manufacture of structural steel products. The increased costs are commensurate with the increases in manufacturing company revenues. However, competitive pressures resulting in cost increases in excess of revenue increases along with increased operating expenses at most of the manufacturing companies have resulted in a $0.9 million decrease in operating income in the manufacturing segment between the periods.

The 4.5% increase in manufacturing operating expenses for the three months ended March 31, 2004 compared with the three months ended March 31, 2003 is mainly due to an increase in sales commissions at the waterfront equipment company and increased expenses for professional services at all of the manufacturing companies. The 12.3% increase in depreciation and amortization expenses between the periods is the a result of plant additions and expansion of manufacturing capacity.

Health Services

	Three months ended
	March 31,
(in thousands)	2004	2003	Change
Operating revenues	$25,676	$21,818	$3,858
Cost of goods sold	19,397	16,593	2,804
Operating expenses	4,464	3,926	538
Depreciation and amortization	1,391	1,187	204

Operating income	$424	$112	$312

The 17.7% increase in health services operating revenues for the three months ended March 31, 2004 compared with the three months ended March 31, 2003 reflects $1.8 million in additional revenue from the sale and servicing of diagnostic imaging equipment, $1.3 million in additional scan revenue and a $0.7 million increase in revenue from other services. The increase in equipment sales revenue is partially due to the acquisition of two medical equipment supply companies in the second and third quarters of 2003 that added to the products and geographic territory of the sales and service operations. The number of scans performed decreased 9.1% while the average fee per scan increased 15.0% between the periods.

The 16.9% increase in cost of goods sold for the three months ended March 31, 2004 compared with the three months ended March 31, 2003 was directly related to the increases in revenues. The increase in operating expenses between the periods is related to increases in selling, general and administrative expenses at the company that sells diagnostic and monitoring equipment and supplies and is partially attributable to the 2003 acquisitions. The 17.1% increase in depreciation and amortization expense is related to an increase in depreciable property as a result of equipment purchases in 2003.

Increased sales and servicing of equipment resulted in a $674,000 increase in operating income in this segment between the periods. The imaging business experienced a $362,000 decrease in operating income as a result of the Houston-based operations not performing in accordance with internal expectations.

Other Business Operations

	Three months ended
	March 31,
(in thousands)	2004	2003	Change
Operating revenues	$35,492	$24,803	$10,689
Cost of goods sold	26,213	16,997	9,216
Operating expenses	11,570	9,297	2,273
Depreciation and amortization	1,164	1,164	—

Operating (loss)	$(3,455)	$(2,655)	$(800)

The 43.1% increase in operating revenues and 54.2% increase in cost of goods sold for the three months ended March 31, 2004 compared with the three months ended March 31, 2003 was mostly due to the acquisition of Foley Company (Foley) in the fourth quarter of 2003. The 24.4% increase in other business operations operating expenses is the result of a $0.8 million increase related to the acquisition of Foley, a $0.9 million increase in operating expenses at the other operating companies and a $0.6 million increase in unallocated corporate overheads. Operating losses at the construction companies increased $0.6 million between the periods as a result of losses incurred on certain jobs and a lower volume of available work than anticipated due to excess capacity in the construction industry. The construction companies normally report operating losses during the winter when construction activity is down.

Revenues at the Company’s energy services company that sells natural gas decreased $948,000 for the three months ended March 31, 2004 compared with the three months ended March 31, 2003 while the cost of gas sold decreased $682,000 and operating expenses decreased $392,000, resulting in an increase in the energy services company’s operating income of $126,000. Operating income at the Company’s flatbed trucking company increased $58,000 in the three months ended March 31, 2004 compared with the three months ended March 31, 2003. The $0.6 million increase in unallocated corporate overhead reflects increase in employee benefit costs and increases in expenditures for outside professional services.

Other Income and Income Taxes

For the three months ended March 31, 2004 compared with the three months ended March 31, 2003, Other income decreased $293,000 mainly related to a decrease in allowance for funds used during construction (AFUDC) at the electric utility due to lower construction work in progress balances in the first quarter of 2004 compared to the first quarter of 2003 when the electric utility’s Solway combustion turbine was under construction. The Solway combustion turbine was placed in service in June 2003.

The $0.8 million (18.4%) decrease in income tax expense between the quarters is primarily the result of a $2.6 million (18.1%) reduction in income before income taxes for the three months ended March 31, 2004 compared with the three months ended March 31, 2003. The effective tax rate for the three months ended March 31, 2004 was 30.6% compared to 30.7% for the three months ended March 31, 2003.

2004 Outlook by Segment

Electric

For the remainder of 2004, the Company anticipates continued strong performance from the electric segment, although results are not expected to equal the record levels of 2003. While retail and wholesale revenues are expected to remain steady, the Company also expects increased operating expenses mainly related to higher employee benefit costs and less opportunity for outside construction work compared to 2003.

Plastics

The Company expects the plastics segment to have a strong performance throughout the remainder of the year. PVC resin prices have been increasing, causing the sale price of PVC pipe to increase as well. Backlog is strong and customers are increasing pipe orders in anticipation of higher pipe prices and strong rural water pipe demand.

Manufacturing

While the results of operations for the manufacturing segment were down for the quarter ended March 31, 2004 compared with the quarter ended March 31, 2003, there are objective signs of improved activity for the rest of the year. Several of the Company’s manufacturing companies are attempting to implement price increases to customers to mitigate the cost increases in raw materials. The Company’s manufacturers of wind towers and structural steel products have backlogs that are expected to result in improved margins during the rest of the year. These businesses will continue to be affected by uncertainty related to the renewal of the federal production tax credit for wind energy and the pricing and availability of steel and other commodities. The Company’s waterfront equipment business is expected to continue its strong sales growth in both its residential and commercial business and has recently been awarded a significant marina renovation and expansion project that will extend over a two-year period.

Health Services

Revenues from the company that sells and services medical diagnostic and monitoring equipment are expected to remain strong throughout 2004 and produce financial results consistent with 2003. Management continues to address the cost structure of the diagnostic imaging operations with a continued emphasis on improving non-performing routes. This part of the health services segment is expected to show improved earnings in comparison to 2003.

Other Business Operations

While market conditions remain extremely competitive in the construction business, there is improvement in the backlog of work. Bidding activity is increasing and jobs are being awarded in the second quarter of 2004 for work to be performed throughout the rest of the year.

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

The Company uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self-insurance programs, environmental liabilities, valuation of forward energy contracts, unbilled electric revenues, unscheduled power exchanges, service contract maintenance costs, percentage-of-completion and actuarially determined benefits costs. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the Audit Committee of the Board of Directors.

Goodwill Impairment

The Company currently has $1.0 million of goodwill recorded on its balance sheet related to its energy services subsidiary that markets natural gas to approximately 150 retail customers. A recent evaluation of projected cash flows from this operation indicated that the related goodwill was not impaired. However, actual and projected cash flows from this operation are subject to fluctuations due to low profit margins on natural gas sales combined with high volatility of natural gas prices. Reductions in profit margins or the volume of natural gas sales could result in an impairment of all or a portion of its related goodwill. The Company will continue to evaluate this reporting unit for impairment on an annual basis and as conditions warrant.

The Company currently has $6.7 million of goodwill recorded on its balance sheet related to the acquisition of E.W. Wylie Corporation (Wylie), its flatbed trucking company. Highly competitive pricing in the trucking industry in recent years has resulted in decreased operating margins and lower returns on invested capital for Wylie. The Company’s current projections are for operating margins to increase from current levels over the next three to five years as demand for shipping increases relative to available shipping capacity and additional revenues are generated from added terminal locations and increased brokerage activity. If current conditions persist and operating margins do not increase according to Company projections, the reductions in anticipated cash flows from transportation operations may indicate that the fair value of Wylie is less than its book value resulting in an impairment of goodwill and a corresponding charge against earnings. At December 31, 2003, assessment of Wylie indicated that its goodwill was not impaired. The Company will continue to evaluate this reporting unit for impairment on an annual basis and as conditions warrant.

A discussion of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There were no material changes in critical accounting policies or estimates during the quarter ended March 31, 2004.

Forward Looking Information — Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the Act), the Company has filed cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements, words such as “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Act and are included, along with this statement, for purposes of complying with the safe harbor provision of the Act. Factors that might cause such differences include, but are not limited to, the Company’s ongoing involvement in diversification efforts, the timing and scope of deregulation and open competition, Federal Energy Regulatory Commission mandated operational changes to the electricity transmission grid, market valuations of forward energy contracts, growth of electric revenues, impact of the investment performance of the utility’s pension plan, changes in the economy, governmental and regulatory action, weather conditions, fuel and purchased power costs, environmental issues, availability of resin suppliers, resin prices, steel prices, and other factors discussed under “Factors affecting future earnings” on pages 24-25 of the Company’s 2003 Annual Report to Shareholders, which is incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2004 the Company had limited exposure to market risk associated with interest rates and commodity prices and no exposure to market risk associated with changes in foreign currency exchange rates.

The majority of the Company’s long-term debt has fixed interest rates. The interest rate on variable rate long-term debt is reset on a periodic basis reflecting current market conditions. The Company manages its interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt. As of March 31, 2004, the Company had $29.8 million of long-term debt subject to variable interest rates. Assuming no change in the Company’s financial structure, if variable interest rates were to average 1% higher or lower than the average variable rate on March 31, 2004, interest expense and pre-tax earnings would change by approximately $298,000 on an annual basis.

The Company has short-term borrowing arrangements to provide financing for working capital and other purposes for its nonelectric operations. The level of borrowings under these arrangements varies from period to period, depending upon, among other factors, operating needs and capital expenditures. On March 31, 2004 the Company had $35 million outstanding short-term borrowings with variable interest rates under these arrangements.

The Company has not used interest rate swaps to manage net exposure to interest rate changes related to the Company’s portfolio of borrowings. The Company maintains a ratio of fixed-rate debt to total debt within a certain range. It is the Company’s policy to enter into interest rate transactions and other financial instruments only to the extent considered necessary to meet its stated objectives. The Company does not enter into transactions for speculative or trading purposes.

The electric utility’s retail portion of fuel and purchased power costs are subject to cost-of-energy adjustment clauses that mitigate the commodity price risk by allowing a pass through of most of the increase or decrease in energy costs to retail customers. In addition, the electric utility participates in an active wholesale power market providing access to energy resources that may serve to mitigate price risk.

The electric utility has market, price and credit risk associated with forward contracts for the purchase and sale of energy. Net unrealized marked-to-market gains were $2,057,000 on December 31, 2003. Of this amount, $31,000 remained unrealized as of March 31, 2004, $103,000 was not realized due to subsequent marked-to-market net losses recognized in the first quarter of 2004 and $1,923,000 was realized on settlement in the first quarter of 2004. As of March 31, 2004 the electric utility had recognized, on a pretax basis, $1,689,000 in net unrealized gains on open forward contracts for the purchase and sale of energy in 2004. Due to the nature of electricity and the physical aspects of the electricity transmission system, unanticipated events affecting the transmission grid can result in transmission constraints and the cancellation of scheduled transactions by the independent transmission system operator. In these situations, the counterparties to the cancelled transaction are generally not made whole for the difference in the contract price and the market price of the electricity at the time of cancellation. In some instances the electric utility may deliver on a sale where its offsetting purchase has been cancelled or is undeliverable, or take delivery on a purchase where its offsetting sale has been cancelled or is undeliverable. All forward energy transactions are subject to a small, and likely unquantifiable, risk of cancellation by the independent transmission system operator due to unanticipated physical constraints on the transmission system. At the time of cancellation, the electric utility could be in a gain or loss position depending on the market price of electricity relative to the contract price and the electric utility’s position in the transaction.

The market prices used to value the electric utility’s forward contracts for the purchases and sales of electricity are determined by survey of counterparties by the electric utility’s power services’ personnel responsible for contract pricing. Over 88% of the forward purchase and sales contracts that are marked to market as of March 31, 2004 are offsetting in terms of volumes and delivery periods.

The Company has in place an energy risk management policy with a goal to manage, through the use of defined risk management practices, price risk and credit risk associated with wholesale power purchases and sales. These policies require that most forward sales of electricity in wholesale markets be covered by offsetting forward purchases of electricity with matching terms and delivery dates or by the portion of company-owned generation projected to be in excess of retail load requirements. Currently, a portion of marked-to-market gains or losses on a sales contract will be offset by a marked-to-market loss or gain on the offsetting purchase contract.

The Company’s energy risk management policy allows for long open positions with limitations on the aggregate marked-to-market value of open positions. These positions are closely monitored and covered with offsetting sales when the risk of loss exceeds predefined limits. The exposure to price risk of these open positions as of March 31, 2004 was not material.

The following tables show the effect of marking-to-market forward contracts for the purchase and sale of energy on the Company’s consolidated balance sheet as of March 31, 2004 and the change in its consolidated balance sheet position from December 31, 2003 to March 31, 2004:

March 31,
(in thousands)	2004
Current asset – marked-to-market gain	$3,489
Regulatory asset – deferred marked-to-market loss	401

Total assets	3,890

Current liability – marked-to-market loss	(969)
Regulatory liability – deferred marked-to-market gain	(1,232)

Total liabilities	(2,201)

Net fair value of marked-to-market energy contracts	$1,689

Year-to-date
(in thousands)	March 31, 2004
Fair value at beginning of year	$2,057
Amount realized on 2003 contracts settled in 2004	(1,923)
Changes in fair value of 2003 contracts	163

Net fair value of 2003 contracts at end of period	297
Changes in fair value of 2004 contracts	1,392

Net fair value end of period	$1,689

The $1.7 million in recognized but unrealized net gains on the forward energy purchases and sales marked-to-market as of March 31, 2004 is expected to be realized on physical settlement as scheduled over the following quarters in the amounts listed:

	2nd Quarter	3rd Quarter	4th Quarter
(in thousands)	2004	2004	2004	Total
Net gain	$311	$1,226	$152	$1,689

The electric utility has credit risk associated with the nonperformance or nonpayment by counterparties to its forward energy purchases and sales agreements. The Company has established guidelines and limits to manage credit risk associated with wholesale power purchases and sales. Specific limits are determined by a counterparty’s financial strength. The Company’s credit risk with its largest counterparty on delivered and marked-to-market forward contracts as of March 31, 2004 was $6.8 million. As of March 31, 2004 the Company had a net credit risk exposure of $9.4 million from thirty counterparties with investment grade credit ratings.

The $9.4 million credit risk exposure includes net amounts due to the electric utility on receivables/payables from completed transactions billed and unbilled plus marked-to-market gains/losses on forward contracts for the purchase and sale of energy scheduled for delivery after March 31, 2004. Individual counterparty exposures are offset according to legally enforceable netting arrangements.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2004, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

During the fiscal quarter ended March 31, 2004, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits:

4.1	Fourth Amendment to Credit Agreement dated as of April 28, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K.

The Company filed a Form 8-K on February 3, 2004 to furnish under Item 12 the press release issued on February 2, 2004 to report its earnings for the fourth quarter and year ended December 31, 2003, announce a dividend increase and 2004 expectations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION
By: /s/ Kevin G. Moug
Kevin G. Moug
Chief Financial Officer and Treasurer (Chief Financial Officer/Authorized Officer)

Dated: May 7, 2004

EXHIBIT INDEX

Exhibit Number	Description
4.1	Fourth Amendment to Credit Agreement dated as of April 28, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.