Form 10-Q
period 2004-06-30
OTTER TAIL CORP
filed 2004-08-09
CIK 75129

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

July 31, 2004 – 25,989,854 Common Shares ($5 par value)

OTTER TAIL CORPORATION

INDEX

		Page No.
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets – June 30, 2004 and December 31, 2003 (Unaudited)	2 & 3
	Consolidated Statements of Income - Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)	4
	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2004 and 2003 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29-31
Item 4.	Controls and Procedures	31
Part II.	Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 6.	Exhibits and Reports on Form 8-K	33
Signatures		34
Master Coal Purchase Agreement
Coal Supply Confirmation Letter
Master Coal Purchase and Sale Agreement
Coal Supply Confirmation Letter
Coal Supply Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Otter Tail Corporation

Consolidated Balance Sheets
(Unaudited)
-Assets-

	June 30,	December 31,
	2004	2003
	(Thousands of dollars)
Current assets
Cash and cash equivalents	$—	$7,305
Accounts receivable:
Trade—net	104,822	107,634
Other	6,137	7,830
Inventories	65,229	56,966
Deferred income taxes	3,401	3,532
Accrued utility revenues	10,602	14,866
Costs and estimated earnings in excess of billings	11,978	4,591
Other	13,843	10,385

Total current assets	216,012	213,109
Investments and other assets	38,027	35,987
Goodwill—net	72,933	72,556
Other intangibles—net	6,924	7,096
Deferred debits
Unamortized debt expense and reacquisition premiums	7,727	8,081
Regulatory assets	13,983	14,669
Other	864	1,600

Total deferred debits	22,574	24,350
Plant
Electric plant in service	876,657	875,364
Nonelectric operations	193,870	193,858

Total plant	1,070,527	1,069,222
Less accumulated depreciation and amortization	461,720	453,791

Plant—net of accumulated depreciation and amortization	608,807	615,431
Construction work in progress	24,021	17,894

Net plant	632,828	633,325

Total	$989,298	$986,423

See accompanying notes to consolidated financial statements

Otter Tail Corporation

Consolidated Balance Sheets
(Unaudited)
-Liabilities-

	June 30,	December 31,
	2004	2003
	(Thousands of dollars)
Current liabilities
Short-term debt	$34,000	$30,000
Current maturities of long-term debt	9,107	9,718
Accounts payable	77,189	83,338
Accrued salaries and wages	13,755	14,677
Accrued federal and state income taxes	7,341	4,152
Other accrued taxes	8,158	10,491
Other accrued liabilities	8,755	10,003

Total current liabilities	158,305	162,379
Pensions benefit liability	17,940	16,919
Other postretirement benefits liability	24,522	23,230
Other noncurrent liabilities	11,814	11,102
Deferred credits
Deferred income taxes	103,646	101,596
Deferred investment tax credit	11,054	11,630
Regulatory liabilities	42,300	42,926
Other	2,036	2,061

Total deferred credits	159,036	158,213
Capitalization
Long-term debt, net of current maturities	261,336	265,193
Cumulative preferred shares authorized 1,500,000 shares without par value; outstanding 2004 and 2003 - 155,000 shares	15,500	15,500
Cumulative preference shares - authorized 1,000,000 shares without par value; outstanding - none	—	—
Common shares, par value $5 per share authorized 50,000,000 shares; outstanding 2004 - 25,945,682 and 2003 - 25,723,814	129,728	128,619
Premium on common shares	30,911	26,515
Unearned compensation	(3,226)	(3,313)
Retained earnings	187,881	186,495
Accumulated other comprehensive loss	(4,449)	(4,429)

Total common equity	340,845	333,887
Total capitalization	617,681	614,580

Total	$989,298	$986,423

See accompanying notes to consolidated financial statements

Otter Tail Corporation

Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except share and per share amounts)
Operating revenues	$211,208	$180,016	$417,793	$352,206
Operating expenses
Production fuel	11,193	10,696	25,790	23,673
Purchased power - system use	9,903	9,702	20,825	19,314
Other electric operation and maintenance expenses	22,366	22,022	43,807	41,468
Cost of goods sold	115,867	89,809	223,552	168,378
Other nonelectric expenses	22,989	19,103	45,206	38,632
Depreciation and amortization	11,232	11,334	22,405	22,490
Property taxes	2,359	2,439	4,848	5,038

Total operating expenses	195,909	165,105	386,433	318,993
Operating income	15,299	14,911	31,360	33,213
Other income	781	938	818	1,268
Interest charges	4,370	4,420	8,799	8,812

Income before income taxes	11,710	11,429	23,379	25,669
Income taxes	3,843	2,995	7,417	7,373

Net income	7,867	8,434	15,962	18,296
Preferred dividend requirements	184	184	368	368

Earnings available for common shares	$7,683	$8,250	$15,594	$17,928

Basic earnings per common share	$0.30	$0.32	$0.60	$0.70
Diluted earnings per common share	$0.30	$0.32	$0.60	$0.70
Average number of common shares outstanding - basic	25,891,440	25,672,592	25,842,241	25,632,477
Average number of common shares outstanding - diluted	26,013,519	25,854,898	25,969,648	25,786,453
Dividends per common share	$0.275	$0.270	$0.550	$0.540

See accompanying notes to consolidated financial statements

Otter Tail Corporation

Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2004	2003
	(Thousands of dollars)
Cash flows from operating activities
Net income	$15,962	$18,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,405	22,490
Deferred investment tax credit	(576)	(576)
Deferred income taxes	1,194	879
Change in deferred debits and other assets	401	(330)
Discretionary contribution to pension plan	(2,000)	—
Change in noncurrent liabilities and deferred credits	2,923	3,935
Allowance for equity (other) funds used during construction	(390)	(1,063)
Change in derivatives net of regulatory deferral	(729)	—
Other - net	988	836
Cash (used for) provided by current assets & current liabilities:
Change in receivables and inventories	(3,709)	(28,267)
Change in other current assets	(7,119)	(13,372)
Change in payables and other current liabilities	(8,174)	5,371
Change in interest and income taxes payable	3,097	6,843

Net cash provided by operating activities	24,273	15,042
Cash flows from investing activities
Capital expenditures	(21,778)	(27,500)
Proceeds from disposal of noncurrent assets	2,672	401
Acquisitions, net of cash acquired	(393)	(1,287)
Increases in other investments	(1,784)	(605)

Net cash used in investing activities	(21,283)	(28,991)
Cash flows from financing activities
Net borrowings under line of credit	4,000	3,630
Proceeds from issuance of common stock	5,229	410
Proceeds from issuance of long-term debt, net of issuance expenses	392	18,498
Payments for retirement of common stock	(345)	—
Payments for retirement of long-term debt	(4,995)	(4,077)
Dividends paid and other distributions	(14,576)	(14,449)

Net cash (used in) provided by financing activities	(10,295)	4,012
Net change in cash and cash equivalents	(7,305)	(9,937)
Cash and cash equivalents at beginning of period	7,305	9,937

Cash and cash equivalents at end of period	$—	$—

Supplemental cash flow information
Cash paid for interest and income taxes
Interest	$7,996	$8,157
Income taxes	$3,696	$242

See accompanying notes to consolidated financial statements

OTTER TAIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated results of operations for the periods presented. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes as of and for the years ended December 31, 2003, 2002 and 2001 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Because of seasonal and other factors, the earnings for the three-month and six-month periods ended June 30, 2004, should not be taken as an indication of earnings for all or any part of the balance of the year.

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

Some of the operating businesses enter into fixed-price construction contracts. Revenues under these contracts are recognized on a percentage-of-completion basis. The method used to determine the progress of completion is based on the ratio of costs incurred to total estimated costs. The following summarizes costs incurred, billings and estimated earnings recognized on uncompleted contracts:

	June 30,	December 31,
(in thousands)	2004	2003
Costs incurred on uncompleted contracts	$137,514	$124,839
Less billings to date	(145,737)	(137,881)
Plus estimated earnings recognized	16,036	13,611

	$7,813	$569

The following amounts are included in the Company’s consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts are included in Accounts payable:

	June 30,	December 31,
(in thousands)	2004	2003
Costs and estimated earnings in excess of billings on uncompleted contracts	$11,978	$4,591
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,165)	(4,022)

	$7,813	$569

The percent of revenue recognized under the percentage-of-completion method compared to total consolidated revenues was 21.1% for the six months ended June 30, 2004 compared with 16.1% for the six months ended June 30, 2003. The increase reflects the addition of $22.8 million in revenue in the first half of 2004 related to the acquisition of Foley Company in November 2003.

Stock-based compensation

The Company has elected to follow the accounting provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

Had compensation costs for the stock options issued been determined based on estimated fair value at the award dates, as prescribed by SFAS No. 123, the Company’s net income for three and six month periods ended June 30, 2004 and June 30, 2003 would have decreased as presented in the table below. This may not be representative of the pro forma effects for future periods if additional options are granted.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Net income
As reported	$7,867	$8,434	$15,962	$18,296
Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(330)	(247)	(544)	(465)

Pro forma	$7,537	$8,187	$15,418	$17,831

Basic earnings per share
As reported	$0.30	$0.32	$0.60	$0.70
Pro forma	$0.28	$0.31	$0.58	$0.68
Diluted earnings per share
As reported	$0.30	$0.32	$0.60	$0.70
Pro forma	$0.28	$0.31	$0.58	$0.68

Reclassifications

Certain prior year amounts reported on the Company’s consolidated statement of income have been reclassified to conform to 2004 presentation. Such reclassifications had no impact on net income, shareholders’ equity or cash provided by operating activities.

Inventories

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2004	2003
Finished goods	$21,708	$20,349
Work in process	7,779	6,234
Raw material, fuel and supplies	35,742	30,383

	$65,229	$56,966

Goodwill and Other Intangible Assets

Goodwill increased $377,000 in the first six months of 2004 as a result of $214,000 in adjustments related to 2003 acquisitions and $163,000 related to the acquisition of a small electronic surveillance equipment company in the second quarter of 2004.

The following table summarizes the components of the Company’s intangible assets at June 30, 2004 and December 31, 2003.

	June 30, 2004			December 31, 2003
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Covenants not to compete	$2,610	$1,707	$903	$2,610	$1,483	$1,127
Other intangible assets including contracts	2,561	1,260	1,301	2,367	1,118	1,249

Total	$5,171	$2,967	$2,204	$4,977	$2,601	$2,376

Non-amortized intangible assets:
Brand/trade name	$4,720	$—	$4,720	$4,720	$—	$4,720

Intangible assets with finite lives are being amortized over average lives ranging from one to five years. The amortization expense for these intangible assets was $366,000 for the six months ended June 30, 2004 compared to $280,000 for the six months ended June 30, 2003. The estimated annual amortization expense for these intangible assets for the next five years is: $744,000 for 2004, $544,000 for 2005, $407,000 for 2006, $284,000 for 2007 and $232,000 for 2008.

New Accounting Standards

FASB Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, is an interpretation of Accounting Research Bulletin No. 51, that addresses consolidation by business enterprises of variable interest entities which have certain characteristics related to equity at risk and rights and obligations to profits and losses. The effective date for application of certain provisions of FIN 46 was the first quarter of 2004 for interests in variable interest entities created before February 1, 2003 and held by a public entity that has not previously applied the provisions of FIN 46. The Company has determined that it does not have any arrangements with unconsolidated entities under FIN 46 except for majority interests in eight limited partnerships that invest in tax-credit-qualifying, affordable-housing projects. The net investment in these entities, which are currently accounted for on an equity-method basis, totaled $2.8 million as of June 30, 2004. Full consolidation of these entities would not have a material effect on the Company’s consolidated financial statements and would have no effect on its consolidated net income. The Company includes these entities in its consolidated financial statements on an equity method basis due to immateriality.

FASB Staff Position No. FAS 106-2 (FSP 106-2) Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) – FSP 106-2 provides guidance on accounting for the effect of the federal subsidy for prescription drug plans when the plan’s sponsor determines that the prescription drug benefits it offers to its retirees are actuarially equivalent to those offered under Medicare Part D and will qualify for the federal subsidy offered under the Act. The provisions of the Act provide for a federal subsidy for plans that provide prescription drug benefits and meet certain qualifications, and alternatively would allow prescription drug plan sponsors to coordinate with the Medicare benefit. The Company’s postretirement medical plan provides prescription drug coverage for all electric utility company retirees. The Company’s accumulated postretirement benefit obligation and net cost recognized for other postemployment benefits do not reflect the effects of the Act. The Company has determined that the prescription drug benefits it offers to its retirees who retired prior to 2003 are actuarially equivalent to those offered under Medicare Part D and will qualify for the federal subsidy offered under the Act. The Company expects that its share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based will be reduced by the expected subsidy. The effect of the subsidy on the Company’s accumulated postretirement benefit obligation will be accounted for as an actuarial experience gain in accordance with the guidance in FAS 106. The Company’s actuaries are currently determining the effects of the expected subsidy on the Company’s projected postretirement benefit obligations. The Company expects to implement the requirements of FSP 106-2 in the third quarter of 2004 and estimates that the impact of the subsidy on 2004 postretirement benefit costs under FAS 106 will be a reduction of approximately $750,000 when remeasured and applied retroactively to January 1, 2004.

Segment Information

The Company’s business operations consist of five segments based on products and services. Electric includes the production, transmission, distribution and sale of electric energy in Minnesota, North Dakota and South Dakota under the name Otter Tail Power Company. Electric utility operations have been the Company’s primary business since incorporation. Plastics consists of businesses producing polyvinyl chloride (PVC) and polyethylene (PE) pipe in the Upper Midwest and Southwest regions of the United States. Manufacturing consists of businesses in the following manufacturing activities: production of waterfront equipment, wind towers, frame-straightening equipment and accessories for the auto body shop industry, material and handling trays and horticultural containers; fabrication of steel products; contract machining; and metal parts stamping and fabrication. These businesses are located primarily in the Upper Midwest, Missouri and Utah. Health services consists of businesses involved in the sale of diagnostic medical equipment, patient monitoring equipment and related supplies and accessories. These businesses also provide service maintenance, mobile diagnostic imaging, mobile positron emission tomography and nuclear medicine imaging, portable X-ray imaging and rental of diagnostic medical imaging equipment to various medical institutions located throughout the United States.

Other business operations consists of businesses in residential, commercial and industrial electric industries; fiber optic and electric distribution systems; waste-water, water and HVAC systems construction; transportation; telecommunications; energy services and natural gas marketing; and the portion of corporate general and administrative expenses that is not allocated to other segments. These businesses operate primarily in the Central United States, except for the transportation company which operates in 48 states and 6 Canadian provinces.

Operating Revenue

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Electric	$60,449	$59,100	$133,304	$127,170
Plastics	32,636	19,647	59,072	42,582
Manufacturing	56,057	48,838	102,896	83,557
Health services	26,597	25,412	52,273	47,230
Other business operations	35,999	27,183	71,491	51,986
Intersegment eliminations	(530)	(164)	(1,243)	(319)

Total	$211,208	$180,016	$417,793	$352,206

Operating Income (Loss)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Electric	$8,613	$7,832	$26,083	$24,816
Plastics	4,032	1,909	5,321	4,561
Manufacturing	3,763	5,035	4,096	6,244
Health services	532	1,465	956	1,577
Other business operations	(1,641)	(1,330)	(5,096)	(3,985)

Total	$15,299	$14,911	$31,360	$33,213

Identifiable Assets

	June 30,	December 31,
(in thousands)	2004	2003
Electric	$604,721	$609,190
Plastics	63,431	58,538
Manufacturing	154,406	138,493
Health services	68,338	67,587
Other business operations	98,402	112,615

Total	$989,298	$986,423

Substantially all of the Company’s long-lived assets are within the United States. For the three months ended June 30, 2004, 97.4% of the Company’s consolidated revenue came from sales within the United States. For the six months ended June 30, 2004, 95.4% of the Company’s consolidated revenue came from sales within the United States and 3.5% came from sales in Canada.

Common Shares and Earnings per Share

On April 12, 2004 the Company’s Board of Directors granted 72,400 stock options to key employees and 17,050 shares of restricted stock to the directors and certain key employees under the 1999 Stock Incentive Plan. The exercise price of the stock options is equal to the fair market value per share at the date of the grant. The options vest six months from the grant date and expire ten years after the date of the grant. As of June 30, 2004 a total of 1,555,158 options were outstanding and a total of 214,434 shares of restricted stock had been issued under the Plan. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25.

On April 12, 2004 the Company’s Board of Directors granted performance-based stock incentive awards to the Company’s executive officers. Under these awards, the officers could earn up to an aggregate of 70,300 shares of the Company’s common stock based on the Company’s stock performance relative to the stock performances of its peer group of companies in the Edison Electric Institute Index over a three year period ending on December 31, 2006. The number of shares earned, if any, would be awarded and issued at the end of the three year performance period. The officers have no voting or dividend rights related to the eligible shares until the shares are issued at the end of the performance period.

Basic earnings per common share are calculated by dividing earnings available for common shares by the average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

Comprehensive Income

Comprehensive income for the three months ended June 30, 2004 includes $20,000 in unrealized losses, net-of-tax, on investments in available-for-sale securities and net income of $7.9 million as compared to $8.4 million of net income for the three months ended June 30, 2003. Comprehensive income for the six months ended June 30, 2004 includes $20,000 in unrealized losses, net-of-tax, on investments in available-for-sale securities and net income of $16.0 million as compared to $18.3 million of net income for the six months ended June 30, 2003.

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

The following table indicates the amount of regulatory assets and liabilities recorded on the Company’s consolidated balance sheet:

	June 30,	December 31,
(in thousands)	2004	2003
Regulatory assets:
Deferred income taxes	$13,369	$12,750
Debt expenses and reacquisition premiums	3,643	3,863
Deferred conservation program costs	962	882
Plant acquisition costs	262	285
Deferred marked-to-market losses	437	1,802
Accrued cost-of-energy revenue	2,193	3,693
Accumulated ARO accretion/depreciation adjustment	178	117

Total regulatory assets	$21,044	$23,392

Regulatory liabilities:
Accumulated reserve for estimated removal costs	$33,571	$33,579
Deferred income taxes	7,127	7,496
Deferred marked-to-market gains	1,437	1,684
Gain on sale of division office building	165	167

Total regulatory liabilities	$42,300	$42,926

Net regulatory liability position	$21,256	$19,534

The regulatory assets and liabilities related to deferred income taxes are the result of the adoption of SFAS No. 109, Accounting for Income Taxes. Debt expenses and reacquisition premiums are being recovered from electric utility customers over the remaining original lives of the reacquired debt issues, the longest of which is 18.1 years. Deferred conservation program costs included in Deferred debits – Other represent mandated conservation expenditures recoverable through retail electric rates over the next 1.5 years. Plant acquisition costs included in Deferred debits – Other will be amortized over the next 5.9 years. Accrued cost-of-energy revenue included in Accrued utility revenues will be recovered over the next nine months. All deferred marked-to-market gains and losses are related to forward purchases and sales of energy scheduled for delivery from July 2004 through April 2005. The Accumulated reserve for estimated removal costs is reduced for actual removal costs incurred. The remaining regulatory assets and liabilities are being recovered from electric customers over the next 30 years.

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

Pension Plan and Other Postretirement Benefits

Pension Plan—Components of net periodic pension benefit cost of the Company’s noncontributory funded pension plan are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Service cost—benefit earned during the period	$900	$945	$1,800	$1,890
Interest cost on projected benefit obligation	2,350	2,373	4,700	4,746
Expected return on assets	(3,000)	(3,233)	(6,000)	(6,466)
Amortization of prior-service cost	225	293	450	585

Net periodic pension cost	$475	$378	$950	$755

Cash Flows: The Company made $2.0 million in discretionary contributions to the pension plan in the first six months of 2004.

Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Service cost—benefit earned during the period	$205	$104	$410	$208
Interest cost on projected benefit obligation	372	356	744	713
Amortization of prior-service cost	37	37	74	74
Recognized net actuarial loss	170	143	340	286

Net periodic pension cost	$784	$640	$1,568	$1,281

Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance and life insurance benefits for retired electric utility and corporate employees are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Service cost—benefit earned during the period	$289	$252	$577	$504
Interest cost on projected benefit obligation	645	655	1,290	1,310
Amortization of transition obligation	188	187	377	374
Amortization of prior-service cost	(77)	(76)	(154)	(152)
Amortization of net actuarial loss	171	177	343	354

Net periodic postretirement benefit cost	$1,216	$1,195	$2,433	$2,390

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MATERIAL CHANGES IN FINANCIAL POSITION

For the period 2004 through 2008, the Company estimates that funds internally generated net of forecasted dividend payments will be sufficient to meet scheduled debt retirements, provide for its estimated consolidated capital expenditures and repay its currently outstanding short-term debt. Reduced demand for electricity, reductions in wholesale sales of electricity or margins on wholesale sales, or declines in the number of products manufactured and sold by the Company could have an effect on funds internally generated. Additional equity or debt financing will be required in the period 2004 through 2008 in the event the Company decides to refund or retire early any of its presently outstanding debt or cumulative preferred shares, to complete acquisitions or for other corporate purposes. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financing or otherwise, or that if such financing is available, it will be available on terms acceptable to the Company. If adequate funds are not available on acceptable terms, the Company’s business, results of operations, and financial condition could be adversely affected.

The Company began issuing new shares of common stock in January 2004 to meet the requirements of its dividend reinvestment and share purchase plan and its employee stock purchase program, rather than purchasing shares on the open market. As a result, the Company issued 176,433 common shares and received $4.5 million in cash from the issuance of stock in the first six months of 2004 and expects to generate approximately $4.5 million in additional equity funding under these programs prior to December 31, 2004. The Company also received $0.7 million in cash from the issuance of 35,076 shares of common stock for stock options exercised in the first six months of 2004.

The Company has the ability to issue up to $135 million of unsecured debt securities from time to time under its shelf registration statement filed with the Securities and Exchange Commission in 2002. In addition, the Company filed a universal shelf registration with the Securities and Exchange Commission on June 4, 2004, which, when combined with the Company’s prior registration statement, will give the Company the ability to issue up to $335 million of common stock, preferred stock, debt and certain other securities from time to time after it becomes effective.

On April 28, 2004 the Company renewed its $70 million line of credit. The terms of the renewed line of credit are essentially the same as those in place prior to the renewal. The renewed agreement expires on April 27, 2005. This line is available to support borrowings of the Company’s nonelectric operations. The Company anticipates that the electric utility’s cash requirements through April 2005 will be provided for by cash flows from electric utility operations. As of June 30, 2004, $34 million of the Company’s $70 million line of credit was in use. The Company’s obligations under this line of credit are guaranteed by a 100%-owned subsidiary of the Company that owns substantially all of the Company’s nonelectric companies.

The Company’s line of credit, its $90 million 6.63% senior notes and its $16.3 million note with Lombard US Equipment Finance contain the following covenants: a debt-to-total capitalization ratio not in excess of 60% and an interest and dividend coverage ratio of at least 1.5 to 1. The 6.63% senior notes also require that priority debt not be in excess of 20% of total capitalization. As of June 30, 2004 the Company was in compliance with all of the covenants under its financing agreements.

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

Net cash provided by operating activities increased $9.2 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily as a result of a $30.8 million decrease in cash used for receivables, inventories and other current assets, offset by a $17.3 million increase in cash used to reduce payables and other current liabilities including interest and income taxes payable and a reduction in net income of $2.3 million between the periods and $2.0 million in discretionary contributions to the Company’s pension plan in the first six months of 2004.

Inventories increased by $8.3 million from December 31, 2003 to June 30, 2004. The increase in inventories in the first six months of 2004 mainly reflects $8.0 million in increased inventory in the manufacturing segment made up of $3.4 million at the manufacturers of wind towers and structural steel products related to increased business, $2.2 million at the Company’s manufacturer of waterfront equipment related to build-up for the summer sales season, $2.0 million at the metal parts stamping and fabrication company related to a build-up of finished goods inventory for customers’ forecasted needs and $0.4 million at the Company’s manufacturer of auto and truck frame-straightening equipment. Inventories in the health services segment increased $1.8 million from December 2003 to June 2004 based on expected increased equipment sales in the second half of 2004. An increase in inventory at the electric utility of $0.5 million in the first six months of 2004 is related to a build-up of materials and supplies for the summer construction season. Inventories in the plastics segment decreased $2.0 million from December 31, 2003 to June 30, 2004 as a result of increased sales in this segment.

Receivables decreased by $4.5 million from December 31, 2003 to June 30, 2004. A $4.6 million decrease in receivables in the manufacturing segment in the first six months of 2004 reflects decreases of $10.4 million at the wind tower manufacturing company due to declining sales related to the status of the proposed production tax credit, $1.0 million at the Company’s manufacturer of structural steel products and $0.4 million at the Company’s manufacturer of thermoformed plastic and horticultural products offset by increases in receivables of $4.5 million at the waterfront equipment company related to seasonal sales fluctuations and $2.8 million at the metal parts stamping and fabrication company. Receivables at the construction companies decreased by $3.6 million from December 31, 2003 to June 30, 2004 reflecting a reduction in business from year-end 2003 to June of 2004 and recent efforts made to accelerate collections of outstanding receivables at the Company’s electrical construction contractor located in the Upper Midwest. The electric utility’s receivables decreased $1.7 million mainly as a result of reductions in billings for contracted construction services from the end of 2003 compared to May and June of 2004 and a reduction in receivables from the joint owners of power plants operated by the electric utility. Receivables in the health services segment decreased $0.7 million in the first six months of 2004. Receivables at the energy services company decreased by $0.5 million as a result of a reduction in natural gas consumption between winter and summer seasons. Receivables in the plastics segment increased $6.6 million related to an $8.8 million increase in sales in May and June of 2004 compared to November and December of 2003.

Accounts payable and other current liabilities decreased by $8.2 million from December 31, 2003 to June 30, 2004. Electric utility payables decreased $10.0 million reflecting a $5.0 million reduction in purchased power payables related to a seasonal decrease in demand between December and June, a $2.8 million reduction in property taxes payable related to the timing of property tax payments and a $1.9 million reduction in accrued salaries and wages mainly related to the payment of 2003 accrued bonuses and incentives in the first quarter of 2004. The plastic pipe companies’ payables and other current liabilities decreased by $8.9 million mainly related to payments made on raw materials purchased prior to December 31, 2003. Accounts payable and other current liabilities increased $8.0 million at the manufacturing companies: $3.3 million at the Company’s manufacturer of waterfront equipment, $3.1 million at the manufacturers of wind towers and structural steel products and $2.4 million at the metal parts stamping and fabrication company, offset by a $0.8 million decrease at the manufacturer of thermoformed plastic and horticultural products. Health services accounts payable and other current liabilities increased $3.6 million from December 31, 2003 to June 30, 2004. Construction payables and other current liabilities increased by $0.9 million from December 31, 2003 to June 30, 2004.

Net cash used in investing activities was $21.3 million for the six months ended June 30, 2004 compared to net cash used in investing activities of $29.0 million for the six months ended June 30, 2003. Capital expenditures decreased by $5.7 million between the periods. Capital expenditures at the electric utility decreased by $4.4 million. In the first half of 2003 the utility was still constructing the Solway gas-fired combustion turbine completed in June 2003. In the first half of 2004 the utility had no major capital projects under construction. The plastic segment’s capital expenditures decreased by $1.8 million between the periods related to the completion of the new production facility in Hampton, Iowa in 2003. Capital expenditures at the health services companies decreased by $1.5 million between the periods. Capital expenditures in the other business segment decreased by $1.2 million between the periods. Capital expenditures at the manufacturing companies increased $3.2 million between the periods mainly related to new equipment purchases at the waterfront equipment company and the metal parts stamping and fabrication company. Proceeds from the disposal of noncurrent assets increased $2.3 million for the six months ended June 30, 2004 compared with the six months ended June 30, 2003. The increase reflects the proceeds from the sale of the Fargo-Moorhead RedHawks baseball team, the sale of used diagnostic imaging equipment in the second quarter of 2004 and the sale of Dakota Direct Controls, an energy management consulting firm located in Sioux Falls, South Dakota, in the first quarter of 2004.

Net cash used in financing activities was $10.3 million for the six months ended June 30, 2004 compared with $4.0 million in net cash provided by financing activities for the six months ended June 30, 2003 reflecting $18.1 million in proceeds from the issuance of long-term debt related primarily to the Lombard US Equipment Finance note issued in 2003, partially offset by a $4.8 million increase in proceeds from the issuance of common stock under the dividend reinvestment and share purchase plan, the employee stock purchase program and from stock options exercised in the first half of 2004.

Contractual Obligations

There have been no material changes in the Company’s contractual obligations on long-term debt, construction program commitments, capacity and energy requirements, other purchase obligations or operating leases from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The electric utility’s operating lease for rail cars used to ship coal to Hoot Lake Plant expired on July 31, 2004. The utility is currently renting rail cars used to ship coal to Hoot Lake Plant on a month to month basis and is in the process of negotiating a new rail car lease agreement.

In the second quarter of 2004, the electric utility entered into an agreement with Kennecott Coal Sales Company for the purchase of subbituminous coal to be burned at its Hoot Lake Plant from July 1, 2004 through December 31, 2007. In July 2004, the electric utility signed separate agreements with both Kennecott Coal Sales Company and Arch Coal Sales Company, Inc., for the purchase of subbituminous coal to be burned at the Big Stone Plant from January 1, 2005 through December 31, 2007. The effect of these changes related to coal contracts on the Company’s obligations disclosed under coal contracts in its 2003 Annual Report on Form 10-K as of December 31, 2003 over the period 2005 through 2007 will be to increase those obligations by $15.7 million in 2005, $16.5 million in 2006 and $15.7 million in 2007. For more information on contractual obligations and commitments, see Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The electric utility’s transportation agreement with Burlington Northern Santa Fe Railroad (BNSF) for the shipment of coal to Hoot Lake Plant expired on July 31, 2004. As of August 1, 2004, coal is being transported to Hoot Lake Plant under general tariff rates for the shipment of subbituminous coal within the United States. The electric utility is currently in the process of negotiating a new agreement with BNSF for the shipment of coal to its Hoot Lake Plant.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company does not have any material off-balance-sheet arrangements or any material relationships with unconsolidated entities or financial partnerships.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2004 and 2003

Consolidated Results of Operations

Total operating revenues were $211.2 million for the three months ended June 30, 2004 compared with $180.0 million for the three months ended June 30, 2003. Operating income was $15.3 million for the three months ended June 30, 2004 compared with $14.9 million for the three months ended June 30, 2003. The Company recorded diluted earnings per share of $0.30 for the three months ended June 30, 2004 compared to $0.32 for the three months ended June 30, 2003.

Following is a discussion of the results of operations by segment.

Amounts presented in the following tables for the three month periods ended June 30, 2004 and 2003 for operating revenues, cost of goods sold and nonelectric segment operating expenses will not agree with amounts presented in the consolidated statements of income for those periods due to the elimination of intersegment transactions. The total intersegment eliminations include: $530,000 in operating revenues, $62,000 in cost of goods sold and $468,000 in other nonelectric expenses for the three months ended June 30, 2004; and $164,000 in operating revenues, $59,000 in cost of goods sold and $105,000 in other nonelectric expenses in for the three months ended June 30, 2003.

Electric

	Three months ended
	June 30,
(in thousands)	2004	2003	Change
Retail sales revenues	$49,291	$49,789	$(498)
Wholesale revenues:
Sales from company-owned generation	3,763	3,342	421
Net margins on purchased power resold	1,484	1,642	(158)
Net marked-to-market gains	1,547	—	1,547
Other revenues	4,364	4,327	37

Total operating revenues	$60,449	$59,100	$1,349
Production fuel	11,193	10,696	497
Purchased power – system use	9,903	9,702	201
Other electric operation and maintenance expenses	22,366	22,022	344
Depreciation and amortization	6,015	6,409	(394)
Property taxes	2,359	2,439	(80)

Operating income	$8,613	$7,832	$781

Retail revenue decreased 1.0% despite a 5.9% increase in megawatt hour (mwh) sales in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due largely to a significant increase in consumption of lower priced electricity by industrial customers under block pricing tariffs where incremental increases in mwh consumption are sold at lower prices. Recovery of fuel and purchased power costs through cost-of-energy adjustment revenues was not a contributing factor to the reduction in retail revenues between the periods nor was weather a discernable factor in the increase in mwh sales.

The 12.6% increase in revenue from wholesale electric sales from company-owned generation reflects a 26.3% increase in mwhs sold as a result of having more generating capacity available in May and June of 2004 compared with May and June of 2003 when Coyote Station was shut down for scheduled maintenance. The revenue per mwh sold for the three months ended June 30, 2004 compared with the three months ended June 30, 2003 decreased by 10.9%.

Net margins at market prices on energy contracts settled in the second quarter of 2004 totaled $1,484,000 at the time of settlement. The $1,547,000 in net marked-to-market gains recognized on forward energy contracts in the second quarter of 2004 was comprised of $1,409,000 in unrealized net gains and $138,000 in net marked-to-market gains realized during the quarter. Net unrealized marked-to-market gains were $2,057,000 on December 31, 2003. Of this amount, $1,923,000 was realized in the first quarter of 2004 and $24,000 was realized in the second quarter of 2004, $20,000 remained unrealized as of June 30, 2004 and $90,000 was not realized due to subsequent marked-to-market net losses recognized on contracts settled in the first six months of 2004. In the second quarter of 2003, the Company was recognizing net margins on purchased power resold at contract prices at the time of settlement. The Company adopted mark-to-market accounting in the third quarter of 2003 with the issuance of SFAS No. 149, which eliminated application of the normal purchases and sales exception to the Company’s forward energy contracts which generally result in physical settlement but are subject to net settlement. The application of mark-to-market accounting under this accounting change is not applied retroactively. Therefore, wholesale margins from the resale of purchased power in the second quarter of 2004 are not comparable to the margins recorded on the resale of purchased power in the second quarter of 2003.

Other electric operating revenues were about the same for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. However, revenues from electric transmission related services increased

$0.7 million, supplemented by a settle-up payment for the shared use of transmission facilities with another regional transmission provider, and revenue from steam sales increased $0.1 million, while revenues from contracted construction services decreased $0.8 million between the periods mainly as a result of completion of a large wind- farm project in North Dakota in 2003.

Fuel costs increased by 4.6% for the three months ended June 30, 2004 compared with the three months ended June 30, 2003 as a result of a 14.1% increase in generation combined with an 8.3% reduction in the cost of fuel per mwh generated. The increase in mwh generation corresponds to an 11.9% increase in mwhs generated for retail sales and a 26.3% increase in mwhs generated for resale between the periods. The decrease in the fuel cost per mwh generated is mainly a function of the mix of resources available for generation during the second quarter of 2004 as compared with the second quarter of 2003. Generation at Coyote Station, the Company’s generating unit with the lowest fuel costs per mwh, increased 184.7% while its cost of fuel per mwh generated decreased 0.4%. Coyote Station was unavailable for generation in April and May of 2003 due to a scheduled maintenance shutdown. Generation increased 8.5% at the Company’s Big Stone Plant where the fuel cost per mwh generated increased 3.5%. Generation at Hoot Lake Plant, the Company’s steam powered generating plant with higher fuel costs per mwh, decreased 46.1% while its cost of fuel per mwh generated increased 3.1%. Hoot Lake Unit 3 was unavailable for generation for six weeks of the second quarter of 2004 due to an extended maintenance shutdown.

Purchased power expense for energy purchased for system use (sale to retail customers) increased 2.1% for the three months ended June 30, 2004 compared with the three months ended June 30, 2003 as a result of a 4.2% increase in mwhs purchased combined with a 2.0% decrease in the cost per mwh purchased. The increase in mwhs purchased for system use corresponds to the increase in retail sales between the periods.

The 1.6% increase in other electric operation and maintenance expenses for the three months ended June 30, 2004 compared with the three months ended June 30, 2003 reflects increased labor expenses of $1.5 million related to an increase in employee benefit costs, and general wage and salary increases averaging about 3.5%, and increased line maintenance costs of $0.1 million, offset by $0.8 million in reduced costs related to construction work performed for others and $0.3 million in reduced materials and supplies expenditures between the periods. The 6.1% decrease in depreciation expense is related to a recent depreciation study and depreciation rates approved by the Minnesota Public Utilities Commission.

Plastics

	Three months ended
	June 30,
(in thousands)	2004	2003	Change
Operating revenues	$32,636	$19,647	$12,989
Cost of goods sold	26,491	16,328	10,163
Operating expenses	1,530	889	641
Depreciation and amortization	583	521	62

Operating income	$4,032	$1,909	$2,123

The 66.1% increase in operating revenues for the three months ended June 30, 2004 compared with the three months ended June 30, 2003 is the result of a 46.5% increase in pounds of polyvinyl chloride (PVC) pipe sold combined with a 13.4% increase in the price per pound of PVC pipe sold. The increase in revenue from the increase in pounds of pipe sold and increased prices was partially offset by a 10.8% increase in the cost per pound of PVC pipe sold. The cost per pound of resin, the raw material used to produce PVC pipe, increased 10.8% between the periods. Gross margins on pipe sold increased $2.8 million and the gross margin per pound increased 26.8% between the periods. The 72.1% increase in plastics’ operating expenses is mainly due to increases in salaries and sales commissions related to the increase in pipe sales and increased employee benefit and travel expenses. The increase in depreciation and amortization expense is due to 2003 plant additions, most of which related to the completion of the polyethylene pipe factory in Hampton, Iowa.

Manufacturing

	Three months ended
	June 30,
(in thousands)	2004	2003	Change
Operating revenues	$56,057	$48,838	$7,219
Cost of goods sold	43,343	36,431	6,912
Operating expenses	6,824	5,433	1,391
Depreciation and amortization	2,127	1,939	188

Operating income	$3,763	$5,035	$(1,272)

The 14.8% increase in operating revenues for the three months ended June 30, 2004 compared with the three months ended June 30, 2003 reflects revenue increases of $3.9 million from the waterfront equipment company, $3.4 million from the Company’s metal parts stamping and fabrication company, $0.9 million from the manufacturer of thermoformed plastic and horticultural products and $0.3 million from the manufacturer of structural steel products, offset by a $1.2 million decrease in revenue from the manufacturer of wind towers. The increase in revenue from the waterfront equipment company reflects increased sales of residential and commercial products as a result of increased advertising, new products and dealership expansion that is partly attributable to the acquisition of Missouri-based Galva Foam in October 2002. The revenue increase at the metal parts stamping and fabrication company is mainly attributable to an increase in fabrication activity. The revenue increase at the manufacturer of thermoformed plastic and horticultural products reflects a 28.1% increase in the volume of all products sold partially offset by an 8.8% decrease in the average price per unit sold between the periods. The increase in revenue at the manufacturer of structural steel products is due to an increase in the volume of work performed between the periods. The decrease in revenues from the manufacturer of wind towers reflects a reduction in product sales between the periods.

Increased revenues in the manufacturing segment were mostly offset by a 19.0% increase in cost of goods for the three months ended June 30, 2004 compared with the three months ended June 30, 2003. The increase in cost of goods sold primarily reflects increased costs of $3.1 million at the waterfront equipment company, $2.2 million at the metal parts stamping and fabrication company, $1.1 million at the manufacturer of thermoformed plastic and horticultural products and $0.4 million at the manufacturer of structural steel products. Cost increases at the manufacturer of thermoformed plastic and horticultural products and the manufacturer of structural steel products increased in excess of their revenue increases resulting in a decrease in gross margins and operating income at these companies. The manufacturer of thermoformed plastic and horticultural products has not been fully able to pass on raw material increases to customers due to discounts offered by competitors. Competitive pressures resulting in cost increases in excess of revenue increases at these companies and cost increases combined with lower revenues at the wind tower manufacturer and increased operating expenses at most of the manufacturing companies contributed to a $1.3 million decrease in operating income in the manufacturing segment between the periods. Increases in steel costs related to raw material shortages and demand for steel in excess of world-wide milling capacity, the continuing delay in a renewal of the expired federal production tax credit for wind energy and excess manufacturing capacity has contributed to a decrease in operating margins in this segment.

The 25.6% increase in manufacturing operating expenses for the three months ended June 30, 2004 compared with the three months ended June 30, 2003 is mainly due to an increase in sales commissions at the waterfront equipment company and incentive compensation accruals at the metal parts stamping and fabrication company. The 9.7% increase in depreciation and amortization expenses between the periods is the result of plant additions and expansion of manufacturing capacity.

Health Services

	Three months ended
	June 30,
(in thousands)	2004	2003	Change
Operating revenues	$26,597	$25,412	$1,185
Cost of goods sold	20,225	18,737	1,488
Operating expenses	4,544	3,934	610
Depreciation and amortization	1,296	1,276	20

Operating income	$532	$1,465	$(933)

The 4.7% increase in health services operating revenues for the three months ended June 30, 2004 compared with the three months ended June 30, 2003 reflects $1.9 million in additional revenue mainly related to equipment sales offset by a $0.7 million decrease in revenues from repair and maintenance of diagnostic imaging equipment. While the imaging business experienced a $1.9 million increase in revenues, net income decreased $0.2 million between the quarters reflecting a decrease in revenues and profit margins per scan related to contract price reductions on certain modalities. The decrease in repair and maintenance services revenue is the result of shifting more resources to service contract and warranty work in the second quarter of 2004 compared to the second quarter of 2003.

The 7.9% increase in cost of goods sold for the three months ended June 30, 2004 compared with the three months ended June 30, 2003 was mainly due to increased equipment sales costs commensurate with the increase in revenue from equipment sales and also due to an increase in equipment repairs and maintenance costs and increases in equipment rental costs between the periods. The 15.5% increase in operating expenses between the periods is mainly due to increases in selling, general and administrative expenses at the company that sells diagnostic and monitoring equipment and supplies and is partially attributable to companies acquired in the second and third quarters of 2003. The imaging business was also impacted by increased labor costs due to a shortage of technologists.

Other Business Operations

	Three months ended
	June 30,
(in thousands)	2004	2003	Change
Operating revenues	$35,999	$27,183	$8,816
Cost of goods sold	25,870	18,372	7,498
Operating expenses	10,559	8,952	1,607
Depreciation and amortization	1,211	1,189	22

Operating (loss)	$(1,641)	$(1,330)	$(311)

The 32.4% increase in operating revenues for the three months ended June 30, 2004 compared with the three months ended June 30, 2003 reflects $12.6 million in second quarter 2004 revenue from Foley Company (Foley) acquired in the fourth quarter of 2003 and $1.2 million in increased revenues at the energy services company, offset by a $5.5 million reduction in revenues at the Company’s other construction company. The 40.8% increase in cost of goods between the quarters reflects $11.4 million in second quarter 2004 cost of goods sold at Foley and a $1.2 million increase in cost of goods sold at the energy services company, offset by a $5.1 million decrease in cost of goods sold at the other construction company. The increases in revenues and cost of goods sold at the energy services company reflects increases in natural gas prices between the periods. The decrease in revenue and cost of goods sold at the other construction company is due to a reduction in work in the second quarter of 2004 compared to the second quarter of 2003. Operating losses at the other construction company increased $0.6 million between the periods. This increase is due to lower volumes of work and lower margins on the work due to excess capacity in the construction industry, poor performance on certain construction projects and lack of passage of the expired federal production tax credit for wind energy.

The 18.0% increase in other business operations operating expenses is the result of a $0.7 million increase related to the acquisition of Foley, a $0.9 million increase in operating expenses at the other operating companies reflecting increased insurance costs, increased unallocated corporate overhead due to increased defined benefit plan costs and increases in brokerage fees directly related to an increase in brokerage revenues at the flatbed trucking company.

Other Income and Income Taxes

For the three months ended June 30, 2004 compared with the three months ended June 30, 2003, other income decreased $157,000 mainly related to a decrease in allowance for funds used during construction at the electric utility due to lower construction work in progress balances in the second quarter of 2004 compared to the second quarter of 2003 when the electric utility’s Solway combustion turbine was under construction.

The $0.8 million (28.3%) increase in income tax expense between the quarters is partially due to a $0.3 million (2.5%) increase in income before income taxes for the three months ended June 30, 2004 compared with the three months ended June 30, 2003. The effective tax rate for the three months ended June 30, 2004 was 32.8% compared to 26.2% for the three months ended June 30, 2003. The increase in income taxes and the effective tax rate reflects a $0.4 million increase in deferred income taxes in the second quarter of 2004 related to normalization of deferred income taxes under regulatory accounting at the electric utility and a reduction in nontaxable income related to a reduction in allowance for equity funds used during construction.

Comparison of the Six Months Ended June 30, 2004 and 2003

Consolidated Results of Operations

Total operating revenues were $417.8 million for the six months ended June 30, 2004 compared with $352.2 million for the six months ended June 30, 2003. Operating income was $31.4 million for the six months ended June 30, 2004 compared with $33.2 million for the six months ended June 30, 2003. The Company recorded diluted earnings per share of $0.60 for the six months ended June 30, 2004 compared to $0.70 for the six months ended June 30, 2003.

Following is a discussion of the results of operations by segment.

Amounts presented in the following tables for the six month periods ended June 30, 2004 and 2003 for operating revenues, cost of goods sold and nonelectric segment operating expenses will not agree with amounts presented in the consolidated statements of income for those periods due to the elimination of intersegment transactions. The total intersegment eliminations include: $1,243,000 in operating revenues, $122,000 in cost of goods sold and $1,121,000 in other nonelectric expenses for the six months ended June 30, 2004; and $319,000 in operating revenues, $111,000 in cost of goods sold and $208,000 in other nonelectric expenses in for the six months ended June 30, 2003.

Electric

	Six months ended
	June 30,
(in thousands)	2004	2003	Change
Retail sales revenues	$112,465	$109,039	$3,426
Wholesale revenues:
Sales from company-owned generation	7,877	7,268	609
Net margins on purchased power resold	1,935	4,096	(2,161)
Net marked-to-market gains	3,159	—	3,159
Other revenues	7,868	6,767	1,101

Total operating revenues	$133,304	$127,170	$6,134
Production fuel	25,790	23,673	2,117
Purchased power – system use	20,825	19,314	1,511
Other electric operation and maintenance expenses	43,807	41,468	2,339
Depreciation and amortization	11,951	12,861	(910)
Property taxes	4,848	5,038	(190)

Operating income	$26,083	$24,816	$1,267

The 3.1% increase in retail electric revenue resulted from a 4.9% increase in retail megawatt-hours sold offset by a 1.7% decrease in revenue per megawatt-hour (mwh) sold in the six months ended June 30, 2004 compared with the six months ended June 30, 2003. Increased sales reflect increased consumption, mainly among commercial and industrial customers whose lower-priced mwh consumption had the effect of decreasing revenue per mwh sold between the periods. Revenue from sales to commercial customers increased $1.7 million on a 3.5% increase in mwhs sold. Revenue from sales to residential customers increased $0.9 million on a 1.2% increase in mwhs sold. Revenue from sales of lower priced electricity to industrial customers increased $0.8 million on a 22.5% increase in mwhs sold between the periods. Weather was not a discernable factor in the increase in sales.

The 8.4% increase in revenue from wholesale electric sales from company-owned generation reflects a 21.8% increase in mwhs sold as a result of having more generating capacity available in May and June of 2004 compared with May and June of 2003 when Coyote Station was shut down for scheduled maintenance. The revenue per mwh sold for the six months ended June 30, 2004 compared with the six months ended June 30, 2003 decreased by 11.0%.

Net margins at market prices on energy contracts settled in the first six months of 2004 totaled $1.9 million at the time of settlement. The $3.2 million in net marked-to-market gains recognized on forward energy contracts in the first six months of 2004 was comprised of $2.8 million in unrealized net gains and $0.4 million in marked-to-market gains realized in the first six months of 2004. Net unrealized marked-to-market gains were $2,057,000 on December 31, 2003. Of this amount, $1,947,000 was realized in the first six months of 2004, $20,000 remained unrealized as of June 30, 2004 and $90,000 was not realized due to subsequent marked-to-market net losses recognized on contracts settled in the first six months of 2004. In the first six months of 2003, the Company was recognizing net margins on purchased power resold at contract prices at the time of settlement. The Company adopted mark-to-market accounting in the third quarter of 2003 with the issuance of SFAS No. 149, which eliminated application of the normal purchases and sales exception to the Company’s forward energy contracts which generally result in physical settlement but are subject to net settlement. The application of mark-to-market accounting under this accounting change is not applied retroactively. Therefore, wholesale margins from the resale of purchased power in the first six months of 2004 are not comparable to the margins recorded on the resale of purchased power in the first six months of 2003.

The 16.3% increase in other electric operating revenues for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 reflects a $0.6 million increase in revenues from sale of steam to an ethanol plant near Big Stone Plant and a $1.0 million increase in transmission services related revenue due to increased use of our transmission lines by others, offset by $0.6 million decrease in revenue from contracted construction services mainly related to the completion of a large wind-farm project in North Dakota in 2003.

Fuel costs increased by 8.9% for the six months ended June 30, 2004 compared with the six months ended June 30, 2003 as a result of a 10.1% increase in generation combined with a 1.1% decrease in the cost of fuel per mwh generated. The increase in mwh generation corresponds to a 8.3% increase in mwhs generated for retail sales and a 21.8% increase in mwhs generated for resale between the periods. The decrease in the fuel cost per mwh generated is mainly a function of the mix of resources available for generation during the first six months of 2004 as compared with the first six months of 2003. Generation at Coyote Station, the Company’s generating unit with the lowest fuel costs per mwh, increased 49.8% while its cost of fuel per mwh generated increased 1.7%. Coyote Station was unavailable for generation in April and May of 2003 due to a scheduled maintenance shutdown. Generation increased 11.1% at the Company’s Big Stone Plant where the fuel cost per mwh generated increased 3.8%. Generation at Hoot Lake Plant, the Company’s steam powered generating plant with higher fuel costs per mwh, decreased 24.2% while its cost of fuel per mwh generated increased 2.5%. Hoot Lake Unit 3 was unavailable for generation for six weeks of the second quarter of 2004 due to an extended maintenance shutdown.

Purchased power expense for energy purchased for system use (sale to retail customers) increased 7.8% for the six months ended June 30, 2004 compared with the six months ended June 30, 2003 as a result of an 6.5% increase in mwhs purchased combined with a 1.3% increase in the cost per mwh purchased. The increase in mwhs purchased for system use corresponds to the increase in retail sales between the periods.

The 5.6% increase in other electric operation and maintenance expenses for the six months ended June 30, 2004 compared with the six months ended June 30, 2003 reflects $2.6 million in increased labor expenses due to an increase in employee benefit costs, general wage and salary increases averaging about 3.5% and a decrease in capitalized labor related to a decrease in construction activity. The increase in other electric operation and maintenance expenses also includes a $0.6 million increase in outside services expenditures mainly for tree-trimming and $0.4 million in increased insurance costs. These increases were offset by decreases of $0.7 million in bonus and incentive accruals and $0.6 million in costs related to construction work performed for others between the periods. The 7.1% decrease in depreciation expense is related to a recent depreciation study and depreciation rates approved by the Minnesota Public Utilities Commission.

Plastics

	Six months ended
	June 30,
(in thousands)	2004	2003	Change
Operating revenues	$59,072	$42,582	$16,490
Cost of goods sold	49,803	35,059	14,744
Operating expenses	2,796	1,969	827
Depreciation and amortization	1,152	993	159

Operating income	$5,321	$4,561	$760

The 38.7% increase in operating revenues for the six months ended June 30, 2004 compared with the six months ended June 30, 2003 is the result of an 26.9% increase in pounds of polyvinyl chloride (PVC) pipe sold combined with a 9.3% increase in the price per pound of PVC pipe sold. The increase in revenue from the increase in pounds of pipe sold and increased prices was partially offset by a 12.0% increase in the cost per pound of PVC pipe sold. The cost per pound of resin, the raw material used to produce PVC pipe, increased 12.8% between the periods. Increased sales combined with the increased cost per pound of pipe sold resulted in the 42.1% increase in the cost of goods sold. Gross margins on pipe sold increased $1.7 million while the gross margin per pound decreased 2.4% between the periods. The 42.0% increase in operating expenses is mainly due to increases in salaries and sales commissions related to the increase in pipe sales and increased travel, insurance and employee benefit expenses. The increase in depreciation and amortization expense is due to 2003 plant additions, most of which related to the completion of the polyethylene pipe factory in Hampton, Iowa.

The companies in this segment are highly dependent on a limited number of third-party vendors for PVC resin. In the first six months of 2004, 100% of resin purchased was from two vendors: 50% from one and 50% from the other. In the first six months of 2003, 95% of resin purchased was from the same two vendors: 68% from one and 27% from the other. The Company believes its relationships with its key raw material vendors are good. However, the loss of a key supplier or any interruption or delay in the supply of PVC resin could have a significant impact on the plastics segment.

Manufacturing

	Six months ended
	June 30,
(in thousands)	2004	2003	Change
Operating revenues	$102,896	$83,557	$19,339
Cost of goods sold	82,166	62,731	19,435
Operating expenses	12,394	10,762	1,632
Depreciation and amortization	4,240	3,820	420

Operating income	$4,096	$6,244	$(2,148)

The 23.1% increase in operating revenues for the six months ended June 30, 2004 compared with the six months ended June 30, 2003 reflects revenue increases of $6.9 million from the waterfront equipment company, $6.2 million from the manufacturer of wind towers, $3.6 million from the metal parts stamping and fabrication company, $2.2 million from the manufacturer of thermoformed plastic and horticultural products and $0.7 million from the manufacturer of structural steel products. The increase in revenue from the waterfront equipment company reflects increased sales of residential and commercial products as a result of increased advertising, new products and dealership expansion that is partly attributable to the acquisition of Missouri-based Galva Foam in October 2002. The increase in revenues from the manufacturer of wind towers reflects the sale of towers to a Canadian customer in the first quarter of 2004. The revenue increase at the metal parts stamping and fabrication company is mainly attributable to an increase in fabrication activity. The revenue increase at the manufacturer of thermoformed plastic and horticultural products reflects an increase of 14.9% in the volume of units sold and a 2.6% increase in the price per unit sold between the periods. The increase in revenue at the manufacturer of structural steel products is due to an increase in the volume of work performed between the periods.

Increased revenues in the manufacturing segment were more than offset by a 31.0% increase in cost of goods for the six months ended June 30, 2004 compared with the six months ended June 30, 2003. The increase in cost of goods sold primarily reflects increased costs of $7.9 million at the manufacturer of wind towers, $5.6 million at the waterfront equipment company, $2.8 million at the manufacturer of thermoformed plastic and horticultural products, $2.3 million at the metal parts stamping and fabrication company and $1.1 million at the manufacturer of structural steel products. The increased costs are commensurate with the increases in manufacturing company revenues. However, competitive pressures resulting in cost increases in excess of revenue increases along with increased operating expenses at most of the manufacturing companies have resulted in a $2.1 million decrease in operating income in the manufacturing segment between the periods. Operating income increased at the metal parts stamping and fabrication company, the waterfront equipment company and the manufacturer of auto and truck frame straightening equipment, but operating income decreased at the wind tower manufacturing company, the manufacturer of thermoformed plastic and horticultural products and the structural steel products company. The manufacturer of thermoformed plastic and horticultural products has not been fully able to pass on raw material increases to customers due to discounts offered by competitors.

The 15.2% increase in manufacturing operating expenses for the six months ended June 30, 2004 compared with the six months ended June 30, 2003 is mainly due to an increase in incentive compensation accruals at the metal parts stamping and fabrication company and increased sales commissions at the waterfront equipment company and increased expenses for professional services at all of the manufacturing companies. The 11.0% increase in depreciation and amortization expenses between the periods is the a result of plant additions and expansion of manufacturing capacity. Increases in steel costs related to raw material shortages and demand for steel in excess of world-wide milling capacity, the continuing delay in a renewal of the expired federal production tax credit for wind energy and excess manufacturing capacity has contributed to a decrease in operating margins in the manufacturing segment.

Health Services

	Six months ended
	June 30,
(in thousands)	2004	2003	Change
Operating revenues	$52,273	$47,230	$5,043
Cost of goods sold	39,622	35,330	4,292
Operating expenses	9,008	7,860	1,148
Depreciation and amortization	2,687	2,463	224

Operating income	$956	$1,577	$(621)

The 10.7% increase in health services operating revenues for the six months ended June 30, 2004 compared with the six months ended June 30, 2003 reflects $2.8 million in additional revenue from scanning and other services and $2.2 million in additional revenue from the sale and servicing of diagnostic imaging equipment. The number of scans performed decreased 2.1% while the average fee per scan increased 2.3% between the periods. The increase in equipment sales revenue is partially due to the acquisition of two medical equipment supply companies in the second and third quarters of 2003 that added to the products and geographic territory of the sales and service operations.

The 12.1% increase in cost of goods sold for the six months ended June 30, 2004 compared with the six months ended June 30, 2003 was directly related to the increases in revenues. The 14.6% increase in operating expenses between the periods is mainly related to increases in salaries and benefits and sales commissions expenses, but also reflects increases in travel, advertising and other sales related expenses. The 9.1% increase in depreciation and amortization expense is related to an increase in depreciable property as a result of equipment purchases in 2003.

Other Business Operations

	Six months ended
	June 30,
(in thousands)	2004	2003	Change
Operating revenues	$71,491	$51,986	$19,505
Cost of goods sold	52,083	35,369	16,714
Operating expenses	22,129	18,249	3,880
Depreciation and amortization	2,375	2,353	22

Operating (loss)	$(5,096)	$(3,985)	$(1,111)

The 37.5% increase in operating revenues for the six months ended June 30, 2004 compared with the six months ended June 30, 2003 reflects $22.8 million in 2004 revenue from Foley, acquired in the fourth quarter of 2003, $0.7 million in increased revenues at the flatbed trucking company mainly related to brokerage activity and $0.2 million in increased revenue at the energy services company. These revenue increases were partially offset by a $5.2 million reduction in revenue at the other construction company. The 47.3% increase in cost of goods between the periods reflects $20.7 million in 2004 cost of goods sold at Foley and $0.4 million at the energy services company, offset by a $4.4 million reduction in cost of goods sold at the other construction company. The increase in revenues and cost of goods sold at the energy services company reflects increased natural gas prices. The decrease in revenue and cost of goods sold at the other construction company is mainly due to a reduction in work in the second quarter of 2004 compared to the second quarter of 2003. Operating losses at the other construction company increased $1.1 million between the periods. This increase is due to lower volumes of work and lower margins on the work due to excess capacity in the construction industry, poor performance on certain construction projects and lack of passage of the expired federal production tax credit for wind energy.

The 21.3% increase in other business operations operating expenses is the result of a $1.4 million increase related to the acquisition of Foley, a $0.8 million increase in operating expenses at the flatbed trucking company mainly related to brokerage activity and $1.7 million in increased expenses at the other operating companies mainly reflecting increases in insurance costs and increased unallocated corporate overhead due to increased defined benefit plan costs.

Other Income and Income Taxes

For the six months ended June 30, 2004 compared with the six months ended June 30, 2003, Other income decreased $450,000 mainly related to a decrease in allowance for funds used during construction at the electric utility due to lower construction work in progress balances in the first six months of 2004 compared to the first six months of 2003 when the electric utility’s Solway combustion turbine was under construction. The Solway combustion turbine was placed in service in June 2003.

Income tax expense increased $44,000 (0.6%) in the first six months of 2004 compared to the first six months of 2003. The effective tax rate for the six months ended June 30, 2004 was 31.7% compared to 28.7% for the six months ended June 30, 2003. The increase in income taxes and the effective tax rate reflects a $0.4 million increase in deferred income taxes in the second quarter of 2004 related to normalization of deferred income taxes under regulatory accounting at the electric utility and a reduction in nontaxable income related to a reduction in allowance for equity funds used during construction.

2004 Outlook by Segment

Electric

For the remainder of 2004, the Company anticipates continued solid performance from the electric segment, although results are not expected to equal the record levels of 2003. While retail and wholesale revenues are expected to remain steady, the Company also expects increased operating expenses mainly related to higher employee benefit costs and less opportunity for contracted construction work for others compared to 2003. The initial application of mark-to-market accounting in 2003 added $2.1 million to 2003 pre-tax income that will not be duplicated in 2004. The electric segment has also been impacted by unscheduled outages at generating plants in May and July of 2004.

Plastics

The Company expects the plastics segment to have a strong performance throughout the remainder of the year. Additional PVC resin price increases have been announced, however it is expected that the sales price of PVC pipe will remain flat or decrease. Backlog is strong as is the demand for rural water pipe.

Manufacturing

While the results of operations for this segment were down for the six months ended June 30, 2004 compared with the six months ended June 30, 2003, there are objective signs of improved activity for the rest of the year. The metal parts stamping and fabrication company has been successful with implementing price increases to customers to mitigate raw material cost increases. The manufacturers of wind towers and structural steel products are expected to have improved margins during the rest of the year, which will result in improved performance by these two companies over 2003. These businesses continue to be affected by the uncertainty with regard to the renewal of the federal production tax credit for wind energy and the pricing and availability of steel and other commodities. The waterfront equipment business is expected to continue its strong sales growth in both its residential and commercial business. The previously announced marina renovation and expansion project has been delayed due to issues beyond the Company’s control. While this delay will have a negative impact on 2004 earnings expectations, these earnings are expected to be realized in 2005 and 2006.

Health Services

Revenues from the company that sells and services medical diagnostic and monitoring equipment are expected to improve throughout the remainder of 2004 and produce financial results consistent with 2003. Management continues to address the cost structure of the diagnostic imaging operations with a continued emphasis on improving non-performing assets. It is expected this part of the health services segment will show improved earnings in comparison to 2003.

Other Business Operations

The outlook for other business operations include the following considerations:

•	The acquisition of Foley Company will continue to generate net earnings through 2004 with strong bidding activity and good backlog in place for the remainder of the year.

•	The Company’s other construction company continues to face challenges. Lower volumes of work in the first half of 2004 at low margins and losses on certain construction projects have generated $1.8 million of losses through June 30, 2004. While this company has significant backlog in place for the rest of the year, the delay of the passage of the expired federal production tax credit for wind energy has caused a planned job to be delayed. This job delay has eliminated $8 million in revenues from the Company’s forecast for the rest of the year.

•	As previously announced, the Company has signed a non-binding letter of intent and is in negotiations for the acquisition of Idaho Pacific Holdings, Inc., a leading processor of dehydrated potatoes in North America. The Company will make the appropriate announcements in the future regarding the acquisition.

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

Goodwill Impairment

The Company currently has $1.0 million of goodwill recorded on its balance sheet related to its energy services subsidiary that markets natural gas to approximately 150 retail customers. An evaluation of projected cash flows from this operation in January 2004 indicated that the related goodwill was not impaired. However, actual and projected cash flows from this operation are subject to fluctuations due to low profit margins on natural gas sales combined with high volatility of natural gas prices. Reductions in profit margins or the volume of natural gas sales could result in an impairment of all or a portion of its related goodwill. The Company will continue to evaluate this reporting unit for impairment on an annual basis and as conditions warrant.

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

A discussion of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There were no material changes in critical accounting policies or estimates during the quarter ended June 30, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2004 the Company had limited exposure to market risk associated with interest rates and commodity prices and no exposure to market risk associated with changes in foreign currency exchange rates.

The majority of the Company’s long-term debt has fixed interest rates. The interest rate on variable rate long-term debt is reset on a periodic basis reflecting current market conditions. The Company manages its interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt. As of June 30, 2004, the Company had $28.9 million of long-term debt subject to variable interest rates. Assuming no change in the Company’s financial structure, if variable interest rates were to average 1% higher or lower than the average variable rate on June 30, 2004, interest expense and pre-tax earnings would change by approximately $289,000 on an annual basis.

The Company has short-term borrowing arrangements to provide financing for working capital and other purposes for its nonelectric operations. The level of borrowings under these arrangements varies from period to period, depending upon, among other factors, operating needs and capital expenditures. On June 30, 2004 the Company had $34 million outstanding short-term borrowings with variable interest rates under these arrangements.

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

The electric utility has market, price and credit risk associated with forward contracts for the purchase and sale of energy. Net unrealized marked-to-market gains were $2,057,000 on December 31, 2003. Of this amount, $1,947,000 was realized in the first six months of 2004, $20,000 remained unrealized as of June 30, 2004 and $90,000 was not realized due to subsequent marked-to-market net losses recognized on contracts settled in the first six months of 2004. As of June 30, 2004 the electric utility had recognized, on a pretax basis, $2,787,000 in net unrealized gains on open forward contracts for the purchase and sale of energy in the last six months of 2004 and the first four months of 2005. Due to the nature of electricity and the physical aspects of the electricity transmission system, unanticipated events affecting the transmission grid can result in transmission constraints and the cancellation of scheduled transactions by the independent transmission system operator. In these situations, the counterparties to the cancelled transaction are generally not made whole for the difference in the contract price and the market price of the electricity at the time of cancellation. In some instances the electric utility may deliver on a sale where its offsetting purchase has been cancelled or is undeliverable, or take delivery on a purchase where its offsetting sale has been cancelled or is undeliverable. All forward energy transactions are subject to a small, and likely unquantifiable, risk of cancellation by the independent transmission system operator due to unanticipated physical constraints on the transmission system. At the time of cancellation, the electric utility could be in a gain or loss position depending on the market price of electricity relative to the contract price and the electric utility’s position in the transaction.

The market prices used to value the electric utility’s forward contracts for the purchases and sales of electricity are determined by survey of counterparties by the electric utility’s power services’ personnel responsible for contract pricing. Of the forward energy contracts that are marked to market as of June 30, 2004, 65% of the forward energy purchases have offsetting sales in terms of volumes and delivery periods.

The Company has in place an energy risk management policy with a goal to manage, through the use of defined risk management practices, price risk and credit risk associated with wholesale power purchases and sales. These policies require that forward sales of electricity in wholesale markets be covered by offsetting forward purchases of electricity with matching terms and delivery dates when projected market prices deviate from contract prices beyond limits set forth in the Company’s energy risk management policy or by the portion of company-owned generation projected to be in excess of retail load requirements. Currently, a portion of marked-to-market gains or losses on a sales contract will be offset by a marked-to-market loss or gain on the offsetting purchase contract.

The Company’s energy risk management policy allows for long open positions with limitations on the aggregate marked-to-market value of open positions. These positions are closely monitored and covered with offsetting sales when the risk of loss exceeds predefined limits. The exposure to price risk of these open positions as of June 30, 2004 was not material.

The following tables show the effect of marking-to-market forward contracts for the purchase and sale of energy on the Company’s consolidated balance sheet as of June 30, 2004 and the change in its consolidated balance sheet position from December 31, 2003 to June 30, 2004:

June 30,
(in thousands)	2004
Current asset – marked-to-market gain	$4,906
Regulatory asset – deferred marked-to-market loss	437

Total assets	5,343

Current liability – marked-to-market loss	(1,119)
Regulatory liability – deferred marked-to-market gain	(1,437)

Total liabilities	(2,556)

Net fair value of marked-to-market energy contracts	$2,787

Year-to-date
(in thousands)	June 30, 2004
Fair value at beginning of year	$2,057
Amount realized on contracts entered into in 2003 and settled in 2004	(1,947)
Changes in fair value of contracts entered into in 2003	312

Net fair value of contracts entered into in 2003 at end of period	422
Changes in fair value of contracts entered into in 2004	2,365

Net fair value end of period	$2,787

The $2.8 million in recognized but unrealized net gains on the forward energy purchases and sales marked-to-market as of June 30, 2004 is expected to be realized on physical settlement or settled by offsetting agreement with the counterparty to the original contract as scheduled over the following quarters in the amounts listed:

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
(in thousands)	2004	2004	2005	2005	Total
Net gain	$2,042	$669	$51	$25	$2,787

The electric utility has credit risk associated with the nonperformance or nonpayment by counterparties to its forward energy purchases and sales agreements. The Company has established guidelines and limits to manage credit risk associated with wholesale power purchases and sales. Specific limits are determined by a counterparty’s financial strength. The Company’s credit risk with its largest counterparty on delivered and marked-to-market forward contracts as of June 30, 2004 was $6.2 million. As of June 30, 2004 the Company had a net credit risk exposure of $4.1 million from thirty-three counterparties with investment grade credit ratings.

The $4.1 million credit risk exposure includes net amounts due to the electric utility on receivables/payables from completed transactions billed and unbilled plus marked-to-market gains/losses on forward contracts for the purchase and sale of energy scheduled for delivery after June 30, 2004. Individual counterparty exposures are offset according to legally enforceable netting arrangements.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2004, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

During the fiscal quarter ended June 30, 2004, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 12, 2004, for the purpose of electing three nominees to the Board of Directors with terms expiring in 2007 and to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004. All nominees for directors as listed in the proxy statement were elected. The names of each other director whose term of office continued after the meeting are as follows: Karen M. Bohn, Thomas M. Brown, Dennis R. Emmen, Kenneth L. Nelson, Nathan I. Partain and Robert N. Spolum. The voting results are as follows:

	Shares	Shares Voted	Broker
Election of Directors	Voted For	Withheld Authority	Non-Votes
Arvid R. Liebe	20,983,337	461,297	-0-
John C. MacFarlane	20,972,980	471,654	-0-
Gary J. Spies	20,839,558	605,076	-0-

		Shares	Shares
	Shares	Voted	Voted	Broker
	Voted For	Against	Abstain	Non-Votes
Ratification of Auditors	20,723,548	454,674	266,412	-0-

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

10.1	Master Coal Purchase Agreement dated as of December 13, 2001 by and between Otter Tail Power Company and Kennecott Coal Sales Company – Hoot Lake Plant. *

10.2	Coal Supply Confirmation Letter dated as of May 26, 2004 by and between Otter Tail Power Company and Kennecott Coal Sales Company for shipments of coal from July 1, 2004 through December 31, 2007 – Hoot Lake Plant. *

10.3	Master Coal Purchase and Sale Agreement dated as of June 1, 2004 by and between Otter Tail Power Company, Montana-Dakota Utilities Co., NorthWestern Corporation and Kennecott Coal Sales Company – Big Stone Plant. *

10.4	Coal Supply Confirmation Letter dated as of July 14, 2004 by and between Otter Tail Power Company, Montana-Dakota Utilities Co., NorthWestern Corporation and Kennecott Coal Sales Company for shipments of coal from January 1, 2005 through December 31, 2007 – Big Stone Plant. *

10.5	Coal Supply Agreement dated as of July 22, 2004 by and between Otter Tail Power Company, Montana-Dakota Utilities Co., NorthWestern Corporation and Arch Coal Sales Company, Inc. for the period January 1, 2005 through December 31, 2007 – Big Stone Plant. *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential information has been omitted from this Exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

b)	Reports on Form 8-K.

The Company filed a Form 8-K on May 4, 2004 to furnish under Item 12 the press release issued on May 3, 2004 to report its earnings for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION

By:	/s/ Kevin G. Moug

Kevin G. Moug Chief Financial Officer and Treasurer (Chief Financial Officer/Authorized Officer)

Dated: August 9, 2004

EXHIBIT INDEX

Exhibit Number	Description
10.1	Master Coal Purchase Agreement dated as of December 13, 2001 by and between Otter Tail Power Company and Kennecott Coal Sales Company – Hoot Lake Plant. *

10.2
Coal Supply Confirmation Letter dated as of May 26, 2004 by and between Otter Tail Power Company and Kennecott Coal Sales Company for shipments of coal from July 1, 2004 through December 31, 2007 – Hoot Lake Plant. *

10.3
Master Coal Purchase and Sale Agreement dated as of June 1, 2004 by and between Otter Tail Power Company, Montana-Dakota Utilities Co., NorthWestern Corporation and Kennecott Coal Sales Company – Big Stone Plant. *

10.4
Coal Supply Confirmation Letter dated as of July 14, 2004 by and between Otter Tail Power Company, Montana-Dakota Utilities Co., NorthWestern Corporation and Kennecott Coal Sales Company for shipments of coal from January 1, 2005 through December 31, 2007 – Big Stone Plant. *

10.5
Coal Supply Agreement dated as of July 22, 2004 by and between Otter Tail Power Company, Montana-Dakota Utilities Co., NorthWestern Corporation and Arch Coal Sales Company, Inc. for the period January 1, 2005 through December 31, 2007 – Big Stone Plant. *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential information has been omitted from this Exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.