Form 10-Q
period 2004-09-30
OTTER TAIL CORP
filed 2004-11-09
CIK 75129

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

October 31, 2004 – 26,066,173 Common Shares ($5 par value)

OTTER TAIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Otter Tail Corporation
Consolidated Balance Sheets
(Unaudited)
-Assets-

	September 30,	December 31,
	2004	2003
	(Thousands of dollars)
Current assets
Cash and cash equivalents	$—	$7,305
Accounts receivable:
Trade—net	115,028	107,634
Other	4,356	7,830
Inventories	78,187	56,966
Deferred income taxes	2,928	3,532
Accrued utility revenues	10,586	14,866
Costs and estimated earnings in excess of billings	19,680	4,591
Other	10,229	10,385

Total current assets	240,994	213,109

Investments and other assets	45,452	35,987
Goodwill—net	95,952	72,556
Other intangibles—net	21,211	7,096

Deferred debits
Unamortized debt expense and reacquisition premiums	7,516	8,081
Regulatory assets	14,228	14,669
Other	1,671	1,600

Total deferred debits	23,415	24,350

Plant
Electric plant in service	883,682	875,364
Nonelectric operations	233,679	193,858

Total plant	1,117,361	1,069,222
Less accumulated depreciation and amortization	454,413	453,791

Plant—net of accumulated depreciation and amortization	662,948	615,431
Construction work in progress	25,049	17,894

Net plant	687,997	633,325

Total	$1,115,021	$986,423

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Balance Sheets
(Unaudited)
-Liabilities-

	September 30,	December 31,
	2004	2003
	(Thousands of dollars)
Current liabilities
Short-term debt	$115,757	$30,000
Current maturities of long-term debt	8,723	9,718
Accounts payable	76,389	83,338
Accrued salaries and wages	16,374	14,677
Accrued federal and state income taxes	7,415	4,152
Other accrued taxes	9,241	10,491
Other accrued liabilities	10,365	10,003

Total current liabilities	244,264	162,379

Pensions benefit liability	18,451	16,919
Other postretirement benefits liability	25,001	23,230
Other noncurrent liabilities	11,931	11,102

Deferred credits
Deferred income taxes	120,625	101,596
Deferred investment tax credit	10,766	11,630
Regulatory liabilities	57,482	42,926
Other	1,781	2,061

Total deferred credits	190,654	158,213

Capitalization
Long-term debt, net of current maturities	261,271	265,193
Class B stock options of subsidiary	1,832	—
Cumulative preferred shares authorized 1,500,000 shares without par value; outstanding 2004 and 2003 — 155,000 shares	15,500	15,500
Cumulative preference shares — authorized 1,000,000 shares without par value; outstanding — none	—	—
Common shares, par value $5 per share authorized 50,000,000 shares; outstanding 2004 — 26,055,638 and 2003 — 25,723,814	130,278	128,619
Premium on common shares	31,226	26,515
Unearned compensation	(2,902)	(3,313)
Retained earnings	191,902	186,495
Accumulated other comprehensive loss	(4,387)	(4,429)

Total common equity	346,117	333,887
Total capitalization	624,720	614,580

Total	$1,115,021	$986,423

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except share and per share amounts)
Operating revenues	$222,263	$200,895	$640,056	$553,101

Operating expenses
Production fuel	12,477	14,307	38,267	37,980
Purchased power — system use	10,050	5,671	30,875	24,985
Other electric operation and maintenance expenses	19,158	24,054	62,637	65,522
Cost of goods sold	123,297	101,320	346,849	269,698
Other nonelectric expenses	22,263	18,964	67,469	57,596
Depreciation and amortization	11,585	11,718	33,990	34,208
Property taxes	2,722	2,553	7,570	7,591

Total operating expenses	201,552	178,587	587,657	497,580

Operating income	20,711	22,308	52,399	55,521
Other income	125	9	944	1,277
Interest charges	4,640	4,526	13,439	13,338

Income before income taxes	16,196	17,791	39,904	43,460
Income taxes	5,170	5,830	12,587	13,203

Net income	11,026	11,961	27,317	30,257
Preferred dividend requirements	184	184	552	552

Earnings available for common shares	$10,842	$11,777	$26,765	$29,705

Basic earnings per common share	$0.42	$0.46	$1.03	$1.16
Diluted earnings per common share	$0.42	$0.46	$1.03	$1.15
Average number of common shares outstanding — basic	26,010,252	25,708,199	25,898,244	25,657,717
Average number of common shares outstanding — diluted	26,121,911	25,868,975	26,019,550	25,810,697
Dividends per common share	$0.275	$0.270	$0.825	$0.810

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2004	2003
	(Thousands of dollars)
Cash flows from operating activities
Net income	$27,317	$30,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,990	34,208
Deferred investment tax credit	(864)	(864)
Deferred income taxes	2,562	4,628
Change in deferred debits and other assets	460	(1,587)
Discretionary contribution to pension plan	(4,000)	—
Change in noncurrent liabilities and deferred credits	3,767	5,397
Allowance for equity (other) funds used during construction	(573)	(1,214)
Unrealized losses (gains) on derivatives	1,756	(3,901)
Other — net	1,407	1,330
Cash provided by (used for) current assets & current liabilities:
Change in receivables and inventories	(8,276)	(45,985)
Change in other current assets	(14,323)	(12,164)
Change in payables and other current liabilities	(10,162)	8,463
Change in interest and income taxes payable	4,169	9,230

Net cash provided by operating activities	37,230	27,798

Cash flows from investing activities
Capital expenditures	(35,003)	(35,827)
Proceeds from disposal of noncurrent assets	3,418	931
Acquisitions, net of cash acquired	(69,069)	(1,815)
(Increases) decreases in other investments	(8,267)	1,129

Net cash used in investing activities	(108,921)	(35,582)

Cash flows from financing activities
Net borrowings of short-term debt	85,757	7,181
Proceeds from issuance of common stock, net of issuance expenses	7,796	829
Proceeds from issuance of long-term debt	540	18,540
Payments for retirement of common stock	(349)	—
Payments for retirement of long-term debt	(7,527)	(6,963)
Dividends paid and other distributions	(21,910)	(21,740)

Net cash provided by (used in) financing activities	64,307	(2,153)

Effect of exchange rate fluctuations on cash	79	—

Net change in cash and cash equivalents	(7,305)	(9,937)
Cash and cash equivalents at beginning of period	7,305	9,937

Cash and cash equivalents at end of period	$—	$—

Supplemental cash flow information
Cash paid for interest and income taxes
Interest — net of amount capitalized	$9,929	$10,347
Income taxes	$9,024	$2,308

See accompanying notes to consolidated financial statements

OTTER TAIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated results of operations for the periods presented. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes as of and for the years ended December 31, 2003, 2002 and 2001 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Because of seasonal and other factors, the earnings for the three-month and nine-month periods ended September 30, 2004, should not be taken as an indication of earnings for all or any part of the balance of the year.

Acquisition

On August 18, 2004 the Company acquired all of the outstanding common stock of Idaho Pacific Holdings, Inc., (IPH) of Ririe, Idaho, a leading processor of dehydrated potato products in North America, for approximately $69.0 million in cash. An additional $6.0 million in cash was placed in escrow to pay off earn-out contingencies if IPH achieves certain financial targets for the period from August 1, 2004 through July 31, 2005. The results of operations of IPH have been included in the Company’s consolidated results of operations since the date of acquisition. Pro forma results have not been presented for the acquisition since the effect of the acquisition was not material to the Company. This acquisition adds a new platform to the Company’s diversified portfolio of businesses. IPH is headquartered in Ririe, Idaho, where its largest processing facility is located. It also has potato dehydration plants in Souris, Prince Edward Island, Canada, and Center, Colorado. IPH supplies products for use in foods such as mashed potatoes, snacks, baked goods and frozen side dishes. Its customers include many of the largest domestic and international food manufacturers in the snack food, foodservice and baking industries. IPH exports potato products to Europe, the Middle East, the Pacific Rim and Central America. IPH employs 380 across its three production facilities and had revenues of $43.5 million for its fiscal year ended July, 31, 2004. The acquisition was financed with proceeds from a $76.0 million bridge loan from UBS Loan Finance LLC. The Company plans to utilize its universal shelf registration filed with the Securities and Exchange Commission to repay the bridge loan. IPH is included in the other business operations segment.

In connection with the acquisition, IPH management and certain other employees elected to retain stock options for the purchase of 1,112 IPH Class B common shares valued at $1.8 million. The combined exercise price of all the outstanding options is $487,000. The options are exercisable at any time and the option holder must deliver cash to convert the option into a Class B share. Once the options are converted to Class B shares, the Class B shareholder cannot put the shares back to the Company for 181 days. At that time, the Class B common shares are redeemable at any time during the employment of the individual holder, subject to certain limits on the total number of Class B common shares redeemable on an annual basis. The Class B common shares are non-voting, except in the event of a merger, and do not participate in dividends but have liquidation rights at par with the Class A common shares owned by the Company. The value of the Class B common shares issued on exercise of the options, represents an interest in IPH that changes as defined in the agreement.

Below, is a condensed balance sheet at the date of the business combination disclosing the preliminary allocation of the purchase price assigned to each major asset and liability category for IPH:

(in thousands)
Assets
Current assets	$17,150
Plant	37,376
Goodwill	23,019
Other intangible assets	14,545

Total assets	$92,090

Liabilities and equity
Current liabilities	$5,673
Deferred income taxes	14,961
Long-term debt	1,987
Class B common stock options	1,832
Equity	67,637

Total liabilities and equity	$92,090

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

Some of the operating businesses enter into fixed-price construction contracts. Revenues under these contracts are recognized on a percentage-of-completion basis. The method used to determine the percentage of completion is based on the ratio of costs incurred to total estimated costs. The following summarizes costs incurred, billings and estimated earnings recognized on uncompleted contracts:

	September 30,	December 31,
(in thousands)	2004	2003
Costs incurred on uncompleted contracts	$148,687	$124,839
Less billings to date	(150,750)	(137,881)
Plus estimated earnings recognized	18,046	13,611

Net costs and estimated earnings on uncompleted contracts	$15,983	$569

The following amounts are included in the Company’s consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts are included in Accounts payable:

	September 30,	December 31,
(in thousands)	2004	2003
Costs and estimated earnings in excess of billings on uncompleted contracts	$19,680	$4,591
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,697)	(4,022)

Net costs and estimated earnings on uncompleted contracts	$15,983	$569

The percent of revenue recognized under the percentage-of-completion method compared to total consolidated revenues was 22.3% for the nine months ended September 30, 2004 compared with 18.1% for the nine months ended September 30, 2003. The increase reflects the addition of $38.1 million in revenue in the first nine months of 2004 related to the acquisition of Foley Company in November 2003.

Stock-based compensation

The Company has elected to follow the accounting provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

Had compensation costs for the stock options issued been determined based on estimated fair value at the award dates, as prescribed by SFAS No. 123, the Company’s net income for three and nine month periods ended September 30, 2004 and September 30, 2003 would have decreased as presented in the table below. This may not be representative of the pro forma effects for future periods if additional options are granted.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Net income
As reported	$11,026	$11,961	$27,317	$30,257
Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(330)	(260)	(874)	(725)

Pro forma	$10,696	$11,701	$26,443	$29,532

Basic earnings per share
As reported	$0.42	$0.46	$1.03	$1.16
Pro forma	$0.40	$0.45	$1.00	$1.13
Diluted earnings per share
As reported	$0.42	$0.46	$1.03	$1.15
Pro forma	$0.40	$0.45	$1.00	$1.12

Reclassifications

Certain prior year amounts reported on the Company’s consolidated statement of income have been reclassified to conform to 2004 presentation. Such reclassifications had no impact on net income, shareholders’ equity or cash provided by operating activities.

Inventories

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2004	2003
Finished goods	$26,240	$20,349
Work in process	4,430	6,234
Raw material, fuel and supplies	47,517	30,383

	$78,187	$56,966

Goodwill and Other Intangible Assets

Goodwill increased $23,396,000 in the first nine months of 2004 primarily as a result of $23,019,000 in goodwill related to the acquisition of IPH, in August 2004.

The following table summarizes the components of the Company’s other intangible assets at September 30, 2004 and December 31, 2003.

	September 30, 2004			December 31, 2003
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount
Amortized intangible assets:
Covenants not to compete	$2,610	$1,817	$793	$2,610	$1,483	$1,127
Customer relationships	9,700	46	9,654	—	—	—
Other intangible assets including contracts	4,328	1,384	2,944	2,367	1,118	1,249

Total	$16,638	$3,247	$13,391	$4,977	$2,601	$2,376

Non-amortized intangible assets:
Brand/trade names	$7,820	$—	$7,820	$4,720	$—	$4,720

Intangible assets with finite lives are being amortized over average lives ranging from one to five years, except Customer relationships which are being amortized over twenty-five years. The amortization expense for these intangible assets was $646,000 for the nine months ended September 30, 2004 compared to $448,000 for the nine months ended September 30, 2003. The estimated annual amortization expense for these intangible assets for the next five years is: $1,020,000 for 2004, $1,281,000 for 2005, $1,144,000 for 2006, $1,021,000 for 2007 and $969,000 for 2008.

New Accounting Standards

FASB Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, is an interpretation of Accounting Research Bulletin No. 51, that addresses consolidation by business enterprises of variable interest entities which have certain characteristics related to equity at risk and rights and obligations to profits and losses. The effective date for application of certain provisions of FIN 46 was the first quarter of 2004 for interests in variable interest entities created before February 1, 2003 and held by a public entity that has not previously applied the provisions of FIN 46. The Company has determined that it does not have any arrangements with unconsolidated entities under FIN 46 except for majority interests in eight limited partnerships that invest in tax-credit-qualifying, affordable-housing projects. The net investment in these entities, which are currently accounted for on an equity-method basis, totaled $2.8 million as of September 30, 2004. Full consolidation of these entities would not have a material effect on the Company’s consolidated financial statements and would have no effect on its consolidated net income. The Company includes these entities in its consolidated financial statements on an equity method basis due to immateriality.

FASB Staff Position No. FAS 106-2 (FSP 106-2) Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) – FSP 106-2 provides guidance on accounting for the effect of the federal subsidy for prescription drug plans when the plan’s sponsor determines that the prescription drug benefits it offers to its retirees are actuarially equivalent to those offered under Medicare Part D and will qualify for the federal subsidy offered under the Act. The provisions of the Act provide for a federal subsidy for plans that provide prescription drug benefits and meet certain qualifications, and alternatively would allow prescription drug plan sponsors to coordinate with the Medicare benefit. The Company elected the one-time deferral of accounting for the effects of the Act in the quarter ended March 31, 2004, the first period in which accounting for the effects of the Act normally would have been reflected in the Company’s financial statements. The Company’s postretirement medical plan provides prescription drug coverage for all electric utility company retirees. The Company has determined that the prescription drug benefits it offers to its retirees who retired prior to 2003 are actuarially equivalent to those offered under Medicare Part D and will qualify for the federal subsidy offered under the Act. The Company expects that its share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based will be reduced by the expected subsidy.

During the third quarter of 2004, the Company adopted FSP 106-2 retroactive to the beginning of the year. The Company and its actuarial advisors determined that the expected federal subsidy reduced the Company’s accumulated postretirement benefit obligation (APBO) at January 1, 2004 by approximately $4.9 million and will reduce its net periodic benefit cost for 2004 by approximately $757,000 of which approximately 13.1% will be credited to capital as a reduction of capitalized labor. The APBO reduction will be accounted for as an actuarial experience gain in accordance with the guidance in FAS 106 and, accordingly, was not included as a reduction to the net periodic benefit cost in 2004. The adoption of FSP 106-2 had the effect of reducing 2004 year-to-date operating expenses by $493,000 and third quarter 2004 operating expenses by $164,000 as of September 30, 2004. Retroactive application will result in the restatement of first and second quarter 2004 operating expenses and net income when these periods are presented in subsequent financial reports, reducing operating expenses and increasing net income by $164,000 in each quarter. In accordance with the provisions of the Act, the expected subsidy will have no effect on income tax expense.

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

Other business operations consists of businesses in residential, commercial and industrial electric contracting industries; fiber optic and electric distribution systems; waste-water, water and HVAC systems construction; transportation; telecommunications; energy services and natural gas marketing; potato dehydration and processing; and the portion of corporate general and administrative expenses not allocated to other segments. These businesses operate primarily in the Central United States, except for the transportation company which operates in 48 states and 6 Canadian provinces. The Company’s processor of dehydrated potato products operates dehydration plants in Colorado, Idaho and Prince Edward Island, Canada, and sells its products in domestic and foreign markets.

Operating Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Electric	$62,640	$74,128	$195,944	$201,298
Plastics	27,574	23,414	86,646	65,996
Manufacturing	57,760	49,793	160,656	133,350
Health services	27,741	25,908	80,014	73,138
Other business operations	47,215	27,883	118,706	79,869
Intersegment eliminations	(667)	(231)	(1,910)	(550)

Total	$222,263	$200,895	$640,056	$553,101

Operating Income (Loss)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Electric	$12,219	$20,944	$38,630	$45,760
Plastics	2,138	(205)	7,459	4,356
Manufacturing	4,478	(56)	8,574	6,188
Health services	1,813	1,874	2,769	3,451
Other business operations	63	(249)	(5,033)	(4,234)

Total	$20,711	$22,308	$52,399	$55,521

Identifiable Assets

	September 30,	December 31,
(in thousands)	2004	2003
Electric	$618,437	$609,190
Plastics	64,980	58,538
Manufacturing	166,391	138,493
Health services	66,369	67,587
Other business operations	198,844	112,615

Total	$1,115,021	$986,423

Substantially all of the Company’s long-lived assets are within the United States except for a potato processing dehydration plant in Souris, Prince Edward Island, Canada. For the three months ended September 30, 2004, substantially all of the Company’s consolidated revenue came from sales within the United States. For the nine months ended September 30, 2004, 96.8% of the Company’s consolidated revenue came from sales within the United States and 2.6% came from sales in Canada.

Common Shares and Earnings per Share

On April 12, 2004 the Company’s Board of Directors granted 72,400 stock options to key employees and 17,050 shares of restricted stock to the directors and certain key employees under the 1999 Stock Incentive Plan (the Plan). The exercise price of the stock options is equal to the fair market value per share at the date of the grant. The options vest six months from the grant date and expire ten years after the date of the grant. As of

September 30, 2004 a total of 1,552,999 options were outstanding and a total of 214,434 shares of restricted stock had been issued under the Plan. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25.

On April 12, 2004 the Company’s Board of Directors granted performance-based stock incentive awards to the Company’s executive officers under the Plan. Under these awards, the officers could earn up to an aggregate of 70,500 shares of the Company’s common stock based on the Company’s stock performance relative to the stock performances of its peer group of companies in the Edison Electric Institute Index over a three year period ending on December 31, 2006. The number of shares earned, if any, would be awarded and issued at the end of the three year performance period. The officers have no voting or dividend rights related to the eligible shares until the shares are issued at the end of the performance period.

Basic earnings per common share are calculated by dividing earnings available for common shares by the average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

Comprehensive Income

Comprehensive income for the three months ended September 30, 2004 includes $49,000 in foreign currency translation gains, net-of-tax, related to the Canadian operations of IPH, $13,000 in unrealized gains, net-of-tax, on investments in available-for-sale securities and net income of $11.0 million as compared to $12.0 million of net income for the three months ended September 30, 2003.

Comprehensive income for the nine months ended September 30, 2004 includes $49,000 in foreign currency translation gains, net-of-tax, related to the Canadian operations of IPH, $7,000 in unrealized losses, net-of-tax, on investments in available-for-sale securities and net income of $27.3 million as compared to $30.3 million of net income for the nine months ended September 30, 2003.

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

The following table indicates the amount of regulatory assets and liabilities recorded on the Company’s consolidated balance sheet:

	September 30,	December 31,
(in thousands)	2004	2003
Regulatory assets:
Deferred income taxes	$13,678	$12,750
Debt expenses and reacquisition premiums	3,534	3,863
Deferred conservation program costs	1,045	882
Plant acquisition costs	251	285
Deferred marked-to-market losses	341	1,802
Accrued cost-of-energy revenue	2,493	3,693
Accumulated ARO accretion/depreciation adjustment	209	117

Total regulatory assets	$21,551	$23,392

Regulatory liabilities:
Accumulated reserve for estimated removal costs	$49,682	$33,579
Deferred income taxes	6,943	7,496
Deferred marked-to-market gains	694	1,684
Gain on sale of division office building	163	167

Total regulatory liabilities	$57,482	$42,926

Net regulatory liability position	$35,931	$19,534

The regulatory assets and liabilities related to deferred income taxes are the result of the adoption of SFAS No. 109, Accounting for Income Taxes. Debt expenses and reacquisition premiums are being recovered from electric utility customers over the remaining original lives of the reacquired debt issues, the longest of which is 17.8 years. Deferred conservation program costs included in Deferred debits – Other represent mandated conservation expenditures recoverable through retail electric rates over the next 1.5 years. Plant acquisition costs included in Deferred debits – Other will be amortized over the next 5.7 years. Accrued cost-of-energy revenue included in Accrued utility revenues will be recovered over the next nine months. All deferred marked-to-market gains and losses are related to forward purchases and sales of energy scheduled for delivery from October 2004 through May 2005. The Accumulated reserve for estimated removal costs is reduced for actual removal costs incurred. The remaining regulatory assets and liabilities are being recovered from electric customers over the next 30 years.

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

Pension Plan and Other Postretirement Benefits

Pension Plan—Components of net periodic pension benefit cost of the Company’s noncontributory funded pension plan are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Service cost—benefit earned during the period	$1,247	$945	$3,047	$2,835
Interest cost on projected benefit obligation	2,393	2,373	7,093	7,119
Expected return on assets	(3,314)	(3,233)	(9,314)	(9,699)
Amortization of prior-service cost	223	292	673	877

Net periodic pension cost	$549	$377	$1,499	$1,132

Cash Flows: The Company made $4.0 million in discretionary contributions to the pension plan during the nine months ended September 30, 2004. The Company does not intend to make any additional contributions in the fourth quarter of 2004.

Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Service cost—benefit earned during the period	$205	$104	$615	$312
Interest cost on projected benefit obligation	372	356	1,116	1,069
Amortization of prior-service cost	37	37	111	111
Recognized net actuarial loss	170	144	510	430

Net periodic pension cost	$784	$641	$2,352	$1,922

Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance and life insurance benefits for retired electric utility and corporate employees are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Service cost—benefit earned during the period	$299	$252	$876	$756
Interest cost on projected benefit obligation	645	655	1,935	1,965
Amortization of transition obligation	184	187	561	561
Amortization of prior-service cost	(74)	(76)	(228)	(228)
Amortization of net actuarial loss	182	177	525	531
Effect of Medicare Part D expected subsidy	(189)	—	(567)	—

Net periodic postretirement benefit cost	$1,047	$1,195	$3,102	$3,585

Subsequent Events

In October 2004, the Company amended the terms of its $70 million line of credit agreement solely to remove a ratings trigger that would require accelerated repayment of any outstanding balance on its $70 million line of credit if the Company’s senior unsecured debt is rated below Baa3 (Moody’s) or BBB- (Standard and Poor’s). The removal of the ratings trigger resulted in no changes to interest rates and no material changes to other terms of the agreement.

On November 3, 2004 a Second Amendment to the Note Purchase Agreement dated as of December 31, 2001 for the $90 million 6.63% Senior Notes due December 1, 2011 between Otter Tail Corporation and the following lenders: The Prudential Life Insurance Company; Hartford Life Insurance Company; Medica Health Plan; General Electric Capital Assurance Company; GE Capital Life Assurance Company of New York; First Colony Life Insurance Company; Treasurer of The State of South Carolina South Carolina Retirement System; AIG Edison Life Insurance Company and Country Life Insurance Company was signed and made effective as of October 1, 2004. This amendment eliminated the provision that would require repayment of the $90 million senior notes with a make-whole premium if the Company’s senior unsecured debt is rated below Baa3 (Moody’s) or BBB- (Standard and Poor’s). The Company has no other relationships with these lenders. The amendment resulted in no changes to interest rates and no material changes to other terms of the agreement.

As part of an ongoing evaluation of the prospects and growth opportunities of its business operations, the Company has decided to exit its telecommunications business (Midwest Information Systems, Inc.) and focus on growing other parts of the Company’s business operations. The Company has engaged Robert W. Baird & Co. as its financial advisor to assist in the marketing process. This business is expected to generate $5.1 million in earnings before interest, taxes and depreciation for the year ending December 31, 2004 and has shareholder’s equity of $13.6 million.

On November 1, 2004, the Company’s Board of Directors declared a quarterly common stock dividend of 27.5 cents per share payable on December 10, 2004 to shareholders of record on November 15, 2004. The Board also declared quarterly dividends on the Company’s four series of preferred shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MATERIAL CHANGES IN FINANCIAL POSITION

For the period 2004 through 2008, the Company estimates that funds internally generated net of forecasted dividend payments will be sufficient to meet scheduled debt retirements, provide for its estimated consolidated capital expenditures and repay its currently outstanding short-term debt, except for its $76 million bridge loan from UBS Loan Finance LLC. The Company has filed a universal shelf registration with the Securities and Exchange Commission and intends to utilize it to refinance the bridge loan. Reduced demand for electricity, reductions in wholesale sales of electricity or margins on wholesale sales, or declines in the number of products manufactured and sold by the Company could have an effect on funds internally generated. Additional equity or debt financing will be required in the period 2004 through 2008 in the event the Company decides to refund or retire early any of its other presently outstanding debt or cumulative preferred shares, to complete acquisitions or for other corporate purposes. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financing or otherwise, or that if such financing is available, it will be available on terms acceptable to the Company. If adequate funds are not available on acceptable terms, the Company’s business, results of operations, and financial condition could be adversely affected.

The Company began issuing new shares of common stock in January 2004 to meet the requirements of its automatic dividend reinvestment and share purchase plan and its employee stock purchase plan, rather than purchasing shares on the open market. As a result, the Company issued 283,517 common shares and received $7.2 million in cash from the issuance of stock in the first nine months of 2004. On November 1, 2004, the Company reverted to buying shares of its common stock on the open market to meet the requirements of its automatic dividend reinvestment and share purchase plan and its employee stock purchase plan. The Company also received $0.7 million in cash from the issuance of 37,522 shares of common stock for stock options exercised in the first nine months of 2004.

On August 16, 2004 the Company borrowed $76.0 million of unsecured and unsubordinated debt from UBS Loan Finance LLC to finance the acquisition of IPH. The debt is due on August 12, 2005 and bears interest at LIBOR plus 0.5%.

The Company has filed a universal shelf registration statement with the Securities and Exchange Commission that gives the Company the ability to issue up to $335 million of common stock, preferred stock, debt and certain other securities from time to time. The Company plans on utilizing the universal shelf registration to refinance its $76 million bridge loan from UBS Loan Finance LLC.

On April 28, 2004 the Company renewed its $70 million line of credit. The renewed agreement expires on April 27, 2005. The terms of the renewed line of credit at the time of renewal were essentially the same as those in place prior to the renewal. In October 2004, the Company amended the terms of its $70 million line of credit agreement solely to remove the ratings trigger that would require accelerated repayment of any outstanding balance on the line of credit in the event the Company’s senior unsecured debt is rated below Baa3 (Moody’s) or BBB- (Standard and Poor’s). The removal of the ratings trigger resulted in no changes to the interest rate charged on line borrowings and no material changes to other terms of the agreement. Borrowings under the line of credit bear interest at LIBOR plus 0.5%, subject to adjustment based on the ratings of the Company’s senior unsecured debt. This line is available to support borrowings of the Company’s nonelectric operations. The Company anticipates that the electric utility’s cash requirements through April 2005 will be provided for by cash flows from electric utility operations. As of September 30, 2004, $39.8 million of the Company’s $70 million line of credit was in use. The Company’s obligations under this line of credit are guaranteed by a 100%-owned subsidiary of the Company that owns substantially all of the Company’s nonelectric companies.

The Company’s $76 million bridge loan from UBS Loan Finance LLC, its $70 million line of credit, its $90 million 6.63% senior notes and its $16.3 million note with Lombard US Equipment Finance contain the following covenants: a debt-to-total capitalization ratio not in excess of 60% and an interest and dividend coverage ratio of at least 1.5 to 1. The 6.63% senior notes also require that priority debt not be in excess of 20% of total capitalization. As of September 30, 2004 the Company was in compliance with all of the covenants under these financing agreements. In October 2004, the Company also amended terms on its $90 million 6.63% senior notes to remove a ratings trigger that would require repayment of the $90 million senior notes with a make-whole premium if the Company’s senior unsecured debt is rated below Baa3 (Moody’s) or BBB– (Standard and Poor’s).

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

Net cash provided by operating activities increased $9.4 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily as a result of a $35.5 million decrease in cash used for receivables, inventories and other current assets, offset by a $23.7 million increase in cash used to reduce payables and other current liabilities including interest and income taxes payable. A reduction in net income of $2.9 million between the periods and $4.0 million in discretionary contributions to the Company’s pension plan in the first nine months of 2004 were partially offset by an increase in noncash adjustments to net income of $5.7 million related to mark-to-market accounting for forward energy contracts classified as derivatives.

An increase in other current assets of $14.3 million from December 31, 2003 to September 30, 2004 is mainly due to an increase in costs and estimated earnings in excess of billings at the Company’s manufacturers of wind towers and structural steel products, $13.8 million of which is at the wind tower manufacturer located in West Fargo, North Dakota on contracts totaling $40 million that, in aggregate, are estimated to be 65% complete.

Excluding $11.0 million in inventories acquired in the acquisition of IPH, inventories increased by $10.2 million from December 31, 2003 to September 30, 2004. The increase in inventories in the first nine months of 2004 reflects $7.8 million in increased inventories in the manufacturing segment related to increases in steel prices and increased production activity and $2.0 million in increased inventories in the plastics segment. Inventory at the metal parts stamping and fabrication company increased $3.2 million related to a build-up of work in process and finished goods inventory for customers’ forecasted production needs. Inventory at St. George Steel, the structural steel products and wind tower manufacturer located in Utah, increased $2.6 million in connection with a large wind tower project scheduled for completion in December. Inventory at the Company’s manufacturer of waterfront equipment increased $2.0 million. Inventories in the plastics segment increased $2.0 million despite a 9.7% decrease in the volume of finished goods in inventory as a result of increases in raw material costs. Average resin prices increased 19.5% from December 2003 to September 2004.

Excluding a $5.9 million increase in receivables from the acquisition of IPH, consolidated receivables decreased by $1.9 million from December 31, 2003 to September 30, 2004. A $4.3 million increase in receivables at the plastic pipe companies reflects increased sales and increased prices in the plastics segment from December 2003 to September 2004. The average price per pound of plastic pipe sold was 31% higher in the third quarter of 2004 than in the fourth quarter of 2003. A $3.8 million decrease in receivables in the electric utility segment is mainly due to a reduction in contracted electrical construction work from December 31, 2003 to September 30, 2004. Electric segment receivables at year end 2003 included billings for a large wind tower project completed in the fourth quarter of 2003. Receivables in the health services segment decreased $1.4 million in the first nine months of 2004 and receivables at the energy services company decreased by $0.6 million in the first nine months of 2004 as a result of a reduction in natural gas consumption between winter and summer seasons.

Excluding a $4.4 million increase from the acquisition of IPH, consolidated accounts payable and other current liabilities decreased by $10.2 million from December 31, 2003 to September 30, 2004. Electric utility payables decreased $12.3 million reflecting an $8.2 million reduction in purchased power payables related to a seasonal decrease in demand between December and September, a $1.9 million reduction in property taxes payable related to the timing of property tax payments and a $1.5 million reduction in accrued salaries and wages mainly related to the payment of 2003 accrued bonuses and incentives in the first quarter of 2004 and a decrease in year-to-date bonus accruals in 2004 compared to 2003 as a result of decreased earnings between the periods. The plastic pipe companies’ payables and other current liabilities decreased by $10.7 million mainly related to payments made on raw materials purchased prior to December 31, 2003. Accounts payable and other current liabilities increased $5.8 million at the manufacturing companies: $2.6 million at the manufacturers of wind towers and structural steel products, $1.8 million at the metal parts stamping and fabrication company, $1.1 million at the manufacturer of waterfront equipment, and $0.3 million at the other manufacturing companies. Health services accounts payable and other current liabilities increased $2.2 million from December 31, 2003 to September 30, 2004. In the other business segment construction company payables and other current liabilities increased by $1.0 million from December 31, 2003 to September 30, 2004.

Net cash used in investing activities was $108.9 million for the nine months ended September 30, 2004 compared to net cash used in investing activities of $35.6 million for the nine months ended September 30, 2003. The variance reflects a $67.3 million increase in cash paid for acquisitions and a $9.4 million increase in cash used for other investments mostly related to the acquisition of IPH. Proceeds from the disposal of noncurrent assets increased $2.5 million for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003. The increase reflects the proceeds from the sale of the Fargo-Moorhead RedHawks baseball team, the sale of used diagnostic imaging equipment in the second and third quarters of 2004 and the sale of Dakota Direct Controls, an energy management consulting firm located in Sioux Falls, South Dakota, in the first quarter of 2004. Capital expenditures decreased by $0.8 million between the periods. Capital expenditures at the electric utility decreased by $1.9 million between the periods related to the completion of the Solway gas-fired combustion turbine in June 2003. The plastic segment’s capital expenditures decreased by $1.5 million between the periods related to the completion of the new production facility in Hampton, Iowa in 2003. Capital expenditures at the manufacturing companies increased $4.0 million between the periods mainly related to new equipment purchases at the waterfront equipment company and the metal parts stamping and fabrication company. Capital expenditures at the health services companies decreased by $1.6 million between the periods. Capital expenditures in the other business segment increased by $0.2 million between the periods.

Net cash provided by financing activities was $64.3 million for the nine months ended September 30, 2004 compared with $2.2 million in net cash used in financing activities for the nine months ended September 30, 2003. The increase reflects the $76.0 million bridge loan used to finance the acquisition of IPH in August 2004, a $2.6 million increase in borrowings under the Company’s line of credit and a $6.6 million increase in proceeds from the issuance of common stock under the automatic dividend reinvestment and share purchase plan, the employee stock purchase plan and from stock options exercised in the first nine months of 2004 net of payments for the retirement of common stock. A decrease of $18.0 million in proceeds from the issuance of long-term debt was related primarily to the Lombard US Equipment Finance note issued in 2003.

Contractual Obligations

There have been no material changes in the Company’s contractual obligations on long-term debt, construction program commitments, capacity and energy requirements or other purchase obligations from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The electric utility’s operating lease for rail cars used to ship coal to Hoot Lake Plant expired on July 31, 2004. In August 2004, the electric utility entered into a new agreement for the lease of 170 rail cars for the shipment of coal to Hoot Lake Plant. The new lease term runs for 37 months through August 31, 2007 with lease payments totaling $0.3 million in 2004, $0.7 million in 2005, $0.7 million in 2006 and $0.5 million in 2007. In September 2004, the Company’s health services company, DMS Imaging, Inc., signed agreements under an existing master lease agreement for the lease of new imaging equipment. The terms of the agreements range from 3.5 years to 6 years with lease payments totaling $2.4 million in 2004, $4.8 million in 2005, $4.8 million in 2006, $4.8 million in 2007, $3.8 million in 2008 and $3.5 million in the years after 2008.

Also in the third quarter of 2004, the electric utility entered into an agreement with Kennecott Coal Sales Company for the purchase of subbituminous coal to be burned at its Hoot Lake Plant from July 1, 2004 through December 31, 2007. In July 2004, the electric utility signed separate agreements with both Kennecott Coal Sales Company and Arch Coal Sales Company, Inc., for the purchase of subbituminous coal to be burned at the Big Stone Plant from January 1, 2005 through December 31, 2007. The effect of these changes on the Company’s obligations disclosed under coal contracts in its 2003 Annual Report on Form 10-K as of December 31, 2003 over the period 2005 through 2007 will be to increase those obligations by $15.7 million in 2005, $16.5 million in 2006 and $15.7 million in 2007. For more information on contractual obligations and commitments, see Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2004 and 2003

Consolidated Results of Operations

Total operating revenues were $222.3 million for the three months ended September 30, 2004 compared with $200.9 million for the three months ended September 30, 2003. Operating income was $20.7 million for the three months ended September 30, 2004 compared with $22.3 million for the three months ended September 30, 2003. The Company recorded diluted earnings per share of $0.42 for the three months ended September 30, 2004 compared to $0.46 for the three months ended September 30, 2003.

Following is a discussion of the results of operations by segment.

Amounts presented in the following tables for the three month periods ended September 30, 2004 and 2003 for operating revenues, cost of goods sold and nonelectric segment operating expenses will not agree with amounts presented in the consolidated statements of income for those periods due to the elimination of intersegment transactions. The total intersegment eliminations include: $667,000 in operating revenues, $49,000 in cost of goods sold and $618,000 in other nonelectric expenses for the three months ended September 30, 2004; and $231,000 in operating revenues, $132,000 in cost of goods sold and $99,000 in other nonelectric expenses for the three months ended September 30, 2003.

Electric

	Three months ended
	September 30,
(in thousands)	2004	2003	Change
Retail sales revenues	$51,972	$51,023	$949
Wholesale revenues:
Sales from company-owned generation	6,295	7,749	(1,454)
Net margins on purchased power resold	1,513	2,895	(1,382)
Net marked-to-market (losses)/gains	(931)	3,901	(4,832)
Other revenues	3,791	8,560	(4,769)

Total operating revenues	$62,640	$74,128	$(11,488)
Production fuel	12,477	14,307	(1,830)
Purchased power – system use	10,050	5,671	4,379
Other electric operation and maintenance expenses	19,158	24,054	(4,896)
Depreciation and amortization	6,014	6,599	(585)
Property taxes	2,722	2,553	169

Operating income	$12,219	$20,944	$(8,725)

Retail revenue increased 1.9% on a 6.1% decrease in megawatt hour (mwh) sales in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The converse relationship is due to a $2.2 million increase in cost-of-energy adjustment revenues between the quarters as average costs of fuel and purchased power per mwh related to retail sales increased 25.8% between the periods. A 77% reduction in cooling degree-days between the quarters was a significant contributing factor to the decrease in mwh sales. Residential mwh sales decreased 12.0% and commercial sales decreased 4.0%. Industrial mwh sales decreased 2.5% while industrial revenues increased $0.9 million between the quarters as a function of the electric rates designed for large industrial customers.

The 18.8% decrease in revenue from wholesale electric sales from company-owned generation reflects a 30.2% decrease in mwhs sold as a result of a combination of lower demand for electricity due to milder weather in the region in the third quarter of 2004 compared to the third quarter of 2003 and a reduction in available generation in the summer of 2004 due to turbine blade failure at Hoot Lake Unit 3 which caused the plant to be off-line for repairs for five weeks in July and August. For the third quarter of 2004 compared with the third quarter of 2003, mwh production at Hoot Lake Plant decreased 34.9%.

The Company adopted mark-to-market accounting in the third quarter of 2003 with the issuance of SFAS No. 149, which eliminated application of the normal purchases and sales exception to the Company’s forward energy contracts which generally result in physical settlement but are subject to net settlement. On adoption of SFAS No. 149, the Company recognized $3.9 million ($0.09 of earnings per diluted share) in net mark-to-market gains on open forward contracts for the purchase and sale of electricity as of September 30, 2003.

Net margins at market prices on energy contracts settled in the third quarter of 2004 totaled $1,513,000 at the time of settlement. Net margins at contract prices on resales of purchased power in the third quarter of 2003 totaled $2,895,000. As a result of the new mark-to-market accounting method, wholesale margins from the resale of purchased power at market prices in the third quarter of 2004 are not comparable to margins recorded at contract prices on the resale of purchased power in the third quarter of 2003. The $931,000 in net marked-to-market losses recognized on forward energy contracts in the third quarter of 2004 was comprised of $444,000 in unrealized net losses and $487,000 in net marked-to-market losses realized during the quarter on contracts settled in the quarter.

The $4.8 million decrease in other electric operating revenues for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 is mainly due to a $5.2 million decrease in contracted construction services revenue primarily related to the completion of a large wind-farm project in North Dakota in 2003, offset by a $0.4 million increase in revenues from electric transmission related services.

Fuel costs decreased by 12.8% for the three months ended September 30, 2004 compared with the three months ended September 30, 2003 as a result of a 14.3% decrease in generation partially offset by a 2.0% increase in the cost of fuel per mwh generated. The decrease in generation corresponds to an 11.5% decrease in mwhs generated for retail sales and a 30.2% decrease in mwhs generated for resale between the periods. The 2.0% increase in the fuel cost per mwh generated is reflective of a reduction in efficiencies related to lower levels of generation especially at Hoot Lake Unit 3 which was off-line for five weeks in July and August to repair a damaged turbine. Generation at Hoot Lake Plant for the three months ended September 30, 2004 compared with the three months ended September 30, 2003 decreased 34.9% while the cost per mwh generated at Hoot Lake increased by 13.1%. Generation at the electric utility’s Big Stone Plant decreased 9.6% while the fuel cost per mwh generated at the plant increased 4.3% due to increased fuel and freight costs.

Purchased power expense for energy purchased for system use (sale to retail customers) increased 77.2% for the three months ended September 30, 2004 compared with the three months ended September 30, 2003 as a result of a 54.2% increase in mwhs purchased combined with a 14.9% increase in the cost per mwh purchased. The increase in mwhs purchased for system use is related to the decrease in mwhs generated for system use while Hoot Lake Plant’s Unit 3 was down for repairs.

The 20.4% decrease in other electric operation and maintenance expenses for the three months ended September 30, 2004 compared with the three months ended September 30, 2003 reflects a $2.2 million decrease related to significantly less contracted electrical construction work performed for others between the periods and $2.4 million in lower employee benefit expenses in the third quarter of 2004 compared to the third quarter of 2003. The 8.9% decrease in depreciation expense is related to an annual depreciation study and depreciation rates approved by the Minnesota Public Utilities Commission.

Plastics

	Three months ended
	September 30,
(in thousands)	2004	2003	Change
Operating revenues	$27,574	$23,414	$4,160
Cost of goods sold	23,401	22,043	1,358
Operating expenses	1,466	1,023	443
Depreciation and amortization	569	553	16

Operating income (loss)	$2,138	$(205)	$2,343

Plastics operating revenues for the three months ended September 30, 2004 compared with the three months ended September 30, 2003 increased 17.8% despite a 10.7% reduction in pounds of polyvinyl chloride (PVC) pipe sold between the periods as a result of a 31.9% increase in the price per pound of PVC pipe sold. The price increase and its impact on revenue more than offset an 18.9% increase in the cost per pound of PVC pipe sold and a $443,000 increase in operating expenses, resulting in a $2.3 million increase in plastics operating income. The cost per pound of resin, the raw material used to produce PVC pipe, increased 23.2% between the periods. Gross margins on pipe sold increased $2.8 million and the gross margin per pound increased 238% between the periods. The 43.3% increase in plastics operating expenses is mainly due to increases in salaries and sales commissions related to the increases in profitability, increased employee benefit expenses, and increased building rent and property tax expenses.

Manufacturing

	Three months ended
	September 30,
(in thousands)	2004	2003	Change
Operating revenues	$57,760	$49,793	$7,967
Cost of goods sold	45,375	42,467	2,908
Operating expenses	5,743	5,332	411
Depreciation and amortization	2,164	2,050	114

Operating income (loss)	$4,478	$(56)	$4,534

The manufacturing segment’s improved performance for the three months ended September 30, 2004 compared with the three months ended September 30, 2003 is due to certain companies within this segment being able to offset increases in commodity prices with product pricing increases and increased productivity and capacity utilization. The 16.0% increase in operating revenues reflects revenue increases of $5.4 million from the metal parts stamping and fabrication company, $2.7 million from the manufacturer of thermoformed plastic and horticultural products, $1.4 million from the waterfront equipment company and $1.1 million from the manufacturer of structural steel products, offset by a $2.6 million decrease in revenue from the manufacturer of wind towers. The revenue increase at the metal parts stamping and fabrication company is mainly attributable to an increase in stamping, fabrication and prototyping activities. The revenue increase at the manufacturer of thermoformed plastic and horticultural products reflects a 23.4% increase in the volume of all products sold and a 22.6% increase in the average price per unit sold between the periods. The increase in revenue from the waterfront equipment company reflects increased sales of residential and commercial products as a result of increased advertising, new products and dealership expansion that is partly attributable to the acquisition of Missouri-based Galva Foam in October 2002. The increase in revenue at the manufacturer of structural steel products is due to an increase in the volume of work performed between the periods. The decrease in revenues from the manufacturer of wind towers reflects a reduction in product sales between the periods due to the delay in the renewal of the expired federal production tax credit for wind energy signed into law in October 2004.

Increased revenues in the manufacturing segment were only partially offset by a 6.8% increase in cost of goods sold for the three months ended September 30, 2004 compared with the three months ended September 30, 2003. The increase in cost of goods sold primarily reflects increased costs of $4.0 million at the metal parts stamping and fabrication company, $1.5 million at the manufacturer of thermoformed plastic and horticultural products, $1.4 million at the waterfront equipment company and $0.7 million at the manufacturer of structural steel products, offset by a $4.6 million decrease in cost of goods sold at the manufacturer of wind towers. Revenue increases at the metal parts stamping and fabrication company and the thermoformed plastic and horticultural products company exceeded the increases in cost of goods sold at these companies as they were able to cover raw material cost increases through price increases in the third quarter of 2004 resulting in greater profitability from work completed in the third quarter of 2004 compared to third quarter of 2003. The increase in costs at the manufacturer of structural steel products resulted from an increase in the volume of work completed between the quarters and was proportional to its increase in revenue, resulting in a $0.4 million increase in gross profits between the periods. The decrease in cost of goods sold at the wind tower manufacturer reflects third quarter 2003 costs of goods sold that were in excess of third quarter 2003 revenues which contributed to $1.4 million in operating losses in the third quarter of 2003 compared with $0.8 million in operating income in the third quarter of 2004.

The 7.7% increase in manufacturing operating expenses for the three months ended September 30, 2004 compared with the three months ended September 30, 2003 is mainly due to an increase in incentive compensation accruals at the metal parts stamping and fabrication company, increases in incentive compensation accruals and equipment maintenance costs at the thermoformed plastic and horticultural products company and increased sales commissions at the waterfront equipment company. The 5.5% increase in depreciation and amortization expenses between the periods is the result of plant additions and expansion of manufacturing capacity.

Health Services

	Three months ended
	September 30,
(in thousands)	2004	2003	Change
Operating revenues	$27,741	$25,908	$1,833
Cost of goods sold	20,202	19,326	876
Operating expenses	4,487	3,372	1,115
Depreciation and amortization	1,239	1,336	(97)

Operating income	$1,813	$1,874	$(61)

The 7.1% increase in health services operating revenues for the three months ended September 30, 2004 compared with the three months ended September 30, 2003 reflects $1.3 million in additional revenue from the sale and servicing of diagnostic imaging equipment and $0.5 million in additional revenue from scanning services. The number of scans performed decreased 2.6% while the average fee per scan increased 1.3% between the periods. The $1.8 million increase in operating revenues between the quarters was offset by increases of $0.9 million in cost of goods sold and $1.1 million in operating expenses.

The 4.5% increase in cost of goods sold for the three months ended September 30, 2004 compared with the three months ended September 30, 2003 was commensurate with the increases in equipment sales and service revenues between the periods. The 33.1% increase in operating expenses between the periods is mainly due to increases in sales and marketing related expenses including salaries. The imaging business was also impacted by increased labor costs due to a shortage of technologists.

Other Business Operations

	Three months ended
	September 30,
(in thousands)	2004	2003	Change
Operating revenues	$47,215	$27,883	$19,332
Cost of goods sold	34,368	17,616	16,752
Operating expenses	11,185	9,336	1,849
Depreciation and amortization	1,599	1,180	419

Operating income (loss)	$63	$(249)	$312

The 69.3% increase in operating revenues for the three months ended September 30, 2004 compared with the three months ended September 30, 2003 reflects $15.3 million in third quarter 2004 revenue from Foley Company (Foley) acquired in the fourth quarter of 2003, $4.8 million in third quarter 2004 revenue from IPH, acquired on August 18, 2004, $3.0 million in increased revenues at the energy services company, $0.3 million in increased revenue at the flatbed trucking company and $0.1 million in increased revenue at the telecommunications company, offset by a $4.3 million reduction in revenues at the Company’s other construction company.

The 95.1% increase in cost of goods between the quarters reflects $13.5 million in third quarter 2004 cost of goods sold at Foley, $3.8 million in cost of goods sold at IPH and a $3.2 million increase in cost of goods sold at the energy services company, offset by a $3.8 million decrease in cost of goods sold at the other construction company. The increases in revenues and cost of goods sold at the energy services company reflects increases in natural gas prices between the periods. The decrease in revenue and cost of goods sold at the other construction company is due to a reduction in work in the third quarter of 2004 compared to the third quarter of 2003. The other construction company recorded $0.5 million in operating losses in the third quarter of 2004 compared with $0.1 million in operating income in the third quarter of 2003. This decrease in operating income is due to lower volumes of work and lower margins on the work due to excess capacity in the construction industry.

The 19.8% increase in other business operations operating expenses is the result of $0.8 million in operating expenses of Foley, $0.2 million in operating expenses of IPH and $0.9 million in increased operating expenses at the other operating companies reflecting increases in salaries and other general and administrative expenses at the flatbed trucking company, increased insurance costs and increased unallocated corporate overhead due to increased defined benefit plan costs. The 35.5% increase in depreciation and amortization expenses between the periods includes $0.1 million from the acquisition of Foley and $0.3 million from the acquisition of IPH.

Other Income and Income Taxes

For the three months ended September 30, 2004 compared with the three months ended September 30, 2003, other income increased $116,000 mainly related to a decrease in expenditures related to studying the feasibility of building another electric generating station at the Big Stone Plant site.

The $0.7 million (11.3%) decrease in income tax expense between the quarters is mainly due to a $1.6 million (9.0%) decrease in income before income taxes for the three months ended September 30, 2004 compared with the three months ended September 30, 2003. The effective tax rate for the three months ended September 30, 2004 was 31.9% compared to 32.8% for the three months ended September 30, 2003.

Comparison of the Nine Months Ended September 30, 2004 and 2003

Consolidated Results of Operations

Total operating revenues were $640.1 million for the nine months ended September 30, 2004 compared with $553.1 million for the nine months ended September 30, 2003. Operating income was $52.4 million for the nine months ended September 30, 2004 compared with $55.5 million for the nine months ended September 30, 2003. The Company recorded diluted earnings per share of $1.03 for the nine months ended September 30, 2004 compared to $1.15 for the nine months ended September 30, 2003.

Following is a discussion of the results of operations by segment.

Amounts presented in the following tables for the nine month periods ended September 30, 2004 and 2003 for operating revenues, cost of goods sold and nonelectric segment operating expenses will not agree with amounts presented in the consolidated statements of income for those periods due to the elimination of intersegment transactions. The total intersegment eliminations include: $1,910,000 in operating revenues, $171,000 in cost of goods sold and $1,739,000 in other nonelectric expenses for the nine months ended September 30, 2004; and $550,000 in operating revenues, $243,000 in cost of goods sold and $307,000 in other nonelectric expenses in for the nine months ended September 30, 2003.

Electric

	Nine months ended
	September 30,
(in thousands)	2004	2003	Change
Retail sales revenues	$164,437	$160,062	$4,375
Wholesale revenues:
Sales from company-owned generation	14,172	15,017	(845)
Net margins on purchased power resold	3,448	6,991	(3,543)
Net marked-to-market gains	2,228	3,901	(1,673)
Other revenues	11,659	15,327	(3,668)

Total operating revenues	$195,944	$201,298	$(5,354)
Production fuel	38,267	37,980	287
Purchased power – system use	30,875	24,985	5,890
Other electric operation and maintenance expenses	62,637	65,522	(2,885)
Depreciation and amortization	17,965	19,460	(1,495)
Property taxes	7,570	7,591	(21)

Operating income	$38,630	$45,760	$(7,130)

The 2.7% increase in retail electric revenue resulted from a 1.4% increase in retail mwhs sold combined with a 1.4% increase in revenue per mwh sold in the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003. The increase in revenue per mwh sold is mainly due to a $2.9 million increase in cost-of-energy adjustment revenues. Increased sales reflect increased consumption, mainly among commercial and industrial customers. Revenue from sales to commercial customers increased $2.7 million on a 1.1% increase in mwhs sold. Revenue from sales of lower priced electricity to industrial customers increased $1.6 million on a 14.0% increase in mwhs sold between the periods. Revenue from sales to residential customers was unchanged between the periods on a 2.7% decrease in mwhs sold. Milder weather in the summer of 2004 compared to the summer of 2003, reflected in a 78% reduction in cooling degree-days between the periods, was a contributing factor to the reduction in residential mwh sales.

The 5.6% decrease in revenue from wholesale electric sales from company-owned generation reflects a 4.7% decrease in mwhs sold as a result of a combination of milder weather in the region in the summer of 2004 and reduced generating capacity available in July and August 2004 due to a five week shutdown of Hoot Lake Unit 3 for repairs related to a turbine blade failure. The revenue per mwh sold for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 decreased by 1.0%.

The Company adopted mark-to-market accounting in the third quarter of 2003 with the issuance of SFAS No. 149, which eliminated application of the normal purchases and sales exception to the Company’s forward energy contracts which generally result in physical settlement but are subject to net settlement. Upon adoption of SFAS No. 149, the Company recognized $3.9 million ($0.09 of earnings per diluted share) in net mark-to-market gains on open forward contracts for the purchase and sale of electricity as of September 30, 2003.

Net margins at market prices on energy contracts settled in the first nine months of 2004 totaled $3.4 million at the time of settlement. Net margins at contract prices on energy contracts settled in the first nine months of 2003 totaled $7.0 million at the time of settlement. As a result of the new mark-to-market accounting method, wholesale margins from the resale of purchased power in the first nine months of 2004 are not comparable to the margins recorded on the resale of purchased power in the first nine months of 2003. The $2.2 million in net marked-to-market gains recognized on forward energy contracts in the first nine months of 2004 is comprised of $0.3 million in unrealized net gains and $1.9 million in marked-to-market gains realized in the first nine months of 2004. Net unrealized marked-to-market gains were $2,057,000 on December 31, 2003. Of this amount, $1,947,000 was realized in the first nine months of 2004, $20,000 remained unrealized as of September 30, 2004 and $90,000 was not realized due to subsequent marked-to-market net losses recognized on contracts settled in the first nine months of 2004.

The 23.9% decrease in other electric operating revenues for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 reflects a $5.7 million decrease in revenue from contracted construction services mainly related to the completion of a large wind-farm project in North Dakota in 2003, offset by $1.3 million in increased revenue related to electric transmission services due to increased use of our transmission lines by others and a $0.7 million increase in revenues from sales of steam to an ethanol plant near the Big Stone Plant.

Fuel costs increased by 0.8% for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 as a result of a 0.9% increase in generation. Generation at Coyote Station, the Company’s generating unit with the lowest fuel costs per mwh, increased 24.8% while its cost of fuel per mwh generated increased 1.2%. Coyote Station was unavailable for generation in April and May of 2003 due to a scheduled maintenance shutdown. Generation increased 3.6% at the Big Stone Plant where the fuel cost per mwh generated increased 3.8%. Generation at Hoot Lake Plant, the Company’s steam powered generating plant with higher fuel costs per mwh, decreased 27.8% while its cost of fuel per mwh generated increased 5.8%. Hoot Lake Unit 3 was unavailable for generation for six weeks during the second quarter of 2004 due to an extended maintenance shutdown and for an additional five weeks in July and August 2004 for repairs related to a turbine blade failure.

Purchased power expense for energy purchased for system use (sale to retail customers) increased 23.6% for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 as a result of a 16.4% increase in mwhs purchased combined with a 6.2% increase in the cost per mwh purchased. The increase in mwhs purchased for system use corresponds in part to the increase in retail mwh sales.

The 4.4% decrease in other electric operation and maintenance expenses for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 reflects a $2.8 million reduction in costs related to construction work performed for others between the periods mainly related to the completion of a large wind-farm project in North Dakota in 2003. Increased labor costs related to annual wage and salary increases averaging 3.5% have been offset by decreases in accrued incentive pay related to lower net income at the electric utility in 2004 compared with 2003 and less overtime paid in the first nine months of 2004 compared to the first nine months of 2003. Other electric operation and maintenance expenses also increased by $0.8 million for outside services expenditures. These cost increases were offset by a $0.5 million expense reduction related to the expected federal subsidy of prescription drug benefits and $0.4 million in reduced expenditures for materials and supplies. The 7.7% decrease in depreciation expense is related to an annual depreciation study and depreciation rates approved by the Minnesota Public Utilities Commission.

Plastics

	Nine months ended
	September 30,
(in thousands)	2004	2003	Change
Operating revenues	$86,646	$65,996	$20,650
Cost of goods sold	73,204	57,102	16,102
Operating expenses	4,262	2,992	1,270
Depreciation and amortization	1,721	1,546	175

Operating income	$7,459	$4,356	$3,103

The 31.3% increase in operating revenues for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 is the result of a 13.1% increase in pounds of polyvinyl chloride (PVC) pipe sold combined with a 16.1% increase in the price per pound of PVC pipe sold. The increase in revenue was partially offset by a 13.3% increase in the cost per pound of PVC pipe sold. The cost per pound of resin, the raw material used to produce PVC pipe, increased 15.5% between the periods. Increased sales combined with the increased cost per pound of pipe sold resulted in the 28.2% increase in the cost of goods sold. Gross margins on pipe sold increased $4.5 million while the gross margin per pound sold increased 32.3% between the periods. The 42.4% increase in operating expenses is mainly due to increases in salaries and sales commissions related to the increase in pipe sales and increased travel, insurance and property tax expenses. The 11.3% increase in depreciation and amortization expense is due to 2003 plant additions, most of which related to the completion of the polyethylene pipe factory in Hampton, Iowa.

The companies in this segment are highly dependent on a limited number of third-party vendors for PVC resin. In the first nine months of 2004, 100% of resin purchased was from two vendors: 50% from one and 50% from the other. In the first nine months of 2003, 97% of resin purchased was from the same two vendors: 71% from one and 26% from the other. The Company believes its relationships with its key raw material vendors are good. However, the loss of a key supplier or any interruption or delay in the supply of PVC resin could have a significant impact on the plastics segment.

Manufacturing

	Nine months ended
	September 30,
(in thousands)	2004	2003	Change
Operating revenues	$160,656	$133,350	$27,306
Cost of goods sold	127,541	105,198	22,343
Operating expenses	18,137	16,094	2,043
Depreciation and amortization	6,404	5,870	534

Operating income	$8,574	$6,188	$2,386

The manufacturing segment’s improved performance for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 is due to certain companies within this segment being able to offset increases in commodity prices with product pricing increases and increased productivity and capacity utilization. The 20.5% increase in operating revenues reflects revenue increases of $9.0 million from the metal parts stamping and fabrication company, $8.3 million from the waterfront equipment company, $4.9 million from the manufacturer of thermoformed plastic and horticultural products, $3.7 million from the manufacturer of wind towers, and $1.8 million from the manufacturer of structural steel products, offset by a $0.4 million decrease in revenue from the auto and truck frame-straightening equipment manufacturer. The revenue increase at the metal parts stamping and fabrication company is mainly attributable to an increase in stamping, fabrication and prototyping activities. The increase in revenue from the waterfront equipment company reflects increased sales of residential and commercial products as a result of increased advertising, new products and dealership expansion that is partly attributable to the acquisition of Missouri-based Galva Foam in October 2002. The revenue increase at the manufacturer of thermoformed plastic and horticultural products reflects an increase of 17.9% in the volume of units sold and an 8.2% increase in the price per unit sold between the periods. The increase in revenues from the manufacturer of wind towers reflects the sale of towers to a Canadian customer in the first quarter of 2004. The increase in revenue at the manufacturer of structural steel products is due to an increase in the volume of work performed between the periods.

Increased revenues in the manufacturing segment were partially offset by a 21.2% increase in cost of goods sold for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003. The increase in cost of goods sold primarily reflects increased costs of $6.9 million at the waterfront equipment company, $6.2 million at the metal parts stamping and fabrication company, $4.3 million at the manufacturer of thermoformed plastic and horticultural products, $3.3 million at the manufacturer of wind towers and $1.8 million at the manufacturer of structural steel products, offset by a $0.2 million decrease in cost of goods sold at the auto and truck frame-straightening equipment manufacturer. The increased costs were less than the increases in manufacturing company revenues, resulting in an increase in gross margins in the manufacturing segment of $5.0 million between the periods.

The 12.7% increase in manufacturing operating expenses for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 reflects increases of $1.0 million at the metal parts stamping and fabrication company, $0.9 million at the waterfront equipment company and $0.2 million at the manufacturer of thermoformed plastic and horticultural products. The increases in operating expenses mainly reflect increases in incentive compensation accruals at the metal parts stamping and fabrication company, increased sales commissions at the waterfront equipment company and increased salaries, wages and equipment maintenance costs at the manufacturer of thermoformed plastic and horticultural products. The 9.1% increase in depreciation and amortization expenses between the periods is the result of plant additions and expansion of manufacturing capacity.

Health Services

	Nine months ended
	September 30,
(in thousands)	2004	2003	Change
Operating revenues	$80,014	$73,138	$6,876
Cost of goods sold	59,824	54,656	5,168
Operating expenses	13,495	11,232	2,263
Depreciation and amortization	3,926	3,799	127

Operating income	$2,769	$3,451	$(682)

The 9.4% increase in health services operating revenues for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 reflects $4.8 million in additional revenue from the sale and servicing of diagnostic imaging equipment and $2.1 million in additional revenue from scanning services. The number of scans performed decreased 2.2% while the average fee per scan increased 2.0% between the periods. The increase in equipment sales revenue is partially due to the acquisition of two medical equipment supply companies in the second and third quarters of 2003 that added to the products and geographic territory of the sales and service operations.

The 9.5% increase in cost of goods sold for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 was directly related to the increases in revenues. The 20.1% increase in operating expenses between the periods is mainly related to increases in salaries, benefits and sales commissions expenses, but also reflects increases in travel, advertising and other sales related expenses. The imaging business has also been impacted by increased labor costs due to a shortage of technologists in 2004. The 3.3% increase in depreciation and amortization expense is related to an increase in depreciable property as a result of equipment purchases in 2003.

Other Business Operations

	Nine months ended
	September 30,
(in thousands)	2004	2003	Change
Operating revenues	$118,706	$79,869	$38,837
Cost of goods sold	86,451	52,985	33,466
Operating expenses	33,314	27,585	5,729
Depreciation and amortization	3,974	3,533	441

Operating (loss)	$(5,033)	$(4,234)	$(799)

The 48.6% increase in operating revenues for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 reflects $38.1 million in 2004 revenue from Foley acquired in the fourth quarter of 2003, $4.8 million in third quarter 2004 revenue from IPH, acquired on August 18, 2004, $3.2 million in increased revenues at the energy services company and $1.0 million in increased revenue at the flatbed trucking company, offset by a $9.5 million reduction in revenues at the Company’s other construction company.

The 63.2% increase in cost of goods between the periods reflects $34.3 million in 2004 cost of goods sold at Foley, $3.8 million in cost of goods sold at IPH and a $3.6 million increase in cost of goods sold at the energy services company, offset by a $8.2 million decrease in cost of goods sold at the other construction company. The increases in revenues and cost of goods sold at the energy services company reflects increases in natural gas prices between the periods. The decrease in revenue and cost of goods sold at the other construction company is mainly due to a reduction in work in the second and third quarters of 2004 compared to the second and third quarters of 2003. Operating losses at the other construction company increased $1.7 million between the periods to a $3.5 million loss for the nine months ended September 30, 2004. This increase is due to lower volumes of work and lower margins on the work due to excess capacity in the construction industry and poor performance on certain construction projects.

The 20.8% increase in other business operations operating expenses is the result of $2.2 million in operating expenses related to Foley, $0.2 million in operating expenses related to IPH, a $1.2 million increase in operating expenses at the flatbed trucking company related to increased brokerage activity and increased salary and wage expenses related to an increase in company-owned fleet miles driven and $2.1 million in increased expenses at the other operating companies mainly reflecting increases in insurance costs and increased unallocated corporate overhead due to increased defined benefit plan costs. The 12.5% increase in depreciation and amortization expenses between the periods is primarily due to the acquisitions of Foley and IPH.

Other Income and Income Taxes

For the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003, Other income decreased $333,000 mainly due to decreases in miscellaneous income in the plastics and health services segments.

Income tax expense decreased $616,000 (4.7%) in the first nine months of 2004 compared to the first nine months of 2003 reflecting an 8.2% decrease in income before income taxes. The effective tax rate for the nine months ended September 30, 2004 was 31.5% compared to 30.4% for the nine months ended September 30, 2003. The increase in the effective tax rate is due to an increase in deferred income taxes related to normalization of deferred income taxes under regulatory accounting at the electric utility and a $0.6 million reduction in nontaxable income related to a reduction in allowance for equity funds used during construction.

2004 Outlook by Segment

Electric

Assuming normal weather patterns, the Company expects the electric utility to have a stronger fourth quarter in 2004 than the fourth quarter of 2003. In a joint announcement on October 11, 2004, officials from Otter Tail Power Company, Central Minnesota Municipal Power Agency, Great River Energy, Heartland Consumers Power District, Hutchinson Utilities Commission, and Missouri River Energy Services reported that the companies are investigating the feasibility of another electric generating plant on the site of the existing Big Stone Plant near Milbank, South Dakota. The group is exploring the feasibility of building an approximately 600-megawatt coal-based generating unit designed with the best available emissions technology as prescribed by federal and state environmental regulations. The decision whether to proceed with construction of the plant is expected in 2005. If built, Big Stone II is projected to come online in 2011 and serve the utilities’ native customer loads. The electric utility would expect to be the plant operator of this facility and its plant ownership is not expected to exceed 25%.

Plastics

Although sales volumes and margins typically decline in the fourth quarter due to normal slowdown in construction activities as the winter season approaches, the Company expects the plastics segment will have a good performance in the fourth quarter due to continuing demand in the southwestern region of the country.

Manufacturing

As anticipated, results for this segment improved in the third quarter and there are objective signs of improved activity for the rest of the year. Increasing commodity prices, such as steel, are being offset through product pricing increases and increases in productivity and capacity utilization. The manufacturing businesses continue, however, to be affected by the uncertainty with regard to the pricing and availability of steel and other commodities.

Health Services

Revenues from the company that sells and services medical diagnostic and monitoring equipment are expected to be strong for the fourth quarter based on current backlog and produce financial results consistent with 2003. Management continues to address the cost structure of the diagnostic imaging operations with a continued emphasis on improving nonperforming assets. As the changes are being implemented, it is expected that diagnostic imaging operations will continue to show improved earnings in the fourth quarter.

Other Business Operations

The Company expects other business operations to have stronger results for the fourth quarter of 2004 compared to the fourth quarter of 2003. The outlook for other business operations includes the following considerations:

•	Foley will continue to generate net earnings through 2004 with strong bidding activity and good backlog in place for the remainder of the year.

•	The acquisition of IPH is expected to generate additional net earnings for the remainder of 2004.

•	The Company’s other construction company continues to face lower volumes of work and tight margins.

•	The Company’s transportation and telecommunications businesses are also expected to have improved performance over the fourth quarter of 2003.

As part of an ongoing evaluation of the prospects and growth opportunities of its business operations, the Company has decided to exit its telecommunications business (Midwest Information Systems, Inc.) and focus on growing other parts of the Company’s business operations. The Company has engaged Robert W. Baird & Co. as its financial advisor to assist in the marketing process. This business is expected to generate $5.1 million in earnings before interest, taxes and depreciation for the year ending December 31, 2004 and has shareholder’s equity of $13.6 million.

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

The Company currently has $6.7 million of goodwill recorded on its balance sheet related to the acquisition of E.W. Wylie Corporation (Wylie), its flatbed trucking company. Highly competitive pricing in the trucking industry in recent years has resulted in decreased operating margins and lower returns on invested capital for Wylie. The company has improved performance in 2004 and current projections are for operating margins to increase from current levels over the next three to five years as demand for shipping increases relative to available shipping capacity and additional revenues are generated from added terminal locations and increased brokerage activity. If current conditions persist and operating margins do not increase according to Company projections, the reductions in anticipated cash flows from transportation operations may indicate that the fair value of Wylie is less than its book value resulting in an impairment of goodwill and a corresponding charge against earnings. At December 31, 2003, assessment of Wylie indicated that its goodwill was not impaired. The Company will continue to evaluate this reporting unit for impairment on an annual basis and as conditions warrant.

A discussion of critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There were no material changes in critical accounting policies or estimates during the quarter ended September 30, 2004.

Forward Looking Information — Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the Act), the Company has filed cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements, words such as “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Act and are included, along with this statement, for purposes of complying with the safe harbor provision of the Act. Factors that might cause such differences include, but are not limited to, the Company’s ongoing involvement in diversification efforts, the timing and scope of deregulation and open competition, market valuations of forward energy contracts, growth of electric revenues, impact of the investment performance of the utility’s pension plan, changes in the economy, governmental and regulatory action, including investigations commenced by one or more agencies, weather conditions, fuel and purchased power costs, environmental issues, resin prices, the availability of off-grade potatoes due to poor growing conditions, a loss of key potato growers and other factors discussed under “Factors affecting future earnings” on pages 24-25 of the Company’s 2003 Annual Report to Shareholders, which is incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2004 the Company had limited exposure to market risk associated with interest rates.

The majority of the Company’s long-term debt has fixed interest rates. The interest rate on variable rate long-term debt is reset on a periodic basis reflecting current market conditions. The Company manages its interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt. As of September 30, 2004, the Company had $28.1 million of long-term debt subject to variable interest rates. Assuming no change in the Company’s financial structure, if variable interest rates were to average 1% higher or lower than the average variable rate on September 30, 2004, interest expense and pre-tax earnings would change by approximately $281,000 on an annual basis.

The Company has short-term borrowing arrangements to provide financing for working capital and other purposes for its nonelectric operations. The level of borrowings under these arrangements varies from period to period, depending upon, among other factors, operating needs, capital expenditures and acquisition financing. On September 30, 2004 the Company had $115.8 million outstanding short-term borrowings with variable interest rates under these arrangements.

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

The electric utility has market, price and credit risk associated with forward contracts for the purchase and sale of energy. Net unrealized marked-to-market gains were $2,057,000 on December 31, 2003. Of this amount, $1,947,000 was realized in the first nine months of 2004, $20,000 remained unrealized as of September 30, 2004 and $90,000 was not realized due to subsequent marked-to-market net losses recognized on contracts settled in the first nine months of 2004. As of September 30, 2004 the electric utility had recognized, on a pretax basis, $301,000 in net unrealized gains on open forward contracts for the purchase and sale of energy in the last three months of 2004 and the first five months of 2005. Due to the nature of electricity and the physical aspects of the electricity transmission system, unanticipated events affecting the transmission grid can result in transmission constraints and the cancellation of scheduled transactions by the independent transmission system operator. In these situations, the counterparties to the cancelled transaction are generally not made whole for the difference in the contract price and the market price of the electricity at the time of cancellation. In some instances the electric utility may deliver on a sale where its offsetting purchase has been cancelled or is undeliverable, or take delivery on a purchase where its offsetting sale has been cancelled or is undeliverable. All forward energy transactions are subject to a small, and likely unquantifiable, risk of cancellation by the independent transmission system operator due to unanticipated physical constraints on the transmission system. At the time of cancellation, the electric utility could be in a gain or loss position depending on the market price of electricity relative to the contract price and the electric utility’s position in the transaction.

The market prices used to value the electric utility’s forward contracts for the purchases and sales of electricity are determined by survey of counterparties by the electric utility’s power services’ personnel responsible for contract pricing. Of the forward energy contracts that are marked to market as of September 30, 2004, 53% of the forward energy purchases have offsetting sales in terms of volumes and delivery periods.

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

The Company’s energy risk management policy allows for long open positions with limitations on the aggregate marked-to-market value of open positions. These positions are closely monitored and covered with offsetting sales when the risk of loss exceeds predefined limits. The exposure to price risk of these open positions as of September 30, 2004 was not material.

The following tables show the effect of marking-to-market forward contracts for the purchase and sale of energy on the Company’s consolidated balance sheet as of September 30, 2004 and the change in its consolidated balance sheet position from December 31, 2003 to September 30, 2004:

September 30,
(in thousands)	2004
Current asset – marked-to-market gain	$1,603
Regulatory asset – deferred marked-to-market loss	341

Total assets	1,944

Current liability – marked-to-market loss	(949)
Regulatory liability – deferred marked-to-market gain	(694)

Total liabilities	(1,643)

Net fair value of marked-to-market energy contracts	$301

Year-to-date
(in thousands)	September 30, 2004
Fair value at beginning of year	$2,057
Amount realized on contracts entered into in 2003 and settled in 2004	(1,947)
Changes in fair value of contracts entered into in 2003	(15)

Net fair value of contracts entered into in 2003 at end of period	95
Changes in fair value of contracts entered into in 2004	206

Net fair value end of period	$301

The $301,000 in recognized but unrealized net gains on the forward energy purchases and sales marked-to-market as of September 30, 2004 is expected to be realized on physical settlement or settled by offsetting agreement with the counterparty to the original contract as scheduled over the following quarters in the amounts listed:

	4th Quarter	1st Quarter	2nd Quarter
(in thousands)	2004	2005	2005	Total
Net gain	$277	$51	$(27)	$301

The electric utility has credit risk associated with the nonperformance or nonpayment by counterparties to its forward energy purchases and sales agreements. The Company has established guidelines and limits to manage credit risk associated with wholesale power purchases and sales. Specific limits are determined by a counterparty’s financial strength. The Company’s credit risk with its largest counterparty on delivered and marked-to-market forward contracts as of September 30, 2004 was $4.6 million. As of September 30, 2004 the Company had a net credit risk exposure of $3.4 million from thirty-seven counterparties with investment grade credit ratings.

The $3.4 million credit risk exposure includes net amounts due to the electric utility on receivables/payables from completed transactions billed and unbilled plus marked-to-market gains/losses on forward contracts for the purchase and sale of energy scheduled for delivery after September 30, 2004. Individual counterparty exposures are offset according to legally enforceable netting arrangements.

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

The Company has limited exposure to market risk associated with changes in foreign currency exchange rates because all sales by the Canadian operations of the recently acquired IPH are in U.S. dollars, although the functional currency of the Canadian operations is the Canadian dollar.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2004, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

During the fiscal quarter ended September 30, 2004, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

4.1	Fifth Amendment dated as of October 28, 2004 to Credit Agreement dated as of April 30, 2002.

4.2	Second Amendment dated as of October 1, 2004 to Note Purchase Agreement dated as of December 1, 2001.

4.3	Credit Agreement dated as of August 13, 2004 among the Company, the Banks party thereto, UBS Securities LLC, as Arranger and UBS AG, Stamford Branch, as Agent. (Incorporated by reference to Exhibit 4.12 to the Company’s registration statement on Form S-3, Registration No. 333-116206.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION

By:	/s/ Kevin G. Moug

Kevin G. Moug
Chief Financial Officer and Treasurer
(Chief Financial Officer/Authorized Officer)

Dated: November 9, 2004

EXHIBIT INDEX

Exhibit Number	Description
4.1	Fifth Amendment dated as of October 28, 2004 to Credit Agreement dated as of April 30, 2002.

4.2	Second Amendment dated as of October 1, 2004 to Note Purchase Agreement dated as of December 1, 2001.

4.3	Credit Agreement dated as of August 13, 2004 among the Company, the Banks party thereto, UBS Securities LLC, as Arranger and UBS AG, Stamford Branch, as Agent. (Incorporated by reference to Exhibit 4.12 to the Company’s registration statement on Form S-3, Registration No. 333-116206.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.