Form 10-K
period 2004-12-31
OTTER TAIL CORP
filed 2005-03-14
CIK 75129

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)	☑	Annual Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
OR
	☐	Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from to

Commission File Number 0-368

OTTER TAIL CORPORATION

(Exact name of registrant as specified in its charter)

MINNESOTA	41-0462685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 SOUTH CASCADE STREET BOX 496, FERGUS FALLS, MINNESOTA	56538-0496
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   866-410-8780

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON SHARES, par value $5.00 per share
PREFERRED SHARE PURCHASE RIGHTS
CUMULATIVE PREFERRED SHARES, without par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Yes  ☑  No ☐)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2
of the Act). (Yes ☑   No ☐ )

The aggregate market value of the voting stock held by nonaffiliates, computed by reference to the last sales price, on June 30, 2004 was $676,328,139.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date:

29,136,737 Common Shares ($5 par value) as of February 28, 2005.

Documents Incorporated by Reference:

2004 Annual Report to Shareholders-Portions incorporated by reference into Parts I and II
Proxy Statement dated March 7, 2005-Portions incorporated by reference into Part III

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

     The Company makes available free of charge at its internet website (www.ottertail.com) its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Information on the Company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

     In the late 1980s, the Company determined that its core electric business was located in a region of the country where there was little growth in the demand for electricity. In order to maintain growth for shareholders, Otter Tail Power Company (as the Company was known) began to explore opportunities for the acquisition and long-term ownership of nonelectric businesses. This strategy has resulted in steady growth over the years. In 2001, the name of the Company was changed to “Otter Tail Corporation” to more accurately represent the broader scope of electric and nonelectric operations and the name “Otter Tail Power Company” was retained for use by the electric utility. In 2004, approximately 30% of the Company’s consolidated operating revenues from continuing operations and approximately 79% of the Company’s consolidated income from continuing operations came from electric operations.

     The Company’s strategy is focused on the growth of its operating companies. The Company’s vision is to create value and growth through the acquisition, long-term ownership and decentralized operation of diverse businesses. This strategy includes growing the core electric utility business which provides a strong base of revenues, earnings and cash flows. In addition, the Company expects its nonelectric operating companies to provide growth both organically and through acquisition. Organic, internal growth comes from new products and services, market expansion and increased efficiencies.

     The Company assesses the performance of its operating companies over time, using criteria that include:

•	Ability to provide returns on invested capital that exceed the Company’s weighted average cost of capital over the long term; and

•	Assessment of an operating company’s business and the potential of future earnings growth.

     The Company is a long-term owner of its operating companies and does not acquire companies in pursuit of short-term gains. However, the Company will divest operating companies if they do not meet these criteria over the long term.

     Otter Tail Corporation and its subsidiaries conducted business in all 50 states and in international markets. The Company had approximately 3,380 full-time employees at December 31, 2004. The businesses of the Company have been classified into five segments: Electric, Plastics, Manufacturing, Health Services and Other Business Operations.

•	Electric (the Utility) includes the production, transmission, distribution and sale of electric energy in Minnesota, North Dakota and South Dakota under the name Otter Tail Power Company. Electric utility operations have been the Company’s primary business since incorporation.

•	Plastics consist of businesses producing polyvinyl chloride and polyethylene pipe in the Upper Midwest and Southwest regions of the United States.

•	Manufacturing consists of businesses in the following manufacturing activities: production of waterfront equipment, wind towers, frame-straightening equipment and accessories for the auto body shop industry, material and handling trays and horticultural containers; fabrication of steel products; contract machining; and metal parts stamping and fabrication. These businesses are located primarily in the Upper Midwest, Missouri and Utah.

•	Health Services consists of businesses involved in the sale of diagnostic medical equipment, patient monitoring equipment and related supplies and accessories. These businesses also provide service maintenance, diagnostic imaging, positron emission tomography and nuclear medicine imaging, portable X-ray imaging and rental of diagnostic medical imaging equipment to various medical institutions located throughout the United States.

•	Other Business Operations consists of businesses involved in food ingredient processing; residential, commercial and industrial electric contracting industries; fiber optic and electric distribution systems; waste-water, water and HVAC systems construction; transportation; energy services and natural gas marketing as well as the portion of corporate general and administrative expenses that are not allocated to other segments. These businesses operate primarily in the Central United States, except for the transportation company which operates in 48 states and 6 Canadian provinces and the food ingredient processing business that has sales in the United States, Canada, Europe, the Middle East, the Pacific Rim and Central America.

     The Company’s electric operations, including wholesale power sales, are operated as a division of Otter Tail Corporation, and the Company’s energy services and natural gas marketing operations are operated as a subsidiary of Otter Tail Corporation. Substantially all the other businesses are owned by the Company’s wholly owned subsidiary, Varistar Corporation (Varistar).

     The Company considers the following guidelines when reviewing potential acquisition candidates:

•	Emerging or middle market company;

•	Proven entrepreneurial management team that will remain after the acquisition;

•	Preference for 100% ownership of the acquired company;

•	Products and services intended for commercial rather than retail consumer use; and

•	The potential to provide immediate earnings and future growth.

     On August 18, 2004 the Company acquired all of the outstanding common stock of Idaho Pacific Holdings, Inc. (IPH) of Ririe, Idaho, a leading processor of dehydrated potato products in North America, for approximately $69.0 million in cash. An additional $6.0 million in cash was placed in escrow to pay off earn-out contingencies if IPH achieves certain financial targets for the period from August 1, 2004 through July 31, 2005. This acquisition adds a new platform to the Company’s diversified portfolio of businesses. IPH is headquartered in Ririe, Idaho, where its largest processing facility is located. It also has potato dehydration plants in Souris, Prince Edward Island, Canada, and Center, Colorado. IPH supplies products for use in foods such as mashed potatoes, snacks and baked goods. Its customers include many of the largest domestic and international food manufacturers in the snack food, foodservice and baking industries. IPH exports potato products to Europe, the Middle East, the Pacific Rim and Central America. IPH had revenues of $43.5 million for its fiscal year ended July, 31, 2004. For 2004 IPH was included in the Other Business Operations segment.

     As part of an ongoing evaluation of the prospects and growth opportunities of the Company’s business operations, the Company has decided to exit its telecommunications business Midwest Information Systems, Inc. (MIS). On February 24, 2005, the Company entered into a Stock Purchase Agreement with Arvig Enterprises, Inc. for the sale of MIS. The sale is contingent on approval of the Minnesota Public Utilities Commission and other standard conditions of closing.

     As required in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, MIS has been accounted for as discontinued operations in the Company’s consolidated financial statements which are incorporated by reference and filed as an Exhibit hereto. Prior to 2004, this business was included in the Other Business Operations segment.

     MIS is headquartered in Parkers Prairie, MN and provides telephone, cable and internet services with over 10,000 access lines for phone, internet and cable television to homes in rural western Minnesota communities through its subsidiaries: Midwest Telephone Company, Osakis Telephone Company, Peoples Telephone Company of Big Fork and Data Video Systems, Inc. As of December 31, 2004 MIS had 20 full-time employees. For financial information regarding this business see note 15 of “Notes to Consolidated Financial Statements” on pages 52 and 53 of the Company’s 2004 Annual Report to Shareholders, filed as an Exhibit hereto.

     On February 2, 2005, the Company entered into a nonbinding letter of intent to sell the stock of St. George Steel Fabrication, Inc. Located in Utah, St. George Steel fabricates structural steel for buildings and bridges, as well as ductwork, conveyors, hoppers and plate steel products.

     For a discussion of the Company’s results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference to pages 18 through 32 of the Company’s 2004 Annual Report to Shareholders, filed as an Exhibit hereto.

     (b) Financial Information About Industry Segments

     The Company is engaged in businesses that have been classified into five segments: Electric, Plastics, Manufacturing, Health Services and Other Business Operations. Financial information about the Company’s segments and geographic areas is incorporated by reference to note 2 of “Notes to Consolidated Financial Statements” on pages 43 through 45 of the Company’s 2004 Annual Report to Shareholders, filed as an Exhibit hereto.

     (c) Narrative Description of Business

ELECTRIC

General

     The Utility, which conducts business under the name of Otter Tail Power Company, provides electricity to more than 128,000 customers in a 50,000 square mile area of Minnesota, North Dakota and South Dakota. The Company derived 30% of its consolidated operating revenues from continuing operations from the Electric segment in 2004, 36% in 2003 and 38% in 2002. The Company derived 79% of its consolidated income from continuing operations from the Electric segment in 2004, 91% in 2003 and 72% in 2002. The breakdown of retail revenues by state is as follows:

State	2004	2003
Minnesota	50.3%	50.2%
North Dakota	41.2	41.4
South Dakota	8.5	8.4

Total	100.0%	100.0%

     The territory served by the Utility is predominantly agricultural, including a part of the Red River Valley. Although there are relatively few large customers, sales to commercial and industrial customers are significant. The following table provides a breakdown of electric revenues by customer category. All other sources include gross wholesale sales and sales to municipalities and farms.

Customer category	2004	2003
Commercial	20.2%	24.6%
Residential	23.5	21.2
Industrial	14.3	13.8
All other sources	42.0	40.4

Total	100.0%	100.0%

     Wholesale electric energy sales were 50.5% of total kwh sales for both 2004 and 2003. Wholesale electric energy kwh sales grew 1.6% between the years and revenue per kwh increased by 9.4%. Activity in the short-term energy market is subject to change based on a number of factors and it is difficult to predict the quantity of wholesale power sales or prices for wholesale power in the future. However, the Company expects that market conditions for wholesale power transactions in 2005 will not be as robust as in 2004 as a result in part to uncertainty in the wholesale electric markets due to the expected implementation of Midwest Independent Transmission System Operator electric markets on April 1, 2005.

     The aggregate population of the Utility’s retail electric service area is approximately 230,000. In this service area of 423 communities and adjacent rural areas and farms, approximately 130,900 people live in communities having a population of more than 1,000, according to the 2000 census. The only communities served which have a population in excess of 10,000 are Jamestown, North Dakota (15,527); Fergus Falls, Minnesota (13,471); and Bemidji, Minnesota (11,917). As of December 31, 2004 the Utility served 128,218 customers. This is an increase of 684 customers from December 31, 2003.

Capability and Demand

     At December 31, 2004 and 2003 the Utility had base load net plant capability as follows:

Base load net plant capability	2004		2003
Big Stone Plant	252,430	kw	252,360	kw
Hoot Lake Plant	152,450		153,275
Coyote Station	149,450		149,450
Co-generation plant – Bemidji, MN (contract)	5,661		5,875
Co-generation plant – Perham, MN (contract)	1,228		2,378

Total	561,219	kw	563,338	kw

The base load net plant capability for Big Stone Plant and Coyote Station constitutes the Utility’s ownership percentages of 53.9% and 35% respectively.

     In addition to its base load capability, the Utility has combustion turbine and small diesel units owned or under contract, used chiefly for peaking and standby purposes, with a total capability of 143,582 kw, and hydroelectric capability of 4,327 kw. During 2004, the Utility generated about 77% of its retail kwh sales and purchased the balance.

     The Utility has arrangements to help meet its future base load requirements and continues to investigate other means for meeting such requirements. The Utility has an agreement to purchase 50,000 kw of year-round capacity which extends through April 30, 2005 and another agreement to purchase 50,000 kw of year-round capacity through April 30, 2010 from another utility. The Utility has agreements to purchase the output from approximately 23,000 kw (nameplate rating) of wind generating facilities. The December 2004 capacity rating of the wind generating facilities was 7,318 kw. The Utility has a direct control load management system which provides some flexibility to the Utility to effect reductions of peak load. The Utility, in addition, offers rates to customers which encourage off-peak usage.

     The Utility traditionally experiences its peak system demand during the winter season. For the year ended December 31, 2004 the Utility experienced an all-time system peak demand of 686,044 kw on January 5, 2004. The highest sixty-minute peak demand prior to 2004 was 668,703 kw on February 10, 2003. Taking into account additional capacity available to it in January 2004 under purchase power contracts (including short-term arrangements), as well as its own generating capacity, the Utility’s capability of then meeting system demand, excluding reserve requirements computed in accordance with accepted industry practice, amounted to 887,280 kw (774,640 if reserve requirements are included). The Utility’s additional capacity available under power purchase contracts (as described above), combined with generating capability and load management control capabilities, is expected to meet 2005 system demand, including industry reserve requirements.

     The Utility and a coalition of seven other electric providers are funding a study to explore the feasibility of a second electric generating unit, tentatively named Big Stone II, at the site of the existing Big Stone Plant near Milbank, South Dakota. The project would serve the investing providers’ native customer loads and would be nominally rated 600 megawatts, rate-based and coal fired or coal-and-biomass fired. The proposed plant would employ state-of-the-art coal burning and environmental control technologies. If the investing providers decide to proceed, they are expected to sign ownership and operating agreements in 2005. Permitting, which would require two years, and construction, which would require four years, could lead to the plant being operational in 2011. The Utility expects to be the operating partner and its ownership investment in the project is expected to be approximately 18%.

Fuel Supply

     Coal is the principal fuel burned at the Big Stone, Coyote and Hoot Lake generating plants. Coyote Station, a mine-mouth facility, burns North Dakota lignite coal. Hoot Lake and Big Stone plants burn western subbituminous coal.

     The following table shows the sources of energy used to generate the Utility’s net output of electricity for 2004 and 2003:

	2004		2003
	Net Kilowatt	% of Total	Net Kilowatt	% of Total
	Hours	Kilowatt	Hours	Kilowatt
	Generated	Hours	Generated	Hours
Sources	(Thousands)	Generated	(Thousands)	Generated
Subbituminous Coal	2,605,014	69.0%	2,668,421	72.7%
Lignite Coal	1,114,485	29.5	955,304	26.0
Hydro	20,689	.6	14,778	.4
Natural Gas and Oil	33,927	.9	34,114	.9

Total	3,774,115	100.0%	3,672,617	100.0%

     The Utility has primary coal supply agreements with Arch Coal Sales and Kennecott Coal Sales Company for the supply of Wyoming subbituminous coal to

Big Stone Plant for 2005 through 2007. Purchases are made for the supply of subbituminous coal for the Hoot Lake Plant under a contract with Kennecott Coal Sales Company through December 31, 2007. A lignite coal contract with Dakota Westmoreland Corporation for the Coyote Station expires in 2016, with a 15-year renewal option subject to certain contingencies.

     It is the Utility’s practice to maintain minimum 30-day inventory (at full output) of coal at the Big Stone Plant, a 20-day inventory at the Coyote Station and a 15-day inventory at the Hoot Lake Plant.

     Railroad transportation services to the Big Stone Plant are being provided under a common carrier rate by the Burlington Northern and Santa Fe Railroad Co. The Company has filed a complaint in regard to this rate with the Surface Transportation Board requesting the Board set a competitive rate. The Surface Transportation Board issued orders in December 2004 and January 2005 that called for the final evidentiary submissions and adopted a procedural schedule that would require a final decision by January 21, 2006. The Company would expect the outcome of the proceeding to have a favorable impact on its fuel costs for Big Stone Plant. Railroad transportation services to the Hoot Lake Plant are being provided under a common carrier rate by the Burlington Northern and Santa Fe Railroad Co. On July 1, 2004, the existing rail carrier implemented a fuel surcharge that applies to both Hoot Lake and Big Stone Plants. The fuel surcharge is based on the U.S. average price of retail on-highway diesel fuels. During 2004 the fuel surcharge, which is in addition to the freight rate, ranged from 6.5% to 11.5% as a percent of the tariff rate. No coal transportation agreement is needed for the Coyote Station due to its location next to a coal mine.

     The average cost of coal consumed (including handling charges to the plant sites) per million BTU for each of the three years 2004, 2003 and 2002 was $1.229, $1.189 and $1.125, respectively.

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

General Regulation

     The Utility is subject to regulation of rates and other matters in each of the three states in which it operates and by the federal government for certain interstate operations. A breakdown of electric rate regulation by each jurisdiction is as follows:

		2004		2003
		% of		% of
		Electric	% of kwh	Electric	% of kwh
Rates	Regulation	Revenues	Sales	Revenues	Sales
MN retail sales	MN Public Utilities Commission	29.3%	25.7%	30.2%	25.3%
ND retail sales	ND Public Service Commission	24.1	19.6	25.0	20.0
SD retail sales	SD Public Utilities Commission	4.9	4.2	5.0	4.2
Transmission & sales for resale	Federal Energy Regulatory Commission	41.7	50.5	39.8	50.5

		100.0%	100.0%	100.0%	100.0%

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

     The majority of the Utility’s electric retail rate schedules now in effect provide for adjustments in rates based on the cost of fuel delivered to the Utility’s generating plants, as well as for adjustments based on the cost of electric energy purchased by the Utility. Such adjustments are presently based on a two-month moving average in Minnesota and under FERC, a three-month moving average in South Dakota and a four-month moving average in North Dakota. These adjustments are applied to the next billing period after becoming applicable.

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

     The MPUC requires the annual filing of a capital structure petition. In this filing the MPUC reviews and approves the capital structure for the Company. Once the petition is approved, the Company may issue securities without further petition or approval, provided the issuance is consistent with the purposes and amounts set forth in the approved capital structure petition. The Company’s current capital structure petition is in effect until April 14, 2005. The Company filed its capital structure petition for 2005 on March 4, 2005 and expects to receive approval from the MPUC prior to April 14, 2005.

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

     On December 29, 2000 the NDPSC approved a performance-based ratemaking (PBR) plan that links allowed earnings in North Dakota to seven performance standards in the areas of price, electric service reliability, customer satisfaction and employee safety. The PBR plan is effective through 2005, unless suspended or terminated by the NDPSC or the Utility. This PBR plan provides the opportunity for the Utility to raise its allowed rate of return and share income with customers when earnings exceed the allowed return. During 2001, the Utility achieved a rate of return on equity that exceeded targets under the plan, resulting in a sharing of the income between shareholders and customers in the form of a $662,300 refund to North Dakota retail electric customers in 2002. Because the Utility’s 2003 and 2002 rates of return were within the allowable range defined in the plan, no sharing occurred. The Utility’s 2004 rate of return is expected to be within the allowable range defined in the plan.

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

     MAPP: The Utility participates in the Mid-Continent Area Power Pool (MAPP) generation reserve sharing pool, which operates in parts of eight states in the Upper Midwest and in three provinces in Canada.

     MEMA: The Utility is a member of the Mid-Continent Energy Marketers Association (MEMA) which is an independent, non-profit trade association representing entities involved in the marketing of energy or in providing services to the energy industry. MEMA operates in the MAPP, Midwest ISO, Southwest Power Pool, PJM Interconnection, LLP and Southeast regions and was formed in 2003 as a successor organization of the Power and Energy Market of MAPP. Power pool sales are conducted continuously through MEMA in accordance with schedules filed by MEMA with the FERC.

     MRO: The Utility is a member of the Midwest Reliability Organization (MRO). The MRO, a non-profit organization that replaced the MAPP Regional Reliability Council, is one of ten Regional Reliability Councils that comprise the North American Electric Reliability Council (NERC). The MRO is a voluntary organization committed to ensuring the reliability of the bulk power system in the Midwest part of North America. The MRO, through its balanced stakeholder board with independent oversight, operates independently from any member, market participant or operator, thus ensuring that the standards developed and enforced by the MRO are fair and administered without undue influence from market participants. The MRO is approximately 40% larger in terms of net end use load than MAPP. The MRO region includes more than forty members supplying approximately 280 million megawatt-hours to more than twenty million people. Its membership is comprised of municipal utilities, cooperatives, investor-owned utilities, a federal power marketing agency, Canadian Crown Corporations and independent power producers.

     MISO: The Utility agreed in October 2001 to join the Midwest Independent Transmission System Operator, Inc. (MISO) pursuant to FERC Order No. 2000. In December 2001, the MISO received FERC approval to operate as an independent regional transmission organization. FERC’s view is that independent regional transmission organizations will benefit the public interest by enhancing the reliability of the electric grid and providing unbiased regional grid management, nondiscriminatory operation of the bulk power transmission system and open access to the transmission facilities under MISO’s functional supervision. The MISO covers a broad region containing all or parts of 20 states and one Canadian province. The MISO began operational control of the Utility’s transmission facilities above 100 kv on February 1, 2002, but the Utility continues to own and maintain its transmission assets. As the transmission provider and security coordinator for the region, the MISO optimizes the efficiency of the interconnected system, provides regional solutions to regional planning needs and continually minimizes any risk to reliability through its security coordination, long-term regional planning, market monitoring, scheduling and tariff administration functions.

     Energy Markets: In July 2002, the FERC issued a Notice of Proposed Rulemaking (NOPR) on Standard Market Design (SMD). Its purpose is to insure standard commercial rules for the operation of competitive markets for electricity. The MISO Energy Markets are expected to commence operation on April 1, 2005. Through its Energy Markets, MISO seeks to develop options for energy supply, increase utilization of transmission assets, optimize the use of energy resources across a wider region and provide greater visibility of data. MISO aims to facilitate a more cost-effective and efficient use of the wholesale bulk electric system. The MISO Energy Market is intended to improve efficiency and price transparency, which may reduce the Utility’s opportunity for traditional marketing profits. The cost effects to the Utility’s retail customers and its wholesale margins are unknown.

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

     Legislative and regulatory activity could affect operations in the future. The Utility cannot predict the timing or substance of any future legislation or regulation. State and federal efforts to restructure the electric utility industry have slowed. The United States Congress ended its 2004 legislative session without passing electric industry restructuring legislation or a comprehensive energy bill. There has been no legislative action regarding electric retail choice in any of the states where the Utility operates and no major electricity legislation is expected in 2005 legislative sessions in those states. The Company does not expect retail competition to come to the States of Minnesota, North Dakota or South Dakota in the foreseeable future.

Environmental Regulation

     Impact of Environmental Laws: The Utility’s existing generating plants are subject to stringent federal and state standards and regulations regarding, among other things, air, water and solid waste pollution. The Utility estimates it has expended in the five years ended December 31, 2004 approximately $6.0 million for environmental control facilities. Included in the 2005-2009 construction budget are approximately $5.6 million for environmental equipment for existing and new facilities, including $3.5 million for 2005.

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

     A major portion of the Big Stone Plant’s electrostatic precipitator was replaced in 2002 with an Advanced Hybrid™ technology that was installed as part of a demonstration project co-funded by Department of Energy’s National Energy Technology Laboratory Power Plant Improvement Initiative. The technology is designed to capture at least 99.99% of the fly ash particulates emitted from the boiler. Initial test data demonstrates the emissions design parameters were met. The Department of Energy’s National Energy Technology Laboratory, consultants, equipment vendors and the Utility have assessed the operational performance of the unit and its balance-of-plant impacts as part of the ongoing effort to refine the demonstration technology. As a result of the assessment finding, the Big Stone Plant co-owners plan to replace the remaining four precipitator fields with Advanced Hybrid™ technology. The Big Stone Plant is currently operating within all presently applicable federal and state air quality and emission standards.

     The Coyote Station is equipped with sulfur dioxide removal equipment. The removal equipment-referred to as a dry scrubber—consists of a spray dryer, followed by a fabric filter, and is designed to desulfurize hot gases from the stack. The fabric filter collects spray dryer residue along with the fly ash. The Coyote Station is currently operating within all presently applicable federal and state air quality and emission standards.

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

     The national NOx emission reduction goals are achieved by imposing mandatory emissions standards on individual sources. Hoot Lake Plant unit 2 is governed by the phase one early opt-in provision until January 1, 2008. The remaining generating units meet the NOx emission regulations that were adopted by the EPA in December 1996. All of the Utility’s generating facilities met the NOx standards during 2004.

     The EPA Administrator signed the final Interstate Air Quality Rule on March 10, 2005. EPA has concluded that SO2 and NOx are the chief emissions contributing to interstate transport of particulate matter less than 2.5 microns (PM2.5). EPA has also concluded that NOx emissions are the chief emissions contributing to ozone non-attainment. Twenty-three states and the District of Columbia were found to contribute to ambient air quality PM2.5 non-attainment in downwind states. On that basis, EPA is proposing to cap SO2 and NOx emissions in the designated states. Minnesota is included among the twenty-three states for emissions caps. Twenty-five states were found to contribute to downwind 8-hour ozone non-attainment. None of the states in the Utilities service territory are slated for NOx reduction for ambient air quality 8-hour ozone non-attainment purposes. The Utility is currently evaluating the rule and is unable to assess its impact at this time.

     The Act calls for EPA studies of the effects of emissions of listed pollutants by electric steam generating plants. The EPA has completed the studies and submitted reports to Congress. The Act required the EPA to make a finding as to whether regulation of emissions of hazardous air pollutants from fossil fuel-fired electric utility generating units is appropriate and necessary. On December 14, 2000 the EPA announced that it affirmatively decided to regulate mercury emissions from electric generating units. The EPA published the proposed mercury rule on January 30, 2004. The proposal included two options for regulating mercury emission from coal-fired electric generating units. One option would set technology-based maximum achievable control technology standards under paragraph 111(d) of the Act. The other option embodies a market-based cap and trade approach to emissions reduction. The EPA expects to issue final rules by March 15, 2005. Because promulgation of rules by the EPA has not been completed, it is not possible to assess to what extent this regulation will impact the Utility.

     In 1998, the EPA announced its New Source Review Enforcement Initiative targeting coal-fired utilities, petroleum refineries, pulp and paper mills and other industries for alleged violations of EPA’s New Source Review rules. These rules require owners or operators that construct new major sources or make major modifications to existing sources to obtain permits and install air pollution control equipment at affected facilities. The EPA is attempting to determine if emission sources violated certain provisions of the Act by making major modifications to their facilities without installing state-of-the-art pollution controls. On January 2, 2001, the Utility received a request from the EPA, pursuant to Section 114(a) of the Act, to provide certain information relative to past operation and capital construction projects at the Big Stone Plant. The Utility responded to that request. In March 2003 the EPA conducted a review of the plant’s outage records as a follow-up to their January 2001 data request. A copy of the designated documents was provided to EPA on March 21, 2003. At this time the Utility cannot determine what, if any, actions will be taken by the EPA. The EPA issued changes to the existing New Source Review rules with respect to routine maintenance and repair and replacement activities in its Equipment Replacement Provision Rule on October 27, 2003. However, the U.S. Court of Appeals for the D.C Circuit issued an order which stayed the effective date of the Equipment Replacement Provision rule pending judicial review. The Utility is awaiting the Court’s decision on the challenges to the rule, which is expected in 2006.

     The Coyote Station is subject to certain emission limitations under the “Prevention of Significant Deterioration” (PSD) program of the Act. The EPA and the North Dakota Department of Health reached an agreement to identify a process for resolving several issues relating to the modeling protocol for the state’s PSD program. Modeling has been completed and the results have been submitted to the EPA for their review. Pending the outcome of the EPA review, it appears that a cap on the SO2 emissions may not be necessary to insure compliance with the PSD requirements.

     The Dakota Resource Council filed a civil action against the EPA asking that the Court order EPA to perform the alleged non-discretionary duty of requiring the State of North Dakota to take steps to remedy alleged unlawful levels of SO2 in Theodore Roosevelt National Park, Lostwood Wilderness Area, Medicine Lakes Wilderness Area, and Fort Peck Indian Reservation. The Utility joined with other North Dakota utilities in a Motion to Intervene in this proceeding. On April 2, 2004 the U.S. District Court for the District of Colorado dismissed the suit for lack of subject matter jurisdiction.

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

     On February 16, 2004, the EPA Administrator signed the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures for certain existing facilities. The Utility has begun an information collection program for the Hoot Lake Plant cooling water intake structure. A final determination of compliance with the standards cannot be made until the information collection program has concluded. The Utility believes that the compliance costs will not be material.

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

     At the request of the Minnesota Pollution Control Agency (MPCA), the Utility has an ongoing investigation at its former, closed Hoot Lake Plant ash disposal sites. The MPCA continues to monitor site activities under their Voluntary Investigation and Cleanup Program. The Utility provided a revised focus feasibility study for remediation alternatives to the MPCA in October 2004. The Utility and the MPCA have reached an agreement in principle identifying the remediation technology. The preliminary estimate of remediation costs to address the ash disposal site issues over the next two years is not expected to have a material impact on the Company’s consolidated net income, financial position or cash flows.

     The EPA has promulgated various solid and hazardous waste regulations and guidelines pursuant to, among other laws, the Resource Conservation and Recovery Act of 1976, the Solid Waste Disposal Act Amendments of 1980 and the Hazardous and Solid Waste Amendments of 1984, which provide for, among other things, the comprehensive control of various solid and hazardous wastes from generation to final disposal. The States of Minnesota, North Dakota and South Dakota have also adopted rules and regulations pertaining to solid and hazardous waste. To date, the Utility has incurred no significant costs as a result of these laws. The future total impact on the Utility of the various solid and hazardous waste statutes and regulations enacted by the federal government or the States of Minnesota, North Dakota and South Dakota is not certain at this time.

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

Capital Expenditures

     The Utility is continually expanding, replacing and improving its electric facilities. During 2004, approximately $25.4 million was invested for additions and replacements to its electric utility properties. During the five years ended December 31, 2004 gross electric property additions, including construction work in progress, were approximately $166.4 million and gross retirements were approximately $54.0 million.

     The Utility estimates that during the five-year period 2005-2009 it will invest approximately $135 million for electric construction. The Utility continuously reviews options for increasing its generating capacity. It is currently involved in a feasibility study with seven other electric providers for a jointly owned 600-megawatt coal fired or coal-and-biomass fired generating unit at the site of the existing Big Stone Plant. Capital expenditures related to this new facility are not included in the projected capital expenditures for 2005-2009. At this time the Utility has no firm plans for any other additional base load generating plant construction. The majority of electric utility expenditures for the five-year period 2005 through 2009 will be for work related to the Utility’s transmission and distribution systems.

Franchises

     At December 31, 2004 the Utility had franchises to operate as an electric utility in all of the 371 incorporated municipalities that it serves. All franchises are nonexclusive and generally were obtained for 20-year terms, with varying expiration dates. No franchises are required to serve unincorporated communities in any of the three states that the Utility serves. There are 38 franchises that are set to expire during 2005. The Utility believes that these franchises will be renewed.

Employees

     At December 31, 2004 the Utility had approximately 646 full-time employees. A total of 338 employees are represented by local unions of the International Brotherhood of Electrical Workers. These labor contracts expire in the fall of 2005. The Utility has not experienced any strike, work stoppage or strike vote, and considers its present relations with employees to be good.

PLASTICS

General

     Plastics consist of businesses producing polyvinyl chloride (PVC) and polyethylene (PE) pipe. The Company derived 13% of its consolidated operating revenues from continuing operations from this segment in 2004, 12% in 2003 and 13% in 2002.

The following is a brief description of these businesses:

Northern Pipe Products, Inc., located in Fargo, ND, manufactures and sells PVC and PE pipe for municipal water, rural water, wastewater and other uses in the Northern, Midwestern and Western regions of the United States as well as Canada. The production facility for PVC pipe is located in Fargo, ND and the production facility for PE pipe is located in Hampton, IA.

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

Competition

     The plastic pipe industry is highly fragmented and competitive, due to the large number of producers, the small number of raw material suppliers and the commodity nature of the product. Because of shipping costs, competition is usually regional in scope, instead of national. The principal areas of competition are a combination of price, service, warranty and product performance. Northern Pipe and Vinyltech compete not only against other plastic pipe manufacturers, but also ductile iron, steel, concrete and clay pipe producers. Pricing pressure will continue to affect operating margins in the future.

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

     The PVC resins are acquired in bulk and shipped to point of use by rail car. Over the last ten years, there has been consolidation in PVC resin producers. There are a limited number of third party vendors that supply the PVC resin used by Northern Pipe and Vinyltech. Two vendors provided approximately 98% and 96% of total resin purchases in 2004 and 2003, respectively. The supply of PVC resin may also be limited due to manufacturing capacity and the limited availability of raw material components. The loss of a key vendor, or any interruption or delay in the supply of PVC resin, could disrupt the ability of the Plastics segment to manufacture products, cause customers to cancel orders or require incurrence of additional expenses to obtain PVC resin from alternative sources, if such sources were available. Both Northern Pipe and Vinyltech believe they have good relationships with their key raw material vendors.

     Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins.

Capital Expenditures

     Capital expenditures in the Plastics segment typically include investments in extrusion machines, land and buildings and management information systems. During 2004, capital expenditures of approximately $2.5 million were made in the Plastics segment. Total capital expenditures during the five-year period 2005-2009 are estimated to be approximately $10 million.

Employees

     At December 31, 2004 the Plastics segment had approximately 169 full-time employees.

MANUFACTURING

General

     Manufacturing consists of businesses in the following manufacturing activities: production of waterfront equipment, wind towers, frame-straightening equipment and accessories for the auto body shop industry, material and handling trays and horticultural containers; fabrication of steel products; contract machining; and metal parts stamping and fabrication.

     The Company derived 26% of its consolidated operating revenues from continuing operations from this segment in 2004, 24% in 2003 and 22% in 2002. The following is a brief description of each of these businesses:

BTD Manufacturing, Inc. (BTD), located in Detroit Lakes and Pelican Rapids, MN, is a metal stamping and tool and die manufacturer that provides its services mainly to customers in the Midwest. BTD stamps, fabricates, welds and laser cuts metal components according to manufacturers’ specifications primarily for the recreation vehicle, gas fireplace, health and fitness and enclosure industries. On January 3, 2005 BTD acquired the assets of Performance Tool & Die Inc., a manufacturer of mid to large-sized dies located in Lakeville, MN for $4.0 million.

Chassis Liner Corporation, located in Alexandria and Lucan, MN, manufactures and markets vehicle frame-straightening equipment and accessories used by the auto repair industry throughout the United States.

DMI Industries, Inc., located in West Fargo, ND, engineers and manufactures wind towers and other heavy metal fabricated products throughout the United States.

ShoreMaster, Inc., located in Fergus Falls, MN, along with its wholly owned subsidiary, Galva Foam Marine Industries, Inc. located in Camdenton, MO, produces residential and commercial waterfront equipment, ranging from boatlifts and docks to full marina systems that are marketed throughout the United States. On January 3, 2005 ShoreMaster acquired the stock of Shoreline Industries, Inc., a manufacturer of boat lift motors located in Pine River, MN for $2.2 million.

St. George Steel Fabrication, Inc., located in St. George and Salt Lake City, UT, fabricates structural steel members for buildings and bridges, ductwork for the power and refining industries, conveyors and hoppers for mining and industrial markets and plate steel products for the wind tower industry, primarily for customers in the Western United States. On February 2, 2005, the Company entered into a nonbinding letter of intent to sell St. George Steel.

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

Competition

     The various markets in which the Manufacturing segment entities compete are characterized by intense competition from both foreign and domestic manufacturers. These markets have many established manufacturers with broader product lines, greater distribution capabilities, greater capital resources and larger marketing, research and development staffs and facilities than the Company’s manufacturing entities.

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

Legislation

     The demand for wind towers that are manufactured by DMI Industries will depend primarily on the existence of a federal production tax credit for wind energy. In October 2004 federal legislation extended the production tax credit through 2005. The failure of Congress to pass a broad energy bill in 2005 and extend the production tax credit beyond 2005 could have an unfavorable impact on DMI Industries.

Capital Expenditures

     Capital expenditures in the Manufacturing segment typically include additional investments in new manufacturing equipment or expenditures to replace worn-out manufacturing equipment. Capital expenditures may also be made for the purchase of land and buildings for plant expansion and for investments in management information systems. During 2004, capital expenditures of approximately $13.5 million were made in the Manufacturing segment. Total capital expenditures for the Manufacturing segment during the five-year period 2005-2009 are estimated to be approximately $47 million.

Employees

     At December 31, 2004 the Manufacturing segment had approximately 1,285 full-time employees.

HEALTH SERVICES

General

     Health Services consists of the DMS Health Group, which includes businesses involved in the sale of diagnostic medical equipment, patient monitoring equipment and related supplies and accessories. These businesses also provide service maintenance, diagnostic imaging, positron emission tomography and nuclear medicine imaging, portable X-ray imaging and rental of diagnostic medical imaging equipment.

     The Company derived 13% of its consolidated operating revenues from continuing operations from this segment in 2004, 13% in 2003 and 15% in 2002. The companies comprising the DMS Health Group that deliver diagnostic imaging and healthcare solutions across the United States include:

DMS Health Technologies, Inc. (DMS), located in Fargo, ND, sells, services and refurbishes diagnostic medical imaging equipment, patient monitoring equipment and related supplies and accessories. DMS sells radiology equipment primarily manufactured by Philips Medical Systems (Philips), a large multi-national company based in the Netherlands. Philips manufactures fluoroscopic, radiographic and mammography equipment, along with ultrasound, computerized tomography (CT) scanners, magnetic resonance imaging (MRI) scanners and cardiac cath labs. The dealership agreement with Philips can be terminated on 180 days written notice by either party for any reason. The Philips agreement also can be terminated by Philips if certain compliance requirements are not met. DMS is also a supplier of medical film and related accessories. DMS markets mainly to hospitals, clinics and mobile imaging service companies.

DMS Imaging, Inc., a subsidiary of DMS Health Technologies, Inc. located in Minneapolis, MN, operates diagnostic medical imaging equipment, including CT, MRI, positron-emission tomography (PET), nuclear medicine services and other similar radiology services to hospitals, clinics, long-term care facilities and other medical providers. Regional offices are located in Houston, TX; Minneapolis, MN; and Sioux Falls, SD. DMS Imaging provides services through four different business units:

•	DMS Imaging — provides shared diagnostic medical imaging services (primarily mobile) for MRI, CT, nuclear medicine, PET, ultrasound, mammography and bone density analysis.

•	DMS Interim Solutions — offers interim and rental options for diagnostic imaging services.

•	DMS MedSource Partners — develops long-term relationships with healthcare providers to offer dedicated in-house diagnostic imaging services, such as MRI.

•	DMS Portable X-Ray — delivers portable X-ray, ultrasound and electrocardiogram services to nursing homes and other facilities.

     Combined, the DMS Health Group covers the three basics of the medical imaging industry: (1) ownership and operation of the imaging equipment for healthcare providers; (2) sale, lease and/or maintenance of medical imaging equipment and related supplies; and (3) scheduling, billing and administrative support of medical imaging services.

Regulation

     The healthcare industry is subject to federal and state regulations relating to licensure, conduct of operation, ownership of facilities, payment of services and expansion or addition of facilities and services.

     The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce the referral of an individual or the furnishing or arranging for a good or service for which payment may be made under a federal healthcare program such as Medicare or Medicaid. Several states have similar statutes. The term “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, credit arrangements, payments of cash, waiver of payments and ownership interests. Penalties for violating the Anti-Kickback Statute can include both criminal penalties and civil sanctions as well as possible exclusion from participating in Medicare and other federal healthcare programs. By regulation, the U.S. Department of Health and Human Services has created certain “safe harbors” under the Act. These safe harbors set forth certain provisions, which, if met, assure that healthcare providers will not be subject to liability under the Act.

     The Ethics and Patient Referral Act of 1989 (Stark Law) prohibits physician referrals of Medicare patients to an entity providing certain designated health services, including services provided by the Health Services companies. The Stark Law also prohibits an entity to bill for designated health services pursuant to a prohibited referral. A person who engages in a scheme to violate the Stark Law or a person who presents a claim to Medicare in violation of the Stark Law may be subject to civil fines and possible exclusion from participation in federal healthcare programs.

     The Health Services companies believe their operations comply with the Anti-Kickback Statute and the Stark Law. However, if the Health Services companies were to engage in conduct in violation of these statutes, the sanction imposed could adversely affect the Company’s consolidated financial results.

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

     In some states a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items or services, including diagnostic imaging systems or the provision of diagnostic imaging services by companies or its customers. Certificate of need laws were enacted to contain rising healthcare costs by preventing unnecessary duplication of health resources. Certificate of need regulations may limit or preclude the Health Services companies from providing diagnostic imaging services or systems. Conversely, a repeal of existing certificate of need regulations in states where the Health Services companies have obtained certificates of need could adversely affect their financial performance.

     Additional federal and state regulations that the Health Services companies are subject to include state laws that prohibit the practice of medicine by non-physicians and prohibit fee-splitting arrangements involving physicians; federal Food and Drug Administration requirements; state licensing and certification requirements and federal and state laws governing diagnostic imaging and therapeutic equipment. Courts and regulatory authorities have not fully interpreted a significant number of the current laws and regulations.

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

Reimbursement

     The companies in the Health Services segment derive significant revenue from direct billings to customers and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. The Health Services’ customers who are healthcare providers receive the majority of their payments from third-party payors. Payments by third-party payors to such healthcare providers depend, in part, upon their patients’ health insurance policies.

Competition

     The market for selling, servicing and operating diagnostic imaging services, patient monitoring equipment and imaging systems is highly competitive. In addition to direct competition from other providers of items and services similar to those offered by the Health Services companies, the companies within Health Services compete with free-standing imaging centers and health care providers that have their own diagnostic imaging systems, as well as with equipment manufacturers that sell imaging equipment directly to healthcare providers for permanent installation. Some of the direct competitors, which provide contract MRI services, have access to greater financial resources than the Health Services companies. In addition, some of Health Services’ customers are capable of providing the same services to their patients directly, subject only to their decision to acquire a high-cost diagnostic imaging system, assume the financial and technology risk, and employ the necessary technologists, rather than obtain the services from the Health Services company. The Health Services companies may also experience greater competition in states that currently have certificate of need laws if such laws were repealed, thereby reducing barriers to entry and competition in that state. The Health Services companies compete against other similar providers on the basis of quality of services, quality and magnetic field strength of imaging systems, relationships with health care providers, knowledge and service quality of technologists, price, availability and reliability.

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

Capital Expenditures

     Capital expenditures in this segment principally relate to the acquisition of diagnostic imaging equipment used in the imaging business. During 2004, capital expenditures of approximately $3.9 million were made in the Health Services segment. Total capital expenditures during the five-year period 2005-2009 are estimated to be approximately $5 million. Operating leases are also used to finance the acquisition of medical equipment used by Health Services companies. Current operating lease commitments during the five-year period 2005-2009 are estimated to be $86 million.

Employees

     At December 31, 2004 the Health Services segment had approximately 389 full-time employees.

OTHER BUSINESS OPERATIONS

General

     Other Business Operations consists of businesses involved in food ingredient processing; residential, commercial and industrial electric contracting industries; fiber optic and electric distribution systems; wastewater, water and HVAC systems construction; transportation; energy services and natural gas marketing and the portion of corporate general and administrative expenses that are not allocated to the other segments.

     On August 18, 2004 the Company acquired all of the outstanding common stock of Idaho Pacific Holdings, Inc. (IPH)

     The Company derived 18% of its consolidated operating revenues from continuing operations from these businesses in 2004 and 15% in 2003 and 12% in 2002. Following is a brief description of each of these businesses.

Foley Company, headquartered in Kansas City, MO, provides mechanical and prime contracting services for water and wastewater treatment plants, power generation plants, hospital and pharmaceutical facilities, and other industrial and manufacturing projects across a multi-state service area in the Central United States.

Idaho Pacific Holdings, Inc., headquartered in Ririe, ID, manufacturers and supplies dehydrated potato products to food manufacturers in the snack food, foodservice and bakery industries. IPH has three processing facilities located in Ririe, ID, Center, CO and Souris, Prince Edward Island, Canada. IPH sells to customers in the United States and Canada and exports potato products to Europe, the Middle East, the Pacific Rim and Central America.

Midwest Construction Services, Inc., located in Moorhead, MN, is a holding company for five subsidiaries that provide electrical design and construction services for the industrial, commercial and municipal business markets, including government, institutional, communications, utility and renewable energy projects primarily in the Upper Midwest.

Otter Tail Energy Services Company, headquartered in Fergus Falls, MN, provides technical and engineering services, energy efficient lighting and retail marketing of natural gas and energy management services in Iowa, South Dakota, North Dakota and Minnesota.

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

     The market for processed, dehydrated potato flakes, flour and granules is highly competitive. IPH competes with numerous manufacturers of varying sizes in the United States. Competition is based on superior product quality, product pricing, strong customer relationships, raw material costs and availability, and customer demand for finished goods.

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

Capital Expenditures

     Capital expenditures in this segment typically include investments in additional trucks and flat bed trailers, construction equipment and processing equipment used in the dehydration process. During 2004, capital expenditures of approximately $4.5 million were made in Other Business Operations. Capital expenditures during the five-year period 2005-2009 are estimated to be approximately $14 million for Other Business Operations.

Employees

     At December 31, 2004 there were approximately 891 full-time employees in Other Business Operations. 114 employees of Moorhead Electric, Inc. a subsidiary of Midwest Construction Services, Inc., are represented by a local union of the International Brotherhood of Electrical Workers and are covered by a labor contract that expires on May 31, 2005. Foley Company has 91 employees represented by various unions, including Boilermakers, Carpenters and Millwrights, Cement Masons, Operating Engineers, Pipe Fitters and Plumbers and Teamsters. Foley has several labor contracts with various expiration dates ranging from March 31, 2005 through December 31, 2007. Moorhead Electric, Inc. and Foley Company have not experienced any strike, work stoppage or strike vote, and consider their present relations with employees to be good.

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

     The following factors, among others, could cause actual results for the Company to differ materially from those discussed in the forward-looking statements:

•	The Company is subject to government regulations and actions that may have a negative impact on its business and results of operations.

•	Weather conditions can adversely affect the Company’s operations and revenues.

•	Federal and state environmental regulation could cause the Company to incur substantial capital expenditures which could result in increased operating costs.

•	The Company’s plans to grow and diversify through acquisitions may not be successful and could result in poor financial performance.

•	Competition is a factor in all of the Company’s businesses.

•	Economic uncertainty could have a negative impact on the Company’s future revenues and earnings.

•	Volatile financial markets could restrict the Company’s ability to access capital and could increase borrowing costs and pension plan expenses.

•	The Company’s food ingredient processing business is dependent on adequate sources of raw materials for processing. Should the supply of these raw materials be affected by poor growing conditions, this could negatively impact the results of operations of this business. This business could also be impacted by foreign currency changes between Canadian and United States currency and prices of natural gas.

•	The Company’s Plastics segment is highly dependent on a limited number of vendors for polyvinyl chloride (PVC) resin. The loss of a key vendor or an interruption or delay in the supply of PVC resin could result in reduced sales or increased costs for this segment.

•	The Company’s Health Services businesses may not be able to retain or comply with the dealership arrangement and other agreements with Philips Medical.

     For a further discussion of other risk factors and cautionary statements, refer to “Risk Factors and Cautionary Statements That May Affect Future Results” and “Critical Accounting Policies Involving Significant Estimates” on pages 25 through 31 of the Company’s 2004 Annual Report to Shareholders, filed as an Exhibit hereto. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission.

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

     At December 31, 2004 the Utility’s transmission facilities, which are interconnected with lines of other public utilities, consisted of 48 miles of 345 kv lines; 405 miles of 230 kv lines; 796 miles of 115 kv lines; and 4,046 miles of lower voltage lines, principally 41.6 kv. The Utility owns the uprated portion of the 48 miles of the 345 kv line, with Minnkota Power Cooperative retaining title to the original 230 kv construction.

     In addition to the properties mentioned above, the Company owns and has investments in offices and service buildings. The Company’s subsidiaries own facilities and equipment used to manufacture PVC pipe, produce dehydrated potato products and perform metal stamping, fabricating and contract machining; construction equipment and tools; medical imaging equipment and a fleet of flatbed trucks and trailers.

     Management of the Company believes the facilities and equipment described above are adequate for the Company’s present businesses.

     All of the common shares of the companies owned by Varistar are pledged to secure indebtedness of Varistar.

Item 3. LEGAL PROCEEDINGS

     Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the three months ended December 31, 2004.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 1, 2005)

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

DATES ELECTED
NAME AND AGE	TO OFFICE	PRESENT POSITION AND BUSINESS EXPERIENCE
John D. Erickson (46)	4/8/02	Present: President and Chief Executive Officer

	4/9/01	President

	4/10/00	Executive Vice President, Chief Financial Officer and Treasurer

Prior to
	4/10/00	Vice President, Finance and Chief Financial Officer

George A. Koeck (52)	4/10/00	Present: Corporate Secretary and General Counsel

Prior to
	4/10/00	General Counsel

Lauris N. Molbert (47)	6/10/02	Present: Executive Vice President and Chief Operating Officer

	4/9/01	Executive Vice President, Corporate Development and Varistar President and Chief Operating Officer

	4/10/00	Vice President, Chief Operating Officer, Varistar

Prior to
	4/10/00	Varistar President and Chief Operating Officer

Kevin G. Moug (45)	4/9/01	Present: Chief Financial Officer and Treasurer

Prior to
	4/9/01	Varistar Chief Financial Officer and Treasurer

Charles S. MacFarlane (40)	5/1/03	President, Otter Tail Power Company

	6/1/02	Interim President, Otter Tail Power Company

	1/29/02	Director, Finance & Strategic Planning, Otter Tail Power Company

	12/1/01	Director, Finance Planning, Otter Tail Power Company

Prior to
	12/2/01	Director, Electric Distribution Planning, Engineering & Reliability, Xcel Energy

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

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The information required by this Item is incorporated by reference to the first sentence under “Otter Tail Corporation Stock Listing” on Page 56, to “Selected Consolidated Financial Data” on Page 17 and to “Quarterly Information” on Page 53 of the Company’s 2004 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 6.	SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to “Selected Consolidated Financial Data” on Page 17 of the Company’s 2004 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 18 through 32 of the Company’s 2004 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is incorporated by reference to “Quantitative and Qualitative Disclosures About Market Risk” on Pages 27 through 29 of the Company’s 2004 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to “Quarterly Information” on Page 53, the Company’s audited financial statements on Pages 34 through 53 and “Report of Independent Registered Public Accounting Firm” on page 33 of the Company’s 2004 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 9A.	CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004, the end of the period covered by this report. Based on that evaluation, the Chief Executive

Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

     During the fiscal quarter ended December 31, 2004 there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

     The annual report of the Company’s management on internal control over financial reporting is incorporated by reference to “Management’s Report Regarding Internal Controls Over Financial Reporting” on Page 33 of the Company’s 2004 Annual Report to Shareholders, filed as an Exhibit hereto. The attestation report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, regarding the Company’s internal control over financial reporting is incorporated by reference to “Report of Independent Registered Public Accounting Firm” on Page 33 of the Company’s 2004 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 9B.	OTHER INFORMATION

     None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item regarding Directors is incorporated by reference to the information under “Election of Directors” in the Company’s definitive Proxy Statement dated March 7, 2005. The information regarding executive officers is set forth in Item 4A hereto. The information regarding Section 16 reporting is incorporated by reference to the information under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement dated March 7, 2005. The information regarding Audit Committee financial experts and identification of the Audit Committee is incorporated by reference to the information under “Meetings and Committees of the Board — Audit Committee” in the Company’s definitive Proxy Statement dated March 7, 2005.

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

     The information required by this Item is incorporated by reference to the information under “Summary Compensation Table,” “Options/SAR Grants in Last Fiscal Year,” “Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values,” “Long-Term Incentive Plan Awards in Last Fiscal Year,” “Pension and Supplemental Retirement Plans,” “Severance and Employment Agreements,” and “Director Compensation” in the Company’s definitive Proxy Statement dated March 7, 2005.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The security ownership information set forth under “Outstanding Voting Shares” and “Management’s Security Ownership” in the Company’s definitive Proxy Statement dated March 7, 2005 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information as of December 31, 2004 about the Company’s common stock that may be issued under all of its equity compensation plans:

Number of
securities
remaining available
	Number of			for future issuance
	securities to be			under equity
	issued upon		Weighted-average	compensation plans
	exercise of		exercise price of	(excluding
	outstanding		outstanding	securities
	options, warrants		options, warrants	reflected in column
Plan Category	and rights		and rights	(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders

1999 Stock Incentive Plan	1,555,277	(1)	$25.35	524,638	(2)

1999 Employee Stock Purchase Plan	—		N/A	98,079	(3)

Equity compensation plans not approved by security holders	—		—	—

Total	1,555,277		$25.35	622,717

(1)	Includes 47,000 performance based share awards made in 2004 and excludes 128,417 shares of restricted stock issued under the 1999 Stock Incentive Plan.

(2)	The 1999 Stock Incentive Plan provides for the issuance of any shares available under the plan in the form of restricted stock, performance awards and other types of stock-based awards, in addition to the granting of options, warrants or stock appreciation rights.

(3)	Shares are issued based on employee’s election to participate in the plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated by reference to the information under “Ratification of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement dated March 7, 2005.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed:

(1)	and (2) See Table of Contents on Page 30 hereof.

(3)	See Exhibit Index on Pages 31 through 37 hereof.

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

Dated: March 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title
John D. Erickson	)
President and	)
Chief Executive Officer	)
(principal executive officer))
)
Kevin G. Moug	)
Chief Financial Officer and Treasurer	)
(principal financial and accounting officer))
	)	By	/s/ John D. Erickson
)
John C. MacFarlane	)		John D. Erickson
Chairman of the Board and Director	)		Pro Se and Attorney-in-Fact
	)		Dated March 14, 2005
Karen M. Bohn, Director	)
)
Thomas M. Brown, Director	)
)
Dennis R. Emmen, Director	)
)
Arvid R. Liebe, Director	)
)
Kenneth L. Nelson, Director	)
)
Nathan I. Partain, Director	)
)
Gary J. Spies, Director	)
)
Robert N. Spolum, Director	)

OTTER TAIL CORPORATION

FINANCIAL STATEMENTS, SUPPLEMENTARY FINANCIAL DATA, SUPPLEMENTAL FINANCIAL SCHEDULES INCLUDED IN
ANNUAL REPORT (FORM 10-K) FOR THE YEAR ENDED
DECEMBER 31, 2004

The following items are included in this annual report by reference to the registrant’s Annual Report to Shareholders for the year ended December 31, 2004:

Page in
Annual
Report to
Shareholders
Financial Statements:

Report of Independent Registered Public Accounting Firm	33

Consolidated Balance Sheets, December 31, 2004 and 2003	34 & 35

Consolidated Statements of Income for the Three Years Ended December 31, 2004	36

Consolidated Statements of Common Shareholders’ Equity for the Three Years Ended December 31, 2004	37

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2004	38

Consolidated Statements of Capitalization, December 31, 2004 and 2003	39

Notes to Consolidated Financial Statements	40-53

Selected Consolidated Financial Data for the Five Years Ended December 31, 2004	17

Quarterly Data for the Two Years Ended December 31, 2004	53

Schedules are omitted because of the absence of the conditions under which they are required, because the amounts are insignificant or because the information required is included in the financial statements or the notes thereto.

Exhibit Index
to
Annual Report
on Form 10-K
For Year Ended December 31, 2004

	Previously Filed
		As
		Exhibit
	File No.	No.
3-A	8-K filed 4/10/01	3	—Restated Articles of Incorporation, as amended (including resolutions creating outstanding series of Cumulative Preferred Shares).

3-C	33-46071	4-B	—Bylaws as amended through April 11, 1988.

4-D-1	8-A dated 1/28/97	1	—Rights Agreement, dated as of January 28, 1997 (the Rights Agreement), between the Company and Norwest Bank Minnesota, National Association.

4-D-2	8-A/A dated 9/29/98	1	—Amendment No. 1, dated as of August 24, 1998, to the Rights Agreement.

4-D-3	10-K for year ended 12/31/01	4-D-7	—Note Purchase Agreement dated as of December 1, 2001.

4-D-4	10-K for year ended 12/31/02	4-D-4	—First Amendment dated as of December 1, 2002 to Note Purchase Agreement dated as of December 1, 2001.

4-D-5	10-Q for quarter ended 9/30/04	4.2	—Second Amendment dated as of October 1, 2004 to Note Purchase Agreement dated as of December 1, 2001.

4-D-6	333-90952	99-A-1	—Credit Agreement dated as of April 30, 2002.

4-D-7	8-K filed 9/27/02	99-A	—First Amendment dated as of September 19, 2002 to Credit Agreement dated as of April 30, 2002.

4-D-8	10-Q for quarter ended 6/30/03	4-A	—Second Amendment dated as of April 29, 2003 to Credit Agreement dated as of April 30, 2002.

4-D-9	10-Q for quarter ended 9/30/03	4.1	—Third Amendment dated as of August 25, 2003 to Credit Agreement dated as of April 30, 2002.

4-D-10	10-Q for quarter ended 3/31/04	4.1	—Fourth Amendment dated as of April 28, 2004 to Credit Agreement dated as of April 30, 2002.

4-D-11	10-Q for quarter ended 9/30/04	4.1	—Fifth Amendment dated as of October 28, 2004 to Credit Agreement dated as of April 30, 2002.

Previously Filed
As
Exhibit
	File No.	No.
4-D-12	333-116206	4.12	—Credit Agreement dated as of August 13, 2004 among the Company, the banks party thereto, UBS Securities LLC, as Arranger and UBS AG, Stamford Branch, as Agent.

10-A	2-39794	4-C	—Integrated Transmission Agreement dated August 25, 1967, between Cooperative Power Association and the Company.

10-A-1	10-K for year ended 12/31/92	10-A-1	—Amendment No. 1, dated as of September 6, 1979, to Integrated Transmission Agreement, dated as of August 25, 1967, between Cooperative Power Association and the Company.

10-A-2	10-K for year ended 12/31/92	10-A-2	—Amendment No. 2, dated as of November 19, 1986, to Integrated Transmission Agreement between Cooperative Power Association and the Company.

10-C-1	2-55813	5-E	—Contract dated July 1, 1958, between Central Power Electric Corporation, Inc., and the Company.

10-C-2	2-55813	5-E-1	—Supplement Seven dated November 21, 1973. (Supplements Nos. One through Six have been superseded and are no longer in effect.)

10-C-3	2-55813	5-E-2	—Amendment No. 1 dated December 19, 1973, to Supplement Seven.

10-C-4	10-K for year ended 12/31/91	10-C-4	—Amendment No. 2 dated June 17, 1986, to Supplement Seven.

10-C-5	10-K for year ended 12/31/92	10-C-5	—Amendment No. 3 dated June 18, 1992, to Supplement Seven.

10-C-6	10-K for year ended 12/31/93	10-C-6	—Amendment No. 4 dated January 18, 1994, to Supplement Seven.

10-D	2-55813	5-F	—Contract dated April 12, 1973, between the Bureau of Reclamation and the Company.

Previously Filed
As
Exhibit
	File No.	No.
10-E-1	2-55813	5-G	—Contract dated January 8, 1973, between East River Electric Power Cooperative and the Company.

10-E-2	2-62815	5-E-1	—Supplement One dated February 20, 1978.

10-E-3	10-K for year ended 12/31/89	10-E-3	—Supplement Two dated June 10, 1983.

10-E-4	10-K for year ended 12/31/90	10-E-4	—Supplement Three dated June 6, 1985.

10-E-5	10-K for year ended 12/31/92	10-E-5	—Supplement No. Four, dated as of September 10, 1986.

10-E-6	10-K for year ended 12/31/92	10-E-6	—Supplement No. Five, dated as of January 7, 1993.

10-E-7	10-K for year ended 12/31/93	10-E-7	—Supplement No. Six, dated as of December 2, 1993.

10-F	10-K for year ended 12/31/89	10-F	—Agreement for Sharing Ownership of Generating Plant by and between the Company, Montana-Dakota Utilities Co., and North- western Public Service Company (dated as of January 7, 1970).

10-F-1	10-K for year ended 12/31/89	10-F-1	—Letter of Intent for purchase of share of Big Stone Plant from Northwestern Public Service Company (dated as of May 8, 1984).

10-F-2	10-K for year ended 12/31/91	10-F-2	—Supplemental Agreement No. 1 to Agreement for Sharing Ownership of Big Stone Plant (dated as of July 1, 1983).

10-F-3	10-K for year ended 12/31/91	10-F-3	—Supplemental Agreement No. 2 to Agreement for Sharing Ownership of Big Stone Plant (dated as of March 1, 1985).

10-F-4	10-K for year ended 12/31/91	10-F-4	—Supplemental Agreement No. 3 to Agreement for Sharing Ownership of Big Stone Plant (dated as of March 31, 1986).

10-F-5	10-Q for quarter ended 9/30/03	10.1	—Supplemental Agreement No. 4 to Agreement for Sharing Ownership of Big Stone Plant (dated as of April 24, 2003).

	Previously Filed
		As
		Exhibit
	File No.	No.
10-F-6	10-K for year ended 12/31/92	10-F-5	—Amendment I to Letter of Intent dated May 8, 1984, for purchase of share of Big Stone Plant.

10-G	10-Q for quarter ended 06/30/04	10.3	—Master Coal Purchase and Sale Agreement by and between the Company, Montana-Dakota Utilities Co., Northwestern Corporation And Kennecott Coal Sales Company-Big Stone Plant(dated as of June 1, 2004).

10-G-1	10-Q for quarter ended 06/30/04	10.4	—Coal Supply Confirmation Letter by and between the Company, Montana-Dakota Utilities Co., Northwestern Corporation and Kennecott Coal Sales Company for shipments of coal from January 1, 2005 through December 31, 2007 — Big Stone Plant(dated as of July 14, 2004).

10-G-2	10-Q for quarter ended 06/30/04	10.5	—Coal Supply Agreement by and between the Company, Montana-Dakota Utilities Co., Northwestern Corporation and Arch Coal Sales Company, Inc. for the period January 1, 2005 through December 31, 2007 - Big StonePlant(dated as of July 22, 2004).

10-H	2-61043	5-H	—Agreement for Sharing Ownership of Coyote Station Generating Unit No. 1 by and between the Company, Minnkota Power Cooperative, Inc., Montana-Dakota Utilities Co., Northwestern Public Service Company, and Minnesota Power & Light Company (dated as of July 1, 1977).

10-H-1	10-K for year ended 12/31/89	10-H-1	—Supplemental Agreement No. One dated as of November 30, 1978, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.

10-H-2	10-K for year ended 12/31/89	10-H-2	—Supplemental Agreement No. Two dated as of March 1, 1981, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1 and Amendment No. 2 dated March 1, 1981, to Coyote Plant Coal Agreement.

10-H-3	10-K for year ended 12/31/89	10-H-3	—Amendment dated as of July 29, 1983, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.

Previously Filed
As
Exhibit
	File No.	No.
10-H-4	10-K for year ended 12/31/92	10-H-4	—Agreement dated as of Sept. 5, 1985, containing Amendment No. 3 to Agreement for Sharing Ownership of Coyote Generating Unit No.1, dated as of July 1, 1977, and Amendment No. 5 to Coyote Plant Coal Agreement, dated as of January 1, 1978.

10-H-5	10-Q for quarter ended 9/30/01	10-A	—Amendment dated as of June 14, 2001, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.

10-H-6	10-Q for quarter ended 9/30/03	10.2	—Amendment dated as of April 24, 2003, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.

10-I	2-63744	5-I	—Coyote Plant Coal Agreement by and between the Company, Minnkota Power Cooperative, Inc., Montana-Dakota Utilities Co., Northwestern Public Service Company, Minnesota Power & Light Company, and Knife River Coal Mining Company (dated as of January 1, 1978).

10-I-1	10-K for year ended 12/31/92	10-I-1	—Addendum, dated as of March 10, 1980, to Coyote Plant Coal Agreement.

10-I-2	10-K for year ended 12/31/92	10-I-2	—Amendment (No. 3), dated as of May 28, 1980, to Coyote Plant Coal Agreement.

10-I-3	10-K for year ended 12/31/92	10-I-3	—Fourth Amendment, dated as of August 19, 1985, to Coyote Plant Coal Agreement.

10-I-4	10-Q for quarter ended 6/30/93	19-A	—Sixth Amendment, dated as of February 17, 1993, to Coyote Plant Coal Agreement.

10-I-5	10-K for year ended 12/31/01	10-I-5	—Agreement and Consent to Assignment of the Coyote Plant Coal Agreement.

10-K-1	10-Q for quarter ended 9/30/99	10	—Power Sales Agreement between the Company and Manitoba Hydro Electric Board (dated as of July 1, 1999).

Previously Filed
As
Exhibit
	File No.	No.
10-L	10-K for year ended 12/31/91	10-L	—Integrated Transmission Agreement by and between the Company, Missouri Basin Municipal Power Agency and Western Minnesota Municipal Power Agency (dated as of March 31, 1986).

10-L-1	10-K for year ended 12/31/88	10-L-1	—Amendment No. 1, dated as of December 28, 1988, to Integrated Transmission Agreement (dated as of March 31, 1986).

10-M	10-Q for quarter ended 06/30/04	10.1	—Master Coal Purchase Agreement by and between the Company and Kennecott Coal Sales Company - Hoot Lake Plant. (dated as of December 31, 2001).

10-M-1	10-Q for quarter ended 06/30/04	10.2	—Coal Supply Confirmation Letter by and between the Company and Kennecott Coal Sales Company for Shipments of coal from July 1, 2004 Through December 31, 2007 — Hoot Lake Plant (dated as of May 26, 2004).

10-N-1	10-K for year ended 12/31/02	10-N-1	—Deferred Compensation Plan for Directors, as amended.*

10-N-2	8-K filed 02/04/05	10.1	—Executive Survivor and Supplemental Retirement Plan 2005 Restatement).*

10-N-3	10-K for year ended 12/31/93	10-N-5	—Nonqualified Profit Sharing Plan.*

10-N-4	10-Q for quarter ended 3/31/02	10-B	—Nonqualified Retirement Savings Plan, as amended.*

10-N-5	10-K for year ended 12/31/98	10-N-6	—1999 Employee Stock Purchase Plan.

10-N-6	10-K for year ended 12/31/98	10-N-7	—1999 Stock Incentive Plan.*

10-O-1	10-Q for quarter ended 6/30/02	10-A	—Executive Employment Agreement, John Erickson.*

10-O-2	10-Q for quarter ended 6/30/02	10-B	—Executive Employment Agreement and amendment no. 1, Lauris Molbert.*

10-O-3	10-Q for quarter ended 6/30/02	10-C	—Executive Employment Agreement, Kevin Moug.*

Previously Filed
As
Exhibit
	File No.	No.
10-O-4	10-Q for quarter ended 6/30/02	10-D	—Executive Employment Agreement, George Koeck.*

10-P-1	10-Q for quarter ended 6/03/02	10-E	—Change in Control Severance Agreement, John Erickson.*

10-P-2	10-Q for quarter ended 6/03/02	10-F	—Change in Control Severance Agreement, Lauris Molbert.*

10-P-3	10-Q for quarter ended 6/03/02	10-G	—Change in Control Severance Agreement, Kevin Moug.*

10-P-4	10-Q for quarter ended 6/03/02	10-H	—Change in Control Severance Agreement, George Koeck.*

13-A			—Portions of 2004 Annual Report to Shareholders incorporated by reference in this Form 10-K.

21-A			—Subsidiaries of Registrant.

23			—Consent of Deloitte & Touche LLP.

24-A			—Powers of Attorney.

31.1			—Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2			—Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			—Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2			—Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.