Form 10-Q
period 2005-03-31
OTTER TAIL CORP
filed 2005-05-10
CIK 75129

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to___________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☑ NO☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES☑ NO☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

April 30, 2005 — 29,159,584 Common Shares ($5 par value)

OTTER TAIL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Otter Tail Corporation
Consolidated Balance Sheets
(Unaudited)
-Assets-

	March 31,	December 31,
	2005	2004
	(Thousands of dollars)
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable:
Trade—net	121,882	116,878
Other	7,925	9,872
Inventories	99,664	74,829
Deferred income taxes	4,854	4,858
Accrued utility revenues	14,504	15,344
Costs and estimated earnings in excess of billings	14,580	18,145
Other	14,532	7,824
Assets held for sale from discontinued operations	25,415	27,410

Total current assets	303,356	275,160
Investments and other assets	42,853	42,655
Goodwill—net	95,219	92,196
Other intangibles—net	20,757	19,674
Deferred debits
Unamortized debt expense and reacquisition premiums	7,059	7,291
Regulatory assets and other deferred debits	15,799	16,692

Total deferred debits	22,858	23,983
Plant
Electric plant in service	892,528	890,200
Nonelectric operations	215,545	209,240

Total plant	1,108,073	1,099,440
Less accumulated depreciation and amortization	443,387	437,429

Plant—net of accumulated depreciation and amortization	664,686	662,011
Construction work in progress	18,290	18,469

Net plant	682,976	680,480

Total	$1,168,019	$1,134,148

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Balance Sheets
(Unaudited)
-Liabilities-

	March 31,	December 31,
	2005	2004
	(Thousands of dollars)
Current liabilities
Short-term debt	$55,839	$39,950
Current maturities of long-term debt	5,680	6,055
Accounts payable	95,887	85,100
Accrued salaries and wages	13,340	17,475
Accrued federal and state income taxes	6,566	3,682
Other accrued taxes	12,579	11,395
Other accrued liabilities	14,558	10,417
Liabilities from discontinued operations	6,321	7,710

Total current liabilities	210,770	181,784
Pensions benefit liability	16,947	16,703
Other postretirement benefits liability	25,625	25,053
Other noncurrent liabilities	12,905	11,874
Deferred credits
Deferred income taxes	120,524	121,334
Deferred investment tax credit	10,189	10,477
Regulatory liabilities	56,971	56,909
Other	1,548	1,662

Total deferred credits	189,232	190,382
Capitalization
Long-term debt, net of current maturities	260,334	261,810
Class B stock options of subsidiary	1,832	1,832
Cumulative preferred shares authorized 1,500,000 shares without par value; outstanding 2004 and 2003 — 155,000 shares	15,500	15,500
Cumulative preference shares — authorized 1,000,000 shares without par value; outstanding — none	—	—
Common shares, par value $5 per share authorized 50,000,000 shares; outstanding 2005 — 29,145,597 and 2004 — 28,976,919	145,728	144,885
Premium on common shares	90,838	87,865
Unearned compensation	(2,252)	(2,577)
Retained earnings	201,055	199,427
Accumulated other comprehensive loss	(495)	(390)

Total common equity	434,874	429,210
Total capitalization	712,540	708,352

Total	$1,168,019	$1,134,148

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
	2005	2004
	(In thousands, except share
	and per share amounts)
Operating revenues	$233,838	$201,653
Operating expenses
Production fuel	15,177	14,597
Purchased power — system use	11,538	10,922
Electric operation and maintenance expenses	23,918	21,277
Cost of goods sold (excludes depreciation; included below)	124,828	104,593
Other nonelectric expenses	23,239	21,064
Depreciation and amortization	11,435	10,583
Property taxes — electric operations	2,673	2,489

Total operating expenses	212,808	185,525
Operating income	21,030	16,128
Other income	194	11
Interest charges	4,585	4,390

Income from continuing operations before income taxes	16,639	11,749
Income taxes — continuing operations	5,623	3,539

Income from continuing operations	11,016	8,210
Discontinued operations
Income from discontinued operations — net of taxes of $355 in 2005 and $35 in 2004	531	49
Loss on expected disposal of discontinued operations — net of tax of ($1,051)	(1,576)	—

Net (loss) income from discontinued operations	(1,045)	49

Net income	9,971	8,259
Preferred dividend requirements	184	184

Earnings available for common shares	$9,787	$8,075

Basic earnings per common share:
Continuing operations (net of preferred dividend requirement)	$0.37	$0.31
Discontinued operations	$(0.03)	$—

	$0.34	$0.31
Diluted earnings per common share:
Continuing operations (net of preferred dividend requirement)	$0.37	$0.31
Discontinued operations	$(0.04)	$—

	$0.33	$0.31
Average number of common shares outstanding — basic	29,126,096	25,793,041
Average number of common shares outstanding — diluted	29,230,188	25,936,219
Dividends per common share	$0.280	$0.275

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2005	2004
	(Thousands of dollars)
Cash flows from operating activities
Net income	$9,971	$8,259
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	1,045	(49)
Depreciation and amortization	11,435	10,583
Deferred investment tax credit	(288)	(288)
Deferred income taxes	(1,549)	293
Change in deferred debits and other assets	745	434
Discretionary contribution to pension plan	—	(1,000)
Change in noncurrent liabilities and deferred credits	2,028	1,206
Allowance for equity (other) funds used during construction	(180)	(190)
Change in derivatives net of regulatory deferral	273	369
Other — net	545	373
Cash (used for) provided by current assets and current liabilities:
Change in receivables	(2,470)	(8,250)
Change in inventories	(24,298)	(2,658)
Change in other current assets	(489)	(1,585)
Change in payables and other current liabilities	35	(14,191)
Change in interest and income taxes payable	4,477	1,927

Net cash provided by continuing operations	1,280	(4,767)
Net cash (used in) provided by discontinued operations	(188)	1,553

Net cash provided by (used for) operating activities	1,092	(3,214)

Cash flows from investing activities
Capital expenditures	(12,744)	(8,118)
Proceeds from disposal of noncurrent assets	948	1,952
Acquisitions—net of cash acquired	(6,665)	—
Increases in other investments	(169)	(60)

Net cash used in investing activities — continuing operations	(18,630)	(6,226)
Net cash used in investing activities — discontinued operations	52	(6)

Net cash used in investing activities	(18,578)	(6,232)

Cash flows from financing activities
Change in checks written in excess of cash	8,179	3,895
Net short-term borrowings	15,889	5,000
Proceeds from issuance of common stock, net of issuance expenses	4,241	2,920
Payments for retirement of common stock	(6)	—
Proceeds from issuance of long-term debt, net of issuance expenses	44	8
Payments for retirement of long-term debt	(2,293)	(2,162)
Dividends paid and other distributions	(8,342)	(7,274)

Net cash provided by (used in) financing activities — continuing operations	17,712	2,387
Net cash provided by (used in) financing activities — discontinued operations	(287)	(560)

Net cash provided by (used in) financing activities	17,425	1,827

Effect of foreign exchange rate fluctuations on cash	61	—

Net change in cash and cash equivalents	—	(7,619)
Cash and cash equivalents at beginning of period	—	7,619

Cash and cash equivalents at end of period	$—	$—

Supplemental cash flow information
Cash paid during the year from continuing operations for:
Interest (net of amount capitalized)	$2,238	$2,031
Income taxes	$4,509	$3,215
Cash paid during the year from discontinued operations for:
Interest (net of amount capitalized)	$28	$31
Income taxes	$781	$442

See accompanying notes to consolidated financial statements

OTTER TAIL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated results of operations for the periods presented. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes as of and for the years ended December 31, 2004, 2003 and 2002 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Because of seasonal and other factors, the earnings for the three months ended March 31, 2005 should not be taken as an indication of earnings for all or any part of the balance of the year.

Acquisitions

On January 3, 2005 the Company’s wholly-owned subsidiary, BTD Manufacturing, Inc. (BTD), acquired the assets of Performance Tool & Die, Inc. (Performance Tool) of Lakeville, Minnesota, for $4.1 million in cash. Performance Tool specializes in manufacturing mid to large progressive dies for customers throughout the Midwest, East and West Coasts, and the southern United States. Performance Tool’s revenues for the year ended December 31, 2004 were $4.1 million. The Company expects this acquisition to provide expanded growth opportunities for both BTD and Performance Tool.

Also, on January 3, 2005 the Company’s wholly-owned subsidiary, ShoreMaster, Inc., acquired the common stock of Shoreline Industries, Inc. (Shoreline), of Pine River, Minnesota, and associated assets for $2.4 million in cash. Shoreline is a manufacturer of boatlift motors and other accessories for lifts and docks with sales throughout the United States, but primarily in Minnesota and Wisconsin. Shoreline’s revenues for the year ended December 31, 2004 were $2.1 million. The acquisition of Shoreline secures a source of components and expands potential markets for ShoreMaster products.

     Below, are condensed balance sheets, at the date of the business combinations, disclosing the preliminary allocation of the purchase price assigned to each major asset and liability category of the acquired companies:

	Performance	Shoreline
(in thousands)	Tool	Industries

Assets
Current assets	$748	$457
Plant	1,396	260
Goodwill	1,769	1,505
Other intangible assets	800	557

Total assets	$4,713	$2,779

Liabilities and equity
Current liabilities	$324	$86
Deferred income taxes	—	295
Long-term debt	298	—

Total liabilities	$622	$381

Cash paid	$4,091	$2,398

Goodwill and other intangible assets related to the Performance Tool acquisition are deductible for income tax purposes over 15 years. Other intangible assets related to the Performance Tool acquisition includes $239,000 for a nonamortizable trade name and $561,000 in other intangible assets being amortized over 3 to 15 years for book purposes. Goodwill and other intangible assets related to the Shoreline acquisition are not deductible for income tax purposes, except for a $171,000 noncompete agreement being amortized over 15 years for income tax purposes. Other intangible assets related to the Shoreline acquisition includes $149,000 for a nonamortizable brand name and $408,000 in other intangible assets being amortized over 5 to 8 years for book purposes.

Revenue Recognition

Due to the diverse business operations of the Company, revenue recognition depends on the product produced or sold. The Company recognizes revenue when the earnings process is complete, evidenced by an agreement with the customer, there has been delivery and acceptance and the price is fixed and determinable. In cases where significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. Provisions for sale returns and warranty costs are recorded at the time of sale based on historical information and current trends. Amounts received in advance under customer service contracts are deferred and recognized on a straight-line basis over the contract period. In the case of derivative instruments, such as the electric utility’s forward energy contracts and the energy services company’s forward natural gas swap transactions, the Company recognizes gains and losses based on changes in the fair market value of derivative instruments over the period held, and also when realized on settlement, on a net basis in revenue in a manner prescribed by Emerging Issues Task Force (EITF) Issue 03-11. Gains and losses subject to regulatory treatment on forward energy contracts are deferred and recognized on a net basis in revenue in the period in which the contract settles.

For those operating businesses recognizing revenue when products are shipped, the operating businesses have no further obligation to provide services related to such product. The shipping terms used in these instances are FOB shipping point.

Some of the operating businesses enter into fixed-price construction contracts. Revenues under these contracts are recognized on a percentage-of-completion basis. The method used to determine the percentage of completion is based on the ratio of labor costs incurred to total estimated labor costs at the Company’s wind tower manufacturer, square footage completed to total bid square footage for certain floating dock projects and costs incurred to total estimated costs on all other construction projects. The following summarizes costs incurred, billings and estimated earnings recognized on uncompleted contracts:

	March 31,	December 31,
(in thousands)	2005	2004

Costs incurred on uncompleted contracts	$89,307	$99,213
Less billings to date	(95,896)	(96,413)
Plus estimated earnings recognized	12,118	12,469

	$5,529	$15,269

The following amounts are included in the Company’s consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts are included in Accounts payable:

	March 31,	December 31,
(in thousands)	2005	2004

Costs and estimated earnings in excess of billings on uncompleted contracts	$14,580	$18,145
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,051)	(2,876)

	$5,529	$15,269

The percent of revenue recognized under the percentage-of-completion method compared to total consolidated revenues was 16.5% for the three months ended March 31, 2005 compared with 17.4% for the three months ended March 31, 2004.

Stock-based compensation

The Company has elected to follow the accounting provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

Had compensation costs for the stock options issued been determined based on estimated fair value at the award dates, as prescribed by SFAS No. 123, the Company’s net income for three month periods ended March 31, 2005 and March 31, 2004 would have decreased as presented in the table below. This may not be representative of the pro forma effects for future periods if additional options are granted.

	Three months ended
	March 31,
(in thousands)	2005	2004

Net income
As reported	$9,971	$8,259
Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(106)	(214)

Pro forma	$9,865	$8,045

Basic earnings per share
As reported	$0.34	$0.31
Pro forma	$0.33	$0.30
Diluted earnings per share
As reported	$0.33	$0.31
Pro forma	$0.33	$0.30

Adjustments and Reclassifications

Net income for the first quarter of 2004 has been adjusted to reflect the effects of applying FASB Staff Position No. FAS 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), retroactive to the beginning of 2004 on adoption in the third quarter of 2004. The adoption of FSP 106-2 had the effect of reducing 2004 first quarter operating expenses and increasing 2004 first quarter net income by $164,000. In accordance with the provisions of the Act, the expected subsidy has no effect on income tax expense.

Certain prior year amounts reported on the Company’s consolidated balance sheet have been reclassified to conform to 2005 presentation. On the Company’s consolidated balance sheets, regulatory assets and other deferred debits, previously disclosed on separate lines, have been combined on a single line. December 31, 2004 balance sheet amounts reflect the reclassification of St. George Steel Fabrication, Inc. from continuing operations to discontinued operations as a result of the pending sale of that business initiated in the first quarter of 2005. The Company’s income statement for the three months ended March 31, 2004 reflects the reclassifications of the operating results of Midwest Information Systems, Inc. and St. George Steel Fabrication, Inc. to discontinued operations as a result of their pending sales. Such reclassifications had no impact on total assets, net income or shareholders’ equity.

On the Company’s statement of cash flows for the three months ended March 31, 2004 the change in the amount of checks issued in excess of cash, included in accounts payable on the Company’s consolidated balance sheet, was reclassified from change in payables and other current liabilities under cash flows from operating activities to change in checks written in excess of cash under cash flows from financing activities. This reclassification decreased cash flows from operating activities and increased cash flows from financing activities by $3,895,000 for the three months ended March 31, 2004.

Inventories

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2005	2004

Finished goods	$41,568	$34,172
Work in process	4,771	4,531
Raw material, fuel and supplies	53,325	36,126

	$99,664	$74,829

Goodwill and Other Intangible Assets

Goodwill increased $3,023,000 in the first three months of 2005: $1,769,000 related to the acquisition of Performance Tool in January 2005; $1,505,000 related to the acquisition of Shoreline in January 2005; a $249,000 adjustment related to the acquisition of Idaho Pacific Holdings, Inc. (IPH), in August 2004; and a reversal of $500,000 related to the return to the Company of stock that was held in escrow for performance contingencies in a health services acquisition that were not achieved.

The following table summarizes the components of the Company’s intangible assets at March 31, 2005 and December 31, 2004.

	March 31, 2005			December 31, 2004
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount

Amortized intangible assets:
Covenants not to compete	$2,781	$1,977	$804	$2,559	$1,893	$666
Customer relationships	10,552	256	10,296	10,045	148	9,897
Other intangible assets including contracts	2,772	1,437	1,335	2,599	1,423	1,176

Total	$16,105	$3,670	$12,435	$15,203	$3,464	$11,739

Non-amortized intangible assets:
Brand/trade name	$8,322	$—	$8,322	$7,935	$—	$7,935

Intangible assets with finite lives are being amortized over average lives ranging from one to twenty-five years. The amortization expense for these intangible assets was $269,000 for the three months ended March 31, 2005 compared to $177,000 for the three months ended March 31, 2004. The estimated annual amortization expense for these intangible assets for the next five years is: $1,026,000 for 2005, $950,000 for 2006, $809,000 for 2007, $741,000 for 2008 and $617,000 for 2009.

New Accounting Standards

SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, was issued in November 2004 to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. This statement also requires that allocation of fixed production overheads to the costs of converting materials into finished products be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 with earlier application permitted. The Company does not expect the application of the requirements of SFAS No. 151 to have a material effect on the Company’s consolidated net income, financial position or cash flows.

SFAS No. 123(R) (revised 2004), Share-Based Payment, issued in December 2004 is a revision of SFAS No. 123, Accounting for Stock-based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company currently reports its stock-based compensation under the requirements of APB Opinion No. 25 and furnishes related pro forma footnote information required under SFAS No. 123. Under SFAS No. 123(R), the Company will be required to record its stock-based compensation as an expense on its income statement over the period earned based on the fair value of the stock or options awarded on their grant date. The effective date for application of SFAS No. 123(R) for the Company is January 2006 with early adoption allowed. The Company will adopt SFAS No. 123(R) in January 2006. The application of SFAS No. 123(R) reporting requirements will have the effect of reducing 2006 net income by $163,000 for currently outstanding options.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47) issued in March 2005, clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. Retroactive application of interim financial information is permitted, but not required. The Company is evaluating the impact of this interpretation, but does not expect it to have a material effect on the Company’s consolidated net income, financial position or cash flows.

Segment Information

The Company’s businesses have been classified into six segments based on products and services and reach customers in all 50 states and international markets. The six segments are: electric, plastics, manufacturing, health services, food ingredient processing and other business operations.

Electric includes the production, transmission, distribution and sale of electric energy in Minnesota, North Dakota and South Dakota under the name Otter Tail Power Company. Electric utility operations have been the Company’s primary business since incorporation.

Plastics consist of businesses producing polyvinyl chloride (PVC) and polyethylene (PE) pipe in the Upper Midwest and Southwest regions of the United States.

Manufacturing consists of businesses in the following manufacturing activities: production of waterfront equipment, wind towers, frame-straightening equipment and accessories for the auto body shop industry, material and handling trays and horticultural containers, contract machining, and metal parts stamping and fabrication. These businesses are located primarily in the Upper Midwest and Missouri.

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

Food ingredient processing, established as a result of the acquisition of IPH in August 2004, consists of IPH, which owns and operates potato dehydration plants in Ririe, Idaho; Center, Colorado and Souris, Prince Edward Island, Canada, producing dehydrated potato products that are sold in the United States, Canada, Europe, the Middle East, the Pacific Rim and Central America.

Other business operations consists of businesses involved in residential, commercial and industrial electric contracting industries; fiber optic and electric distribution systems; waste-water, water and HVAC systems construction; transportation; energy services and natural gas marketing and the portion of corporate general and administrative expenses that are not allocated to other segments. These businesses operate primarily in the Central United States, except for the transportation company which operates in 48 states and six Canadian provinces.

The Company’s electric operations, including wholesale power sales, are operated as a division of Otter Tail Corporation, and the Company’s energy services and natural gas marketing operations are operated as a subsidiary of Otter Tail Corporation. Substantially all of the other businesses are owned by a wholly owned subsidiary of the Company.

The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital. Information on continuing operations for the business segments for three month periods ended March 31, 2005 and 2004 and total assets by business segment as of March 31, 2005 and December 31, 2004 is presented in the following tables.

Operating Revenue

	Three months ended
	March 31,
(in thousands)	2005	2004

Electric	$73,483	$72,855
Plastics	32,155	26,436
Manufacturing	57,234	43,884
Health services	27,798	25,676
Food ingredient processing	9,255	—
Other business operations	34,897	33,515
Intersegment eliminations	(984)	(713)

Total	$233,838	$201,653

Income (Loss) Before Income Taxes

	Three months ended
	March 31,
(in thousands)	2005	2004

Electric	$11,805	$15,147
Plastics	4,407	1,073
Manufacturing	1,635	427
Health services	1,349	203
Food ingredient processing	1,198	—
Other business operations	(3,755)	(5,101)

Total	$16,639	$11,749

Identifiable Assets

	March 31,	December 31,
(in thousands)	2005	2004

Electric	$622,231	$634,433
Plastics	79,121	67,574
Manufacturing	187,135	154,327
Health services	66,560	66,506
Food ingredient processing	94,510	92,392
Other business operations	93,047	91,506
Discontinued operations	25,415	27,410

Total	$1,168,019	$1,134,148

No single external customer accounts for 10% or more of the Company’s revenues. Substantially all of the Company’s long-lived assets are within the United States except for a food ingredient processing dehydration plant in Souris, Prince Edward Island, Canada. For the three months ended March 31, 2005, 98.0% of the Company’s consolidated revenue came from sales within the United States and 1.0% came from sales in Canada, with the remaining 1.0% coming from various foreign countries in Europe, the Middle East, the Pacific Rim and Asia. For the three months ended March 31, 2004, 93.2% of the Company’s consolidated revenue came from sales within the United States and 6.4% came from sales in Canada.

Discontinued Operations

As part of an ongoing evaluation of the prospects and growth opportunities of the Company’s business operations, the Company decided to sell its telecommunications company, Midwest Information Systems, Inc. (MIS), and St. George Steel Fabrication, Inc. (SGS), its structural steel fabricator located in St. George, Utah. The Company has entered into a definitive agreement to sell MIS to Arvig Enterprises, Inc., which is pending approval by regulatory agencies, and is in negotiations with an interested party to sell SGS. Discontinued operations includes the operating results of MIS and SGS and an estimated loss related to the anticipated sale of SGS based on the expected sales price and the costs of disposition. MIS and SGS meet requirements to be reported as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company expects to complete the sale of these businesses prior to the end of 2005.

The results of discontinued operations for the three months ended March 31, 2005 and 2004 are summarized as follows:

	Three months ended			Three months ended
	March 31, 2005			March 31, 2004
(in thousands)	MIS	SGS	Total	MIS	SGS	Total

Operating revenues	$2,044	$4,870	$6,914	$1,977	$2,955	$4,932
Impairment loss	—	(2,627)	(2,627)	—	—	—
Income/(loss) before income taxes	1,270	(3,011)	(1,741)	735	(651)	84
Income tax expense/(benefit)	508	(1,204)	(696)	295	(260)	35

The results of discontinued operations for the year ended December 31, 2004 are as follows:

(in thousands)	MIS	SGS	Total

Operating revenues	$8,739	$17,209	$25,948
Income/(loss) before income taxes	3,698	(932)	2,766
Income tax expense/(benefit)	1,483	(371)	1,112

At March 31, 2005 and December 31, 2004 the major components of assets and liabilities of the discontinued operations were as follows:

	March 31, 2005			December 31, 2004
(in thousands)	MIS	SGS	Total	MIS	SGS	Total

Current assets	$510	$7,669	$8,179	$275	$9,344	$9,619
Investments and other assets	2,171	—	2,171	2,270	—	2,270
Goodwill—net	5,925	—	5,925	5,925	—	5,925
Other intangibles—net	—	—	—	—	18	18
Net plant	7,990	1,150	9,140	7,960	1,618	9,578

Assets of discontinued operations	$16,596	$8,819	$25,415	$16,430	$10,980	$27,410

Current liabilities	$3,177	$863	$4,040	$2,920	$2,228	$5,148
Deferred credits	580	271	851	581	271	852
Long-term debt	1,430	—	1,430	1,710	—	1,710

Liabilities of discontinued operations	$5,187	$1,134	$6,321	$5,211	$2,499	$7,710

Common Shares and Earnings per Share

In January 2005, 175,000 common shares were issued as a result of the underwriters exercising a portion of their over-allotment option in connection with the Company’s December 2004 public offering. The proceeds to the Company of $24.50 per share were used to pay down debt borrowed to finance the acquisition of IPH. In addition, during the first quarter of 2005, the Company issued 10,448 common shares for stock options exercised and 602 common shares for director’s compensation. In the first quarter of 2005, the Company retired 252 common shares for tax withholding purposes related to restricted shares that vested and also retired 17,120 common shares related to the return to the Company of stock that was held in escrow for performance contingencies in a health services acquisition that were not achieved.

Basic earnings per common share are calculated by dividing earnings available for common shares by the average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. Stock options with exercise prices greater than the market price are excluded from the calculation of diluted earnings per common share.

Comprehensive Income

Comprehensive income for the three months ended March 31, 2005 includes $83,000 in foreign currency translation losses, net-of-tax, related to the Canadian operations of IPH, $22,000 in unrealized losses, net-of-tax, on investments in available-for-sale securities and net income of $10.0 million as compared to $8.3 million of net income for the three months ended March 31, 2004.

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

The following table indicates the amount of regulatory assets and liabilities recorded on the Company’s consolidated balance sheet:

	March 31,	December 31,
(in thousands)	2005	2004

Regulatory assets:
Deferred income taxes	$14,806	$14,526
Debt expenses and reacquisition premiums	3,315	3,424
Deferred conservation program costs	917	1,203
Plant acquisition costs	229	240
Deferred marked-to-market losses	178	331
Accrued cost-of-energy revenue	2,830	3,348
Accumulated ARO accretion/depreciation adjustment	139	114

Total regulatory assets	$22,414	$23,186

Regulatory liabilities:
Accumulated reserve for estimated removal costs	$50,201	$49,823
Deferred income taxes	6,543	6,727
Deferred marked-to-market gains	67	197
Gain on sale of division office building	160	162

Total regulatory liabilities	$56,971	$56,909

Net regulatory liability position	$34,557	$33,723

The regulatory assets and liabilities related to deferred income taxes are the result of the adoption of SFAS No. 109, Accounting for Income Taxes. Debt expenses and reacquisition premiums are being recovered from electric utility customers over the remaining original lives of the reacquired debt issues, the longest of which is 17.3 years. Deferred conservation program costs represent mandated conservation expenditures recoverable through retail electric rates over the next 1.5 years. Plant acquisition costs will be amortized over the next 5.2 years. Accrued cost-of-energy revenue included in accrued utility revenues will be recovered over the next nine months. All deferred marked-to-market gains and losses are related to forward purchases and sales of energy scheduled for delivery prior to June 2005. The accumulated reserve for estimated removal costs is reduced for actual removal costs incurred. The remaining regulatory assets and liabilities are being recovered from, or will be paid to, electric customers over the next 30 years.

If, for any reason, the Company’s regulated businesses cease to meet the criteria for application of SFAS No. 71 for all or part of their operations, the regulatory assets and liabilities that no longer meet such criteria would be removed from the consolidated balance sheet and included in the consolidated statement of income as an extraordinary expense or income item in the period in which the application of SFAS No. 71 ceases.

Pension Plan and Other Postretirement Benefits

     Pension Plan—Components of net periodic pension benefit cost of the Company’s noncontributory funded pension plan are as follows:

	Three months ended
	March 31,
(in thousands)	2005	2004

Service cost—benefit earned during the period	$1,034	$900
Interest cost on projected benefit obligation	2,448	2,350
Expected return on assets	(2,996)	(3,000)
Amortization of prior-service cost	241	225

Net periodic pension cost	$727	$475

Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three months ended
	March 31,
(in thousands)	2005	2004

Service cost—benefit earned during the period	$92	$205
Interest cost on projected benefit obligation	316	372
Amortization of prior-service cost	18	37
Recognized net actuarial loss	104	170

Net periodic pension cost	$530	$784

On January 31, 2005 the Board of Directors of the Company amended and restated the Otter Tail Corporation Executive Survivor and Supplemental Retirement Plan (the ESSRP). The amendments to the ESSRP provide for reduced future benefits effective January 1, 2005, which are expected to result in reduced expense to the Company.

Effective January 1, 2005 new participants in the ESSRP will accrue benefits under a new formula. The new formula is the same as the formula used under the Company’s qualified defined benefit pension plan but includes bonus in the computation of covered compensation and is not subject to statutory compensation and benefit limits. Individuals who became participants in the ESSRP before January 1, 2005 will receive the greater of the old formula or the new formula until December 31, 2010. On December 31, 2010, their benefit under the old formula will be frozen. After 2010, they will receive the greater of their frozen December 31, 2010 benefit or their benefit calculated under the new formula. The amendments to the ESSRP also provide for increased service credits for certain participants and eliminate certain distribution features.

Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance and life insurance benefits for retired electric utility and corporate employees are as follows:

	Three months ended
	March 31,
(in thousands)	2005	2004

Service cost—benefit earned during the period	$311	$288
Interest cost on projected benefit obligation	666	645
Amortization of transition obligation	187	189
Amortization of prior-service cost	(77)	(77)
Amortization of net actuarial loss	156	172
Effect of Medicare Part D expected subsidy	(201)	(189)

Net periodic postretirement benefit cost	$1,042	$1,028

Subsequent Events

On April 11, 2005 the Company’s Board of Directors granted 74,900 stock options to key employees and 17,700 shares of restricted stock to the directors and certain key employees under the 1999 Stock Incentive Plan (the Plan). The exercise price of the stock options is equal to the fair market value per share at the date of the grant. The options vest six months from the grant date and expire ten years after the date of the grant. As of March 31, 2005 a total of 1,498,029 vested and unvested options were outstanding and a total of 214,434 shares of restricted stock had been issued under the Plan. The Company currently accounts for the Plan under Accounting Principles Board Opinion No. 25.

On April 11, 2005 the Company’s Board of Directors approved performance award agreements under the Plan for the Company’s executive officers. Under these agreements, the officers could be awarded up to 75,150 common shares based on the Company’s stock performance relative to the stock performances of its peer group of companies in the Edison Electric Institute Index over a three year period ending on December 31, 2007. The number of shares earned, if any, would be issued at the end of the three year performance measurement period. The participants under this plan have no voting or dividend rights under these agreements until the shares are issued at the end of the performance measurement period.

On April 27, 2005 the Company renewed its line of credit with U.S. Bank National Association, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, and Bank Hapoalim B.M., and increased the amount available under the line from $70 million to $100 million. The renewed agreement expires on April 26, 2006. The terms of the renewed line of credit are essentially the same as those in place prior to the renewal. However, outstanding letters of credit issued by the Company can reduce the amount available for borrowing under the line by up to $20 million. Borrowings under the line of credit bear interest at LIBOR plus 0.6%, subject to adjustment based on the ratings of the Company’s senior unsecured debt. This line is an unsecured revolving credit facility available to support borrowings of the Company’s nonelectric operations. The Company anticipates that the electric utility’s cash requirements through April 2006 will be provided for by cash flows from electric utility operations. The Company’s obligations under this line of credit are guaranteed by a 100%-owned subsidiary that owns substantially all of the Company’s nonelectric companies. As of March 31, 2005, $55.8 million of the $70 million line of credit in place at that date was in use.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2005 and 2004

Consolidated operating revenues were $233.8 million for the three months ended March 31, 2005 compared with $201.7 million for the three months ended March 31, 2004. Operating income was $21.0 million for the three months ended March 31, 2005 compared with $16.1 million for the three months ended March 31, 2004. The Company recorded diluted earnings per share from continuing operations of $0.37 for the three months ended March 31, 2005 compared to $0.31 for the three months ended March 31, 2004 and total diluted earnings per share from continuing and discontinued operations of $0.33 for the three months ended March 31, 2005 compared to $0.31 for the three months ended March 31, 2004.

Bolstered by growth in the nonelectric segments, consolidated earnings grew by $1.7 million over the first quarter of 2004. Despite a decline in earnings from the electric segment, electric results were in line with our previously stated outlook for 2005, which anticipated a reduction in wholesale electric margins primarily because of uncertainty in wholesale electric markets with the introduction of the Midwest Independent Transmission System Operator (MISO) market initiatives. Our nonelectric business segments, in aggregate, produced a $5.0 million increase in net income from continuing operations in the first quarter of 2005 compared to the first quarter of 2004. These results were led by a record first quarter performance for our plastics segment and an increase in net income in our manufacturing operations. We also had improvement in our health services segment. Net income included $0.7 million from a new segment, food ingredient processing, which was created as a result of the acquisition of IPH in August 2004.

Following is a more detailed analysis of our operating results by business segment for the quarters ended March 31, 2005 and 2004, followed by our outlook for the remainder of 2005 and a discussion of changes in our financial position during the quarter ended March 31, 2005.

Amounts presented in the segment tables below for the three month periods ended March 31, 2005 and 2004 for operating revenues, cost of goods sold and nonelectric segment operating expenses will not agree with amounts presented in the consolidated statements of income for those periods due to the elimination of intersegment transactions. The total intersegment eliminations include: $984,000 in operating revenues, $511,000 in cost of goods sold and $473,000 in other nonelectric expenses for the three months ended March 31, 2005; and $713,000 in operating revenues, $60,000 in cost of goods sold and $653,000 in other nonelectric expenses for the three months ended March 31, 2004.

Electric

	Three months ended
	March 31,			%
(in thousands)	2005	2004	Change	Change

Retail sales revenues	$63,315	$63,128	$187	0.3
Wholesale revenues	4,917	4,611	306	6.6
Net marked-to-market gains	104	1,612	(1,508)	(93.5)
Other revenues	5,147	3,504	1,643	46.9

Total operating revenues	$73,483	$72,855	$628	0.9
Production fuel	15,177	14,597	580	4.0
Purchased power – retail use	11,538	10,922	616	5.6
Other operation and maintenance expenses	23,918	21,277	2,641	12.4
Depreciation and amortization	6,100	5,936	164	2.8
Property taxes	2,673	2,489	184	7.4

Operating income	$14,077	$17,634	$(3,557)	(20.2)

The increase in retail electric revenue resulted from a 1.3% increase in retail megawatt-hours (mwh) sold between the periods partially offset by a 1.0% decrease in revenue per mwh sold. Increased sales reflect minor increases in consumption in the range of 1% to 2% among all major classes of customers, residential, commercial and industrial. Weather was not a discernable factor in the increase in sales.

Wholesale mwh sales from company-owned generation decreased 15.1% in the three months ended March 31, 2005, compared to the three months ended March 31, 2004 while the revenue per mwh sold increased 18.6%, resulting in an increase in revenue from sales of company-owned generation of $28,000 between the periods. The increase in prices for company-owned generation resold is commensurate with general increases in fuel and purchased power costs across the Mid-Continent Area Power Pool (MAPP) region between the periods. The increased prices are partially due to a decrease in available electricity from hydro-generation in the region due to lower water levels in Upper-Missouri River reservoirs resulting from a prolonged drought in the Upper-Missouri River basin. Net margins on purchased power resold increased $0.3 million despite a 58.5% decrease in mwhs resold. This decrease was offset by a 290% increase in the net margin per mwh of purchased power resold. Margins on purchased power resold at market prices in the first quarter of 2005 were $1.46 per mwh compared with $0.37 per mwh in the first quarter of 2004 as a result of a 9.3% increase in the market price per mwh sold offset by a 6.8% increase in the market cost per mwh purchased for resale between the periods.

The decrease in net marked-to-market gains on forward purchases and sales of electricity is directly related to a decline in activity in forward energy markets in the MAPP region due to uncertainty related to the implementation of the MISO electric market initiatives in April 2005. As of March 31, 2005, the electric utility had forward contracts for the purchase and sale of electricity subject to mark-to-market accounting and not subject to deferred regulatory treatment totaling 92,300 mwh and extending out only to May 2005, compared to open contracts totaling 866,050 mwh extending out to December 2004 as of March 31, 2004. MISO electric market initiatives are designed to facilitate open access to electric transmission facilities and generation sources and transparency in pricing for buyers and sellers of electricity in the geographical region under MISO control.

The increase in other electric operating revenues for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 includes $1.4 million in increased revenue from contracted construction services mainly related to two transmission line projects done for another regional utility in the first quarter of 2005 and $0.3 million in increased transmission services related revenue.

Fuel costs increased 4.0% for the three months ended March 31, 2005 compared with the three months ended March 31, 2004 despite a 2.5% decrease in mwhs generated as a result of a 6.6% increase in the cost of fuel per mwh generated. Generation used for wholesale electric sales decreased 15.1% while generation for retail sales was essentially unchanged between the periods. Fuel costs at all three of our coal-fired generating plants increased as a result of increases in coal and coal transportation costs between the periods. Approximately 90% of the fuel cost increases associated with generation to serve retail electric customers is subject to recovery through the fuel cost recovery component of retail rates.

Purchased power expense for energy purchased for system use (sale to retail customers) increased 5.6%. This increase is due to an 11.9% increase in the cost per mwh purchased, offset by a 5.6% decrease in mwhs purchased for system use. The increase in purchased power costs reflects a general increase in fuel and purchased power costs across the MAPP region related to increased coal mining and transportation costs mainly as a result of higher fuel prices. A decrease in hydro-generation in the region as a result of low water levels in Upper-Missouri River reservoirs is also a contributing factor to the increase in purchased power costs between the periods.

The increase in other operation and maintenance expenses for the three months ended March 31, 2005 compared with the three months ended March 31, 2004 reflects $1.8 million in increased labor expenses due to an increase in employee benefit costs, general wage and salary increases averaging approximately 3.7% and a decrease in labor costs capitalized on self-constructed assets between the periods. Labor and other costs charged to construction services provided to other utilities increased $0.8 million between the periods. Expenditures for external services related to our Big Stone Plant unit II feasibility study, tree-trimming and coal transportation rail-rate litigation increased $0.4 million between the periods. The increase in property taxes between the periods is a result of increases in property tax rates and property values subject to taxation.

Plastics

	Three months ended
	March 31,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$32,155	$26,436	$5,719	21.6
Cost of goods sold	25,417	23,312	2,105	9.0
Operating expenses	1,509	1,266	243	19.2
Depreciation and amortization	591	569	22	3.9

Operating income	$4,638	$1,289	$3,349	259.8

Although pounds of PVC pipe sold decreased by 16.0% for the three months ended March 31, 2005 compared with the three months ended March 31, 2004, operating revenues for the plastics segment increased 21.6% between the periods mainly as result of a 41.9% increase in the price per pound of PVC pipe sold. The increase in PVC pipe prices is related to an increase in PVC resin prices. The resin cost per pound of PVC pipe shipped increased 28.3% for the three months ended March 31, 2005 compared with the three months ended March 31, 2004 and was the main contributing factor to the $2.1 million increase in cost of goods sold. The increase in operating expenses is mainly due to increases in employee benefit costs. The increase in depreciation and amortization expense is due to 2004 plant additions.

In the first quarter of 2005, 98% of resin purchased was from two vendors; 49% from one and 49% from the other. In the first quarter of 2004, 100% of resin purchased was from the same two vendors; 58% from one and 42% from the other. We believe relationships with our key raw material vendors are good. However, the loss of a key supplier or any interruption or delay in the supply of PVC resin could have a significant impact on the plastics segment.

Manufacturing

	Three months ended
	March 31,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$57,234	$43,884	$13,350	30.4
Cost of goods sold	46,553	35,731	10,822	30.3
Operating expenses	5,920	5,207	713	13.7
Depreciation and amortization	2,255	1,972	283	14.3

Operating income	$2,506	$974	$1,532	157.3

Revenue increases at the manufacturing companies are due to a combination of factors including increased unit sales, increased sales of higher-priced products and higher prices related to material cost increases. Revenues at BTD Manufacturing, Inc. (BTD), our metal parts stamping and fabrication company, increased $6.5 million between the quarters as a result of a 27.7% increase in unit sales combined with a 20.7% increase in revenue per unit sold. Revenues at DMI Industries, Inc. (DMI), our manufacturer of wind towers, increased $4.1 million in the first quarter of 2005 compared with the first quarter of 2004 due to an increase in production and sales of wind towers mainly as a result of legislative action in the fall of 2004 extending production tax credits for investments in wind generation through 2005. The revenue increase for DMI also reflects continued improvements in productivity and plant utilization in 2005. Revenues at ShoreMaster, our waterfront equipment manufacturer, increased $2.3 million (21.0%) in the first quarter of 2005 compared to the first quarter of 2004 as a result of increased production mainly in the area of large marina projects. Revenues at T.O. Plastics, our manufacturer of thermoformed plastic and horticultural products, increased $0.7 million (8.1%) between the quarters despite a

25.0% decrease in unit sales. An increase in sales of higher-priced products at T.O Plastics offset a large reduction in unit sales of a lower-priced product that resulted from a customer moving to another supplier for that product. Revenues at Chassis Liner, our manufacturer of auto and truck frame-straightening equipment, decreased $0.4 million between the quarters as a result of a decrease in unit sales.

Cost of goods sold at BTD increased $5.6 million as a result of higher raw material and labor costs mainly related to increased production. DMI cost of goods sold increased $3.4 million between the quarters as a result of increased production and higher raw material costs, especially for steel. ShoreMaster’s $2.3 million increase in revenue was mostly offset by a $2.1 million increase in costs of goods sold mainly related to increases in material costs. Chassis Liner’s cost of goods sold decreased $0.4 million, commensurate with its decrease in revenues. The decrease in revenues and costs at Chassis Liner is reflective of decreased sales activity.

BTD operating expenses increased $0.4 million mainly due to increases in advertising, promotional, sales commissions, salaries and technology expenditures. BTD depreciation expense increased $0.1 million between the quarters as a result of 2004 equipment additions that increased BTD’s production capacity. DMI operating expenses increased $0.2 million mainly due to increases in payroll and outside service expenses. ShoreMaster’s operating and depreciation expenses increased $0.2 million between the quarters. T.O. Plastics revenue increase was partially offset by a $0.2 million increase in operating and depreciation expenses. The increase in operating expenses at T.O. Plastics was mainly due to an increase in employee benefit costs.

Health Services

	Three months ended
	March 31,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$27,798	$25,676	$2,122	8.3
Cost of goods sold	20,292	19,397	895	4.6
Operating expenses	4,913	4,464	449	10.1
Depreciation and amortization	1,067	1,391	(324)	(23.3)

Operating income	$1,526	$424	$1,102	259.9

The increase in health services operating revenues for the three months ended March 31, 2005 compared with the three months ended March 31, 2004 reflects a $2.9 million increase in imaging revenues offset by a $0.8 million decrease in revenues from the sale and servicing of diagnostic imaging equipment. On the imaging side of the business, $2.0 million of the $2.9 million increase in revenue came from rentals and interim installations of scanning equipment along with providing technical support services for those rental and interim installations. The number of scans performed in the first quarter of 2005 compared with the first quarter of 2004 increased by 7.9%, while the fee per scan increased by 1.2%. The increase in health services revenue was partially offset by increases in cost of goods sold and operating expenses of $1.3 million to support the increases in imaging services activity. The increase in cost of goods sold is mainly related to increased equipment rental costs and increased labor costs. The increase in operating expenses is mainly due to increased payroll costs and a $0.2 million increase in bad debt expenses between the quarters. The decrease in depreciation and amortization expense is the result of certain assets reaching the ends of their depreciable lives. When these assets are replaced, they are generally replaced with assets leased under operating leases. The decrease in revenue from sales and servicing of equipment was not offset by a comparable decrease in costs and operating expenses in these operations, resulting in a $0.6 million decrease in operating income from sales of supplies and sales and servicing of diagnostic medical equipment.

Food Ingredient Processing

Three months ended
(in thousands)	March 31, 2005

Operating revenues	$9,255
Cost of goods sold	6,685
Operating expenses	543
Depreciation and amortization	825

Operating income	$1,202

The food ingredient processing segment has been established as a result of the acquisition of IPH in August 2004. See management’s outlook for this segment in the 2005 Outlook section that follows management’s discussion of the results of operations.

Other Business Operations

	Three months ended
	March 31,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$34,897	$33,515	$1,382	4.1
Cost of goods sold	26,392	26,213	179	0.7
Operating expenses	10,827	10,780	47	0.4
Depreciation and amortization	597	715	(118)	(16.5)

Operating loss	$(2,919)	$(4,193)	$1,274	(30.4)

Revenues at Otter Tail Energy Services Co. (OTESCO), our natural gas marketing company, increased $3.7 million in the three months ended March 31, 2005 compared with the three months ended March 31, 2004. The increase in OTESCO revenues is directly related to increases in natural gas prices between the periods and was more than offset by a $3.8 million increase in natural gas costs. Revenues at E.W. Wylie Corporation (Wylie), our flatbed trucking company, increased $1.1 million between the quarters mainly due to a 14.5% increase in miles driven by company-operated trucks. Wylie’s increased revenues also reflect increased fuel costs recovered through fuel surcharges between the quarters. Revenues at Midwest Construction Services, Inc. (MCS), our electrical design and construction services company, increased $0.8 million (19.4%) between the quarters as a result of an increase in work in progress, which was partially offset by a $0.4 million increase in construction labor and material costs between the quarters. Revenues at Foley Company, a mechanical and prime contractor on industrial projects, decreased $4.1 million in the first quarter of 2005 compared to the first quarter of 2004 due to a decrease in jobs in progress. The decrease in Foley’s revenues was entirely offset by a $4.1 million decrease in material and subcontractor costs between the periods.

Wylie’s increased revenue was partially offset by a $0.8 million increase in operating expenses mainly related to higher fuel prices and increased fuel usage and labor costs related to the increase in miles driven between the periods. Wylie’s depreciation and amortization expenses decreased by $0.1 million between the quarters as a result of leasing rather than buying new fleet trucks in 2004. Wylie’s increase in miles driven resulted in a $0.4 million increase in operating income in the first quarter of 2005 compared to the first quarter of 2004.
Reductions in unallocated corporate overheads related to reduced benefit costs and reductions in insurance costs provided $0.4 million of the $1.3 million operating loss reduction in the other business operations segment in the first quarter of 2005 compared with the first quarter of 2004.

Interest Charges and Income Taxes – Continuing Operations

The $195,000 (4.4%) increase in interest charges in the three months ended March 31, 2005 compared with the three months ended March 31, 2004 is due to increased interest rates on short-term debt and an increase in the average level of short-term debt outstanding between the periods.

The $2.1 million (58.9%) increase in income taxes — continuing operations between the quarters is primarily the result of a $4.9 million (41.6%) increase in income from continuing operations before income taxes for the three months ended March 31, 2005 compared with the three months ended March 31, 2004. The effective tax rate for continuing operations for the three months ended March 31, 2005 was 33.8% compared to 30.1% for the three months ended March 31, 2004. The increase in the effective tax rate is primarily due to the increase in net income before tax between the quarters.

Discontinued Operations

Discontinued operations includes the operating results of MIS, our telecommunications company located in Parkers Prairie, Minnesota, and SGS, our structural steel fabricator located in St. George, Utah. We have entered into a definitive agreement to sell MIS to Arvig Enterprises, Inc., which is pending approval by regulatory agencies, and we are in negotiations with an interested party to sell SGS. Discontinued operations consists of two components: net income on earnings from discontinued operations of $0.5 million for the first quarter of 2005 compared with net income of $49,000 for the first quarter of 2004 and a provision for an expected $1.6 million after-tax loss on the sale of SGS based on the expected sales price and the costs of disposition.

2005 OUTLOOK

The statements in this section are based on our current outlook for 2005 and are subject to risks and uncertainties described under “Forward Looking Information – Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.”

We expect 2005 earnings to be in the range of $1.50 to $1.70 of diluted earnings per share from continuing operations. Total earnings, which include expected earnings, gains and losses from discontinued operations, are expected to be in the range of $1.80 to $2.00 of diluted earnings per share.

Contributing to the earnings guidance for 2005 are the following items:

•	We expect solid performance in the electric segment in 2005 although net income is anticipated to be lower than 2004 levels. This is primarily because of uncertainty in the wholesale electric markets due to the implementation of MISO electric markets on April 1, 2005 and anticipated increases in transmission service costs. Regulated returns in 2005 for the electric segment are expected to be consistent with authorized levels.

•	We expect the plastics segment will perform well in 2005 due to continuing strong demand in the southwestern region of the United States and sustained high PVC resin prices. 2005 net income for this segment is expected to be similar to 2004 net income levels.

•	The improving economy, continued enhancements in productivity and capacity utilization, and the extension of the production tax credit are expected to result in increased net income in our manufacturing segment.

•	The health services segment is expected to grow net income in 2005 as it continues to realize earnings improvement from its imaging business.

•	We expect our food ingredient processing business to generate net income in the range of $2.9 million to $3.8 million for the year ending December 31, 2005. The drop in expected earnings from original guidance is due to projected reduction in sales volumes over original expectations as the potato industry is experiencing unusual and unfavorable conditions in potato inventories. Energy costs are also expected to be higher than initially anticipated.

•	The other business operations segment is expected to show improved results over 2004 due to the improving economy. The extension of the production tax credit is expected to have a positive impact on our electrical contracting business.

•	Our outlook reflects the impact of not applying the reporting requirements of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, until the required adoption date for the Company of January 1, 2006. Contributing to overall earnings guidance for 2005 is an anticipated gain on the sale of MIS and the recorded loss related to the anticipated sale of SGS.

FINANCIAL POSITION

For the period 2005 through 2009, we estimate that funds internally generated net of forecasted dividend payments will be sufficient to meet scheduled debt retirements, to repay currently outstanding short-term debt and to provide for our estimated consolidated capital expenditures, which currently do not include the proposed generating unit at the Big Stone Plant site. Reduced demand for electricity, reductions in wholesale sales of electricity or margins on wholesale sales, or declines in the number of products manufactured and sold by our companies could have an effect on funds internally generated. Additional equity or debt financing will be required in the period 2005 through 2009 in the event the we decide to refund or retire early any of our presently outstanding debt or cumulative preferred shares, to complete acquisitions, to fund the construction of a new generating unit at the Big Stone Plant site if we decide to move forward with the project or for other corporate purposes. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financing or otherwise, or that if such financing is available, it will be available on terms acceptable to us. If adequate funds are not available on acceptable terms, our business, results of operations, and financial condition could be adversely affected.

In January 2005, we issued 175,000 common shares as a result of the underwriters exercising a portion of their over-allotment option in connection with our December 2004 public offering. Proceeds from the January 2005 issuance of $4.3 million were used to pay down debt borrowed to finance the acquisition of IPH. The common stock was issued under a universal shelf registration statement filed with the Securities and Exchange Commission that gives us the ability to issue up to an additional $256 million of common stock, preferred stock, debt and certain other securities from time to time. During the first quarter of 2005, we also issued 10,448 common shares for stock options exercised.

On April 27, 2005 we renewed our line of credit with U.S. Bank National Association, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, and Bank Hapoalim B.M., and increased the amount available under the line from $70 million to $100 million. The renewed agreement expires on April 26, 2006. The terms of the renewed line of credit are essentially the same as those in place prior to the renewal. However, outstanding letters of credit issued by the Company can reduce the amount available for borrowing under the line by up to $20 million. Borrowings under the line of credit bear interest at LIBOR plus 0.6%, subject to adjustment based on the ratings of our senior unsecured debt. This line is an unsecured revolving credit facility available to support borrowings of our nonelectric operations. We anticipate that the electric utility’s cash requirements through April 2006 will be provided for by cash flows from electric utility operations. Our obligations under this line of credit are guaranteed by our 100%-owned subsidiary that owns substantially all of our nonelectric companies. As of March 31, 2005, $55.8 million of the $70 million line of credit in place at that date was in use.

Our line of credit, $90 million 6.63% senior notes, and Lombard US Equipment Finance note contain the following covenants: a debt-to-total capitalization ratio not in excess of 60% and an interest and dividend coverage ratio of at least 1.5 to 1. The 6.63% senior notes also require that priority debt not be in excess of 20% of total capitalization. We were in compliance with all of the covenants under these financing agreements as of March 31, 2005.

Our obligations under the 6.63% senior notes are guaranteed by our 100%-owned subsidiary that owns substantially all of our nonelectric companies. Our Grant County and Mercer County pollution control refunding revenue bonds require that we grant to Ambac Assurance Corporation, under a financial guaranty insurance policy relating to the bonds, a security interest in the assets of the electric utility if the rating on our senior unsecured debt is downgraded to Baa2 or below (Moody’s) or BBB or below (Standard & Poor’s).

Our current securities ratings are:

Moody's
	Investors	Standard
	Service	& Poor's
Senior unsecured debt	A2	BBB+
Preferred stock	Baa1	BBB-
Outlook	Negative	Negative

Our disclosure of these securities ratings is not a recommendation to buy, sell or hold our securities. Downgrades in these securities ratings could adversely affect our company. Further downgrades could increase borrowing costs resulting in possible reductions to net income in future periods and increase the risk of default on our debt obligations.

Cash provided by operating activities from continuing operations increased $6.0 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, reflecting a $3.7 million increase in net income and depreciation expense from continuing operations, a $2.0 million decrease in changes in working capital, a $1.0 million decrease in discretionary pension contributions and a $0.8 million decrease in cash used for noncurrent liabilities and deferred credits, offset by a $1.5 million net increase in cash used for deferred taxes and other deferred debits between the periods. The $6.0 million increase in cash provided by continuing operations was partially offset by a $1.7 million reduction in cash provided by discontinued operations between the quarters resulting in an increase in net cash provided by continuing and discontinued operations of $4.3 million.

A major use of operating cash in the first quarter of 2005 related to a $24 million increase in inventory during the quarter, exclusive of inventory from business acquisitions. Inventories increased $17.0 million among the manufacturing companies, $4.1 million in the plastics segment and $2.0 million in the food ingredient processing segment. The increase is due to typical increases in inventories during this time of year and also due to an increase in backlog at DMI which caused more steel to be ordered to support production of wind tower orders. The $4.5 million increase in interest and income taxes payable from December 31, 2004 to March 31, 2005 is related to the timing of interest and income tax payments and is normal for our company in the first quarter of the year. The magnitude of the increase compared to the increase in interest and income taxes payable in the first quarter of 2004 is related to the impact of the $4.9 million increase in income before income taxes on income taxes payable between the periods.

Net cash used in investing activities was $18.6 million for the three months ended March 31, 2005 compared to $6.2 million for the three months ended March 31, 2004. Capital expenditures increased by $4.6 million between the periods. Capital expenditures in the manufacturing segment increased by $3.8 million between the periods and capital expenditures at IPH were $1.0 million in the first quarter of 2005 related to the installation of additional production capacity. BTD had an increase in capital expenditures of $2.6 million in the first quarter of 2005 compared to the first quarter of 2004 related to the purchase and installation of additional fabrication equipment in

2005. An increase in capital expenditures of $1.3 million at DMI in the first quarter of 2005 compared to the first quarter of 2004 was mainly related to the purchase of production equipment and warehouse improvements in the first quarter of 2005. We invested $6.4 million in cash, net of cash acquired, in the acquisitions of Performance Tool and Shoreline.

Net cash provided by financing activities from continuing and discontinued operations increased $15.6 million in the three months ended March 31, 2005 compared with the three months ended March 31, 2004 mainly due to a $15.2 million increase in short-term borrowings and checks issued in excess of cash between the quarters. An increase of $1.3 million in proceeds from the issuance of common stock related to the partial exercise of the underwriters’ over-allotment option in January 2005 was mostly offset by a $1.1 million increase in common dividends paid between the periods as a result of the issuance of over 3.2 million common shares since March 31, 2004 combined with a half-cent increase in the dividend paid per common share in the first quarter of 2005 compared with the first quarter of 2004.

There have been no material changes in our contractual obligations from those reported under the caption “Capital Requirements” on page 24 of our 2004 Annual Report to Shareholders. We do not have any off-balance-sheet arrangements or any relationships with unconsolidated entities or financial partnerships.

Critical Accounting Policies Involving Significant Estimates

The discussion and analysis of the consolidated financial statements and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self-insurance programs, valuation of forward energy contracts, unbilled electric revenues, unscheduled power exchanges, service contract maintenance costs, percentage-of-completion and actuarially determined benefits costs. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the Audit Committee of the Board of Directors.

Goodwill Impairment

The Company currently has $1.0 million of goodwill recorded on its balance sheet related to OTESCO, its energy services subsidiary that markets natural gas to approximately 160 retail customers. An evaluation of projected cash flows from this operation in December 2004 indicated that the related goodwill was not impaired. However, actual and projected cash flows from this operation are subject to fluctuations due to low profit margins on natural gas sales combined with high volatility of natural gas prices. Reductions in profit margins or the volume of natural gas sales could result in an impairment of all or a portion of its related goodwill. The Company will continue to evaluate this reporting unit for impairment on an annual basis and as conditions warrant.

We currently have $6.7 million of goodwill recorded on our balance sheet related to the acquisition of Wylie. Highly competitive pricing in the trucking industry in recent years had resulted in decreased operating margins and lower returns on invested capital for Wylie. Wylie’s performance improved in 2004 and current projections are for operating margins to increase from current levels over the next three to five years as demand for shipping continues to increase relative to available shipping capacity and additional revenues are generated from added terminal locations and increased brokerage activity. If current trends reverse and operating margins do not increase according to our projections, the reductions in anticipated cash flows from transportation operations may indicate that the fair value of Wylie is less than its book value resulting in an impairment of goodwill and a corresponding charge against earnings. At December 31, 2004, assessment of Wylie indicated that its goodwill was not impaired. We will continue to evaluate this reporting unit for impairment on an annual basis and as conditions warrant.

A discussion of critical accounting policies is included under the caption “Critical Accounting Policies Involving Significant Estimates” on pages 29 through 31 of our 2004 Annual Report to Shareholders. There were no material changes in critical accounting policies or estimates during the quarter ended March 31, 2005.

Forward Looking Information — Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the Act), we have filed cautionary statements identifying important factors that could cause our actual results to differ materially from those discussed in forward-looking statements made by or on behalf of the Company. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases and in oral statements, words such as “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “believes” or similar expressions are intended to identify forward-looking statements within the meaning of the Act and are included, along with this statement, for purposes of complying with the safe harbor provision of the Act.

The following factors, among others, could cause actual results for the Company to differ materially from those discussed in the forward-looking statements:

•	We are subject to government regulations and actions that may have a negative impact on our business and results of operations.

•	Weather conditions can adversely affect our operations and revenues.

•	Federal and state environmental regulation could cause us to incur substantial capital expenditures which could result in increased operating costs.

•	Our plans to grow and diversify through acquisitions may not be successful and could result in poor financial performance.

•	Competition is a factor in all of our businesses.

•	Economic uncertainty could have a negative impact on our future revenues and earnings.

•	Volatile financial markets could restrict our ability to access capital and could increase borrowing costs and pension plan expenses.

•	Our food ingredient processing business is dependent on adequate sources of raw materials for processing. Should the supply of these raw materials be affected by poor growing conditions, this could negatively impact the results of operations of this business. This business could also be impacted by foreign currency changes between Canadian and United States currency and prices of natural gas.

•	Our plastics segment is highly dependent on a limited number of vendors for PVC resin. The loss of a key vendor or an interruption or delay in the supply of PVC resin could result in reduced sales or increased costs for this segment.

•	Our health services businesses may not be able to retain or comply with the dealership arrangement and other agreements with Philips Medical.

For a further discussion of other risk factors and cautionary statements, refer to “Risk Factors and Cautionary Statements That May Affect Future Results” and “Critical Accounting Policies Involving Significant Estimates” on pages 25 through 31 of our 2004 Annual Report to Shareholders. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2005 we had limited exposure to market risk associated with interest rates and commodity prices and limited exposure to market risk associated with changes in foreign currency exchange rates. Outstanding trade accounts receivable of the Canadian operations of IPH are not at risk of valuation change due to changes in foreign currency exchange rates because the Canadian company transacts all sales in U.S. dollars. However, IPH does have market risk related to changes in foreign currency exchange rates because approximately 25% of IPH sales are outside the United States.

The majority of our consolidated long-term debt has fixed interest rates. The interest rate on variable rate long-term debt is reset on a periodic basis reflecting current market conditions. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt. As of March 31, 2005, we had $23.8 million of long-term debt subject to variable interest rates excluding $2.55 million in long-term debt included in liabilities of discontinued operations on our March 31, 2005 consolidated balance sheet. Assuming no change in our financial structure, if variable interest rates were to average one percentage point higher or lower than the average variable rate on March 31, 2005, interest expense and pretax earnings would change by approximately $238,000 on an annualized basis.

We have not used interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. We maintain a ratio of fixed-rate debt to total debt within a certain range. It is our policy to enter into interest rate transactions and other financial instruments only to the extent considered necessary to meet our stated objectives. We do not enter into interest rate transactions for speculative or trading purposes.

The plastics companies are exposed to market risk related to changes in commodity prices for PVC resins, the raw material used to manufacture PVC pipe. The PVC pipe industry is highly sensitive to commodity raw material pricing volatility. Historically, when resin prices are rising or stable, margins and sales volumes have been higher and when resin prices are falling, sales volumes and margins have been lower. Gross margins also decline when the supply of PVC pipe increases faster than demand. Due to the commodity nature of PVC resin and the dynamic supply and demand factors worldwide, it is very difficult to predict gross margin percentages or to assume that historical trends will continue.

Our energy services subsidiary markets natural gas to approximately 160 retail customers. Some of these customers are served under fixed-price contracts. There is price risk associated with a limited number of these fixed-price contracts since the corresponding cost of natural gas is not immediately locked in. However, any price risk associated with these contracts is within the acceptable risk parameters established in our risk management policy. We do not consider this price risk to be material. These contracts call for the physical delivery of natural gas and are considered executory contracts for accounting purposes. Current accounting guidance requires losses on firmly committed executory contracts to be recognized when realized.

Our energy services subsidiary has entered into over-the-counter natural gas forward swap transactions that qualify as derivatives subject to mark-to-market accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Although our energy services subsidiary manages its risk by balancing its position in these transactions relative to its market position in the contracts entered into for physical delivery, these swap transactions do not qualify for the normal purchases and sales exception nor do they qualify for hedge accounting treatment under SFAS No. 133. These contracts are held for trading purposes with both realized and unrealized net gains and losses reflected in revenue on our consolidated statement of income for the three months ended March 31, 2005 in accordance with the guidance provided in EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.

The following table shows the effect of marking-to-market our energy services subsidiary’s forward natural gas swap transactions on our consolidated balance sheet as of March 31, 2005 and the change in our consolidated balance sheet position from December 31, 2004 to March 31, 2005:

(in thousands)	March 31, 2005

Current asset – marked-to-market gain	$4,117
Current liability – marked-to-market loss	(4,061)

Net fair value of marked-to-market gas contracts	$56

Year-to-date
(in thousands)	March 31, 2005

Fair value at beginning of year	$134
Amount realized on contracts entered into in 2004 and settled in 2005	(8)
Changes in fair value of contracts entered into in 2004	(55)

Net fair value of contracts entered into in 2004 at end of period	71
Changes in fair value of contracts entered into in 2005	(15)

Net fair value end of period	$56

The $56,000 in recognized but unrealized net gain on these forward natural gas swap transactions marked-to-market on March 31, 2005 is expected to be realized on settlement as scheduled over the following quarters in the amounts listed:

	2nd Quarter	3rd Quarter	4th Quarter
(in thousands)	2005	2005	2005	Total

Net gain	($33)	$67	$22	$56

We have minimal credit risk associated with the nonperformance or nonpayment by counterparties to these forward gas swap transactions as we have only one major counterparty to these transactions and this counterparty has a high investment grade credit rating.

The electric utility has market, price and credit risk associated with forward contracts for the purchase and sale of electricity. As of March 31, 2005 the electric utility had recognized, on a pretax basis, $106,000 in net unrealized gains on open forward contracts for the purchase and sale of electricity. Due to the nature of electricity and the physical aspects of the electricity transmission system, unanticipated events affecting the transmission grid can result in transmission constraints and the cancellation of scheduled transactions by the independent transmission system operator. In these situations, the counterparties to the cancelled transaction are generally not made whole for the difference in the contract price and the market price of the electricity at the time of cancellation. In some instances the electric utility may deliver on a sale where its offsetting purchase has been cancelled or is undeliverable, or take delivery on a purchase where its offsetting sale has been cancelled or is undeliverable. All forward energy transactions are subject to a small, and likely unquantifiable, risk of cancellation by the independent transmission system operator due to unanticipated physical constraints on the transmission system. At the time of cancellation, the electric utility could be in a gain or loss position depending on the market price of electricity relative to the contract price and the electric utility’s position in the transaction.

The market prices used to value the electric utility’s forward contracts for the purchases and sales of electricity are determined by survey of counterparties by the electric utility’s power services’ personnel responsible for contract pricing. Of the forward energy contracts that are marked-to-market as of March 31, 2005, 64% of the forward purchases of electricity had offsetting sales in terms of volumes and delivery periods. The amount of unrealized marked-to-market gains recognized on forward purchases of electricity that were not offset by forward sales of electricity was $87,000.

We have in place an energy risk management policy with a goal to manage, through the use of defined risk management practices, price risk and credit risk associated with wholesale power purchases and sales. These policies require that most forward sales of electricity in wholesale markets be covered by offsetting forward purchases of electricity with matching terms and delivery dates or by the portion of company-owned generation projected to be in excess of retail load requirements. Currently, a portion of marked-to-market gains or losses on a sales contract will be offset by a marked-to-market loss or gain on the offsetting purchase contract.

Our energy risk management policy allows for open long positions with limitations on the aggregate marked-to-market value of open positions. These positions are closely monitored and covered with offsetting sales when the risk of loss exceeds predefined limits. The exposure to price risk of these open positions as of March 31, 2005 was not material.

The following tables show the effect of marking-to-market forward contracts for the purchase and sale of electricity on our consolidated balance sheet as of March 31, 2005 and the change in our consolidated balance sheet position from December 31, 2004 to March 31, 2005:

(in thousands)	March 31, 2005

Current asset – marked-to-market gain	$240
Regulatory asset – deferred marked-to-market loss	178

Total assets	418

Current liability – marked-to-market loss	(245)
Regulatory liability – deferred marked-to-market gain	(67)

Total liabilities	(312)

Net fair value of marked-to-market energy contracts	$106

Year-to-date
(in thousands)	March 31, 2005

Fair value at beginning of year	$301
Amount realized on contracts entered into in 2004 and settled in 2005	(259)
Changes in fair value of contracts entered into in 2004	44

Net fair value of contracts entered into in 2004 at end of period	86
Changes in fair value of contracts entered into in 2005	20

Net fair value end of period	$106

The $106,000 in recognized but unrealized net gains on the forward energy purchases and sales marked-to-market on March 31, 2005 is expected to be realized on physical settlement as scheduled over the following quarter in the amount listed:

	2nd Quarter
(in thousands)	2005	Total

Net gain	$106	$106

We have credit risk associated with the nonperformance or nonpayment by counterparties to our forward energy purchases and sales agreements. We have established guidelines and limits to manage credit risk associated with wholesale power purchases and sales. Specific limits are determined by a counterparty’s financial strength. Our credit risk with our largest counterparty on delivered and marked-to-market forward contracts as of March 31, 2005 was $3.7 million. As of March 31, 2005 we had a net credit risk exposure of $234,000 from thirty-three counterparties with investment grade credit ratings.

The $234,000 credit risk exposure includes net amounts due to the electric utility on receivables/payables from completed transactions billed and unbilled plus marked-to-market gains/losses on forward contracts for the purchase and sale of electricity scheduled for delivery after March 31, 2005. Individual counterparty exposures are offset according to legally enforceable netting arrangements.

Counterparties with investment grade credit ratings have minimum credit ratings of BBB- (Standard & Poor’s), Baa3 (Moody’s) or BBB- (Fitch).

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

During the fiscal quarter ended March 31, 2005, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company does not have a publicly announced stock repurchase program. The following table shows previously issued common shares that were surrendered to the Company by employees to pay taxes in connection with the vesting of restricted stock granted to such employees under the Company’s 1999 Stock Incentive Plan:

	Total number of	Average price
Calendar Month	shares purchased	paid per share

January 2005	—	—
February 2005	164	$25.12
March 2005	88	$25.57

Total	252

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OTTER TAIL CORPORATION

By:      /s/ Kevin G. Moug
Kevin G. Moug
Chief Financial Officer and Treasurer
(Chief Financial Officer/Authorized Officer)

Dated: May 10, 2005

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.