Form 10-Q
period 2005-06-30
OTTER TAIL CORP
filed 2005-08-09
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
July 31, 2005 – 29,219,279 Common Shares ($5 par value)

OTTER TAIL CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Otter Tail Corporation
Consolidated Balance Sheets
(not audited)
-Assets-

	June 30,	December 31,
	2005	2004
	(Thousands of dollars)
Current assets
Cash and cash equivalents	$16,179	$—
Accounts receivable:
Trade—net	120,232	116,141
Other	9,634	9,872
Inventories	95,808	72,504
Deferred income taxes	4,875	4,852
Accrued utility revenues	19,699	15,344
Costs and estimated earnings in excess of billings	25,120	18,145
Other	16,545	7,800
Assets held for sale from discontinued operations	9,938	30,937

Total current assets	318,030	275,595

Investments and other assets	45,985	42,650
Goodwill—net	97,970	92,196
Other intangibles—net	21,549	19,600

Deferred debits
Unamortized debt expense and reacquisition premiums	6,828	7,291
Regulatory assets and other deferred debits	17,046	16,692

Total deferred debits	23,874	23,983

Plant
Electric plant in service	894,398	890,200
Nonelectric operations	216,045	208,311

Total plant	1,110,443	1,098,511
Less accumulated depreciation and amortization	449,240	436,856

Plant—net of accumulated depreciation and amortization	661,203	661,655
Construction work in progress	22,920	18,469

Net plant	684,123	680,124

Total	$1,191,531	$1,134,148

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)
-Liabilities-

	June 30,	December 31,
	2005	2004
	(Thousands of dollars)
Current liabilities
Short-term debt	$78,000	$39,950
Current maturities of long-term debt	4,834	6,016
Accounts payable	75,294	84,433
Accrued salaries and wages	15,524	17,330
Accrued federal and state income taxes	19,311	3,700
Other accrued taxes	9,535	11,391
Other accrued liabilities	12,335	10,417
Liabilities from discontinued operations	1,835	8,585

Total current liabilities	216,668	181,822

Pensions benefit liability	18,652	16,703
Other postretirement benefits liability	25,957	25,053
Other noncurrent liabilities	13,719	11,874

Deferred credits
Deferred income taxes	119,084	121,301
Deferred investment tax credit	9,901	10,477
Regulatory liabilities	58,020	56,909
Other	4,587	1,662

Total deferred credits	191,592	190,349

Capitalization

Long-term debt, net of current maturities	259,615	261,805

Class B stock options of subsidiary	1,271	1,832
Class B stock of subsidiary	728	—

Cumulative preferred shares authorized 1,500,000 shares without par value; outstanding 2004 and 2003 — 155,000 shares	15,500	15,500

Cumulative preference shares — authorized 1,000,000 shares without par value; outstanding — none	—	—

Common shares, par value $5 per share authorized 50,000,000 shares; outstanding 2005 — 29,170,703 and 2004 — 28,976,919	145,854	144,885
Premium on common shares	91,233	87,865
Unearned compensation	(2,351)	(2,577)
Retained earnings	215,011	199,427
Accumulated other comprehensive loss	(1,918)	(390)

Total common equity	447,829	429,210
Total capitalization	724,943	708,347

Total	$1,191,531	$1,134,148

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Statements of Income
(not audited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except share		(In thousands, except share
	and per share amounts)		and per share amounts)
Operating revenues	$256,378	$203,457	$488,511	$403,040

Operating expenses
Production fuel	10,549	11,193	25,726	25,790
Purchased power — system use	19,904	9,903	31,442	20,825
Electric operation and maintenance expenses	25,334	22,202	49,252	43,479
Cost of goods sold (excludes depreciation; included below)	140,042	110,941	263,676	213,958
Other nonelectric expenses	25,720	21,259	48,461	41,831
Depreciation and amortization	11,553	10,529	22,938	21,036
Property taxes — electric operations	2,408	2,359	5,081	4,848

Total operating expenses	235,510	188,386	446,576	371,767

Operating income	20,868	15,071	41,935	31,273

Other income	215	755	409	766
Interest charges	4,841	4,324	9,407	8,709

Income from continuing operations before income taxes	16,242	11,502	32,937	23,330
Income taxes — continuing operations	5,275	3,694	10,920	7,264

Income from continuing operations	10,967	7,808	22,017	16,066

Discontinued operations
(Loss) income from discontinued operations net of taxes of ($96); $149; $237 and $153 for the respective periods	(149)	224	348	225
Net gain on disposition of discontinued operations — net of taxes of $6,820 and $5,769 for the three and six months ended June 30, 2005	11,486	—	9,910	—

Net income from discontinued operations	11,337	224	10,258	225

Net income	22,304	8,032	32,275	16,291

Preferred dividend requirements	183	184	367	368

Earnings available for common shares	$22,121	$7,848	$31,908	$15,923

Basic earnings per common share:
Continuing operations (net of preferred dividend requirement)	$0.37	$0.29	$0.74	$0.61
Discontinued operations	$0.39	$0.01	$0.35	$0.01

	$0.76	$0.30	$1.09	$0.62

Diluted earnings per common share:
Continuing operations (net of preferred dividend requirement)	$0.37	$0.29	$0.74	$0.60
Discontinued operations	$0.39	$0.01	$0.35	$0.01

	$0.76	$0.30	$1.09	$0.61

Average number of common shares outstanding — basic	29,158,140	25,891,440	29,142,118	25,842,241
Average number of common shares outstanding — diluted	29,263,643	26,013,519	29,244,698	25,969,648

Dividends per common share	$0.280	$0.275	$0.560	$0.550
See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Statements of Cash Flows
(not audited)

	Six months ended
	June 30,
	2005	2004
	(Thousands of dollars)
Cash flows from operating activities
Net income	$32,275	$16,291
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from sale of discontinued operations	(9,910)	—
Income from discontinued operations	(348)	(225)
Depreciation and amortization	22,938	21,037
Deferred investment tax credit	(576)	(576)
Deferred income taxes	(3,985)	1,194
Change in deferred debits and other assets	3,766	401
Discretionary contribution to pension plan	(4,000)	(2,000)
Change in noncurrent liabilities and deferred credits	5,750	2,594
Allowance for equity (other) funds used during construction	(357)	(390)
Change in derivatives net of regulatory deferral	(736)	(729)
Other — net	825	988
Cash (used for) provided by current assets and current liabilities:
Change in receivables	(3,198)	3,409
Change in inventories	(20,414)	(6,390)
Change in other current assets	(17,625)	(6,466)
Change in payables and other current liabilities	(9,329)	(15,328)
Change in interest and income taxes payable	8,214	3,097

Net cash provided by continuing operations	3,290	16,907
Net cash (used in) provided by discontinued operations	(878)	1,456

Net cash provided by operating activities	2,412	18,363

Cash flows from investing activities
Capital expenditures	(27,145)	(21,412)
Proceeds from disposal of noncurrent assets	3,503	2,672
Acquisitions—net of cash acquired	(10,661)	(393)
Increases in other investments	(2,269)	(1,923)

Net cash used in investing activities — continuing operations	(36,572)	(21,056)
Net proceeds from the sales of discontinued operations	33,685	—
Net cash provided by (used in) investing activities — discontinued operations	558	(227)

Net cash used in investing activities	(2,329)	(21,283)

Cash flows from financing activities
Change in checks written in excess of cash	(3,329)	5,893
Net short-term borrowings	38,050	4,000
Proceeds from issuance of common stock, net of issuance expenses	4,820	5,229
Payments for retirement of common stock	(365)	(345)
Proceeds from issuance of long-term debt, net of issuance expenses	157	392
Payments for retirement of long-term debt	(3,948)	(4,242)
Dividends paid and other distributions	(16,691)	(14,576)

Net cash provided by (used in) financing activities — continuing operations	18,694	(3,649)
Net cash used in financing activities — discontinued operations	(2,781)	(1,141)

Net cash provided by (used in) financing activities	15,913	(4,790)

Effect of foreign exchange rate fluctuations on cash	183	—

Net change in cash and cash equivalents	16,179	(7,710)
Cash and cash equivalents at beginning of period	—	7,710

Cash and cash equivalents at end of period	$16,179	$—

Supplemental cash flow information
Cash paid during the year from continuing operations for:
Interest (net of amount capitalized)	$8,779	$7,937
Income taxes	$3,286	$3,229

Cash paid during the year from discontinued operations for:
Interest (net of amount capitalized)	$67	$59
Income taxes	$2,461	$467
See accompanying notes to consolidated financial statements

OTTER TAIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(not audited)
In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated results of operations for the periods presented. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes as of and for the years ended December 31, 2004, 2003 and 2002 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Because of seasonal and other factors, the earnings for the three-month and six-month periods ended June 30, 2005 should not be taken as an indication of earnings for all or any part of the balance of the year.
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
Also, on January 3, 2005 the Company’s wholly-owned subsidiary, ShoreMaster, Inc. (ShoreMaster), acquired the common stock of Shoreline Industries, Inc. (Shoreline), of Pine River, Minnesota, and associated assets for $2.4 million in cash. Shoreline is a manufacturer of boatlift motors and other accessories for lifts and docks with sales throughout the United States, but primarily in Minnesota and Wisconsin. Shoreline’s revenues for the year ended December 31, 2004 were $2.1 million. The acquisition of Shoreline secures a source of components and expands potential markets for ShoreMaster products.
On May 31, 2005 ShoreMaster acquired the assets of Southeast Floating Docks, Inc., of St. Augustine, Florida for $4.0 million in cash. Southeast Floating Docks is a leading manufacturer of concrete floating dock systems for marinas. They have designed custom floating systems and conducted installations mainly in the southeast United States and the Caribbean. Southeast Floating Docks had revenues of $4.5 million in 2004. This acquisition enables ShoreMaster to offer a wider range of products to its customers and expands its geographic reach in the southeast region of the United States.
Disclosure of pro forma information related to the results of operations of the acquired entities for the periods presented in this report is not required due to immateriality.

Below, are condensed balance sheets, at the date of the business combinations, disclosing the preliminary allocation of the purchase price assigned to each major asset and liability category of the acquired companies:

	Performance	Shoreline	Southeast
(in thousands)	Tool	Industries	Floating Docks

Assets
Current assets	$748	$457	$2,519
Plant	1,396	260	415
Goodwill	1,794	1,509	2,722
Other intangible assets	800	557	1,150

Total assets	$4,738	$2,783	$6,806

Liabilities and equity
Current liabilities	$324	$86	$318
Deferred revenue	—	—	2,520
Deferred income taxes	—	295	—
Long-term debt	298	—	—

Total liabilities	$622	$381	$2,838

Cash paid	$4,116	$2,402	$3,968

Goodwill and other intangible assets related to the Performance Tool acquisition are deductible for income tax purposes over 15 years. Other intangible assets related to the Performance Tool acquisition includes $239,000 for a nonamortizable trade name and $561,000 in other intangible assets being amortized over 3 to 15 years for book purposes. Goodwill and other intangible assets related to the Shoreline acquisition are not deductible for income tax purposes, except for a $171,000 noncompete agreement being amortized over 15 years for income tax purposes. Other intangible assets related to the Shoreline acquisition includes $149,000 for a nonamortizable brand name and $408,000 in other intangible assets being amortized over 5 to 20 years for book purposes. Goodwill and other intangible assets related to the Southeast Floating Docks acquisition are deductible for income tax purposes over 15 years. Other intangible assets related to the Southeast Floating Docks acquisition includes $1,000,000 for a nonamortizable brand name.
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

Some of the operating businesses enter into fixed-price construction contracts. Revenues under these contracts are primarily recognized on a percentage-of-completion basis. The method used to determine the percentage of completion is based on the ratio of labor costs incurred to total estimated labor costs at the Company’s wind tower manufacturer, square footage completed to total bid square footage for certain floating dock projects and costs incurred to total estimated costs on all other construction projects. The following summarizes costs incurred, billings and estimated earnings recognized on uncompleted contracts:

	June 30,	December 31,
(in thousands)	2005	2004

Costs incurred on uncompleted contracts	$129,615	$99,213
Less billings to date	(121,836)	(96,413)
Plus estimated earnings recognized	12,712	12,469

	$20,491	$15,269

The following amounts are included in the Company’s consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts are included in accounts payable:

	June 30,	December 31,
(in thousands)	2005	2004

Costs and estimated earnings in excess of billings on uncompleted contracts	$25,120	$18,145
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,629)	(2,876)

	$20,491	$15,269

The percent of revenue recognized under the percentage-of-completion method compared to total consolidated revenues was 20.5% for the six months ended June 30, 2005 compared with 20.3% for the six months ended June 30, 2004.
Stock-based compensation
The Company has elected to follow the accounting provisions of Accounting Principle Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.
Had compensation costs for the stock options issued been determined based on estimated fair value at the award dates, as prescribed by SFAS No. 123, the Company’s net income for three and six month periods ended June 30, 2005 and June 30, 2004 would have decreased as presented in the table below. This may not be representative of the pro forma effects for future periods if additional options are granted.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Net income
As reported	$22,304	$8,032	$32,275	$16,291
Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(177)	(330)	(283)	(544)

Pro forma	$22,127	$7,702	$31,992	$15,747

Basic earnings per share
As reported	$0.76	$0.30	$1.09	$0.62
Pro forma	$0.75	$0.29	$1.09	$0.60
Diluted earnings per share
As reported	$0.76	$0.30	$1.09	$0.61
Pro forma	$0.75	$0.29	$1.08	$0.59
Adjustments and Reclassifications
Net income for the three and six months ended June 30, 2004 has been adjusted to reflect the effects of applying FASB Staff Position No. FAS 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), retroactive to the beginning of 2004 on adoption in the third quarter of 2004. The adoption of FSP 106-2 had the effect of reducing operating expenses and increasing net income for the three and six months ended June 30, 2004 by $165,000 and $329,000, respectively. In accordance with the provisions of the Act, the expected subsidy has no effect on income tax expense.
Certain prior year amounts reported on the Company’s consolidated balance sheet have been reclassified to conform to 2005 presentation. On the Company’s consolidated balance sheets, regulatory assets and other deferred debits, previously disclosed on separate lines, have been combined on a single line. December 31, 2004 balance sheet amounts reflect the reclassification of certain assets and liabilities of both St. George Steel Fabrication, Inc. (SGS) and Chassis Liner Corporation (CLC) from continuing operations to discontinued operations as a result of the status of efforts to sell these businesses in the first and second quarters of 2005. The Company’s income statement for the three and six months ended June 30, 2004 reflects the reclassifications of the operating results to discontinued operations of Midwest Information Systems, Inc. (MIS) and SGS because these companies have been sold, and of CLC because its sale is pending. Such reclassifications had no impact on total consolidated assets, net income or shareholders’ equity.
On the Company’s consolidated statement of cash flows for the six months ended June 30, 2004 the change in the amount of checks issued in excess of cash, included in accounts payable on the Company’s consolidated balance sheet, was reclassified from change in payables and other current liabilities under cash flows from operating activities to change in checks written in excess of cash under cash flows from financing activities. This reclassification decreased cash flows from operating activities and increased cash flows from financing activities by $5,893,000 for the six months ended June 30, 2004.

Inventories
Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2005	2004

Finished goods	$43,197	$34,081
Work in process	6,705	3,733
Raw material, fuel and supplies	45,906	34,690

	$95,808	$72,504

Goodwill and Other Intangible Assets
Goodwill increased $5,774,000 in the first six months of 2005 primarily due to the acquisitions of Performance Tool, Shoreline and Southeast Floating Docks.
The following table summarizes the components of the Company’s intangible assets at June 30, 2005 and December 31, 2004.

	June 30, 2005			December 31, 2004
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount

Amortized intangible assets:
Covenants not to compete	$2,337	$1,483	$854	$1,966	$1,334	$632
Customer relationships	10,544	364	10,180	10,045	148	9,897
Other intangible assets including contracts	2,696	1,500	1,196	2,523	1,387	1,136

Total	$15,577	$3,347	$12,230	$14,534	$2,869	$11,665

Non-amortized intangible assets:
Brand/trade name	$9,319	$—	$9,319	$7,935	$—	$7,935

Intangible assets with finite lives are being amortized over average lives ranging from one to twenty-five years. The amortization expense for these intangible assets was $543,000 for the six months ended June 30, 2005 compared to $262,000 for the six months ended June 30, 2004. The estimated annual amortization expense for these intangible assets for the next five years is: $1,146,000 for 2005, $903,000 for 2006, $789,000 for 2007, $720,000 for 2008 and $597,000 for 2009.
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
SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, was issued in December 2004. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement shall be effective and applied prospectively for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier application permitted. The Company does not expect the application of the requirements of SFAS No. 153 to have a material effect on the Company’s consolidated net income, financial position or cash flows.
SFAS No. 154, Accounting for Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued in May 2005. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company does not expect the application of the requirements of SFAS No. 154 to have a material effect on the Company’s consolidated net income, financial position or cash flows.
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
Manufacturing consists of businesses in the following manufacturing activities: production of waterfront equipment, wind towers, material and handling trays and horticultural containers, contract machining, and metal parts stamping and fabrication. These businesses are located primarily in the Upper Midwest and Missouri.
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
The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital. Information on continuing operations for the business segments for three and six month periods ended June 30, 2005 and 2004 and total assets by business segment as of June 30, 2005 and December 31, 2004 is presented in the following tables.
Operating Revenue

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Electric	$74,150	$60,449	$147,633	$133,304
Plastics	36,004	32,636	68,159	59,072
Manufacturing	67,858	50,399	123,387	92,213
Health services	31,324	26,597	59,122	52,273
Food ingredient processing	8,234	—	17,489	—
Other business operations	39,707	33,906	74,604	67,421
Intersegment eliminations	(899)	(530)	(1,883)	(1,243)

Total	$256,378	$203,457	$488,511	$403,040

Income (Loss) Before Income Taxes

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Electric	$7,750	$7,072	$19,555	$22,218
Plastics	3,950	3,827	8,357	4,899
Manufacturing	7,528	3,681	9,219	4,188
Health services	2,035	321	3,384	524
Food ingredient processing	410	—	1,609	—
Other business operations	(5,431)	(3,399)	(9,187)	(8,499)

Total	$16,242	$11,502	$32,937	$23,330

Identifiable Assets

	June 30,	December 31,
(in thousands)	2005	2004

Electric	$636,113	$634,433
Plastics	73,532	67,574
Manufacturing	189,311	150,800
Health services	66,556	66,506
Food ingredient processing	94,504	92,392
Other business operations	121,577	91,506
Discontinued operations	9,938	30,937

Total	$1,191,531	$1,134,148

No single external customer accounts for 10% or more of the Company’s revenues. Substantially all of the Company’s long-lived assets are within the United States except for a food ingredient processing dehydration plant in Souris, Prince Edward Island, Canada. For the three months ended June 30, 2005, 98.1% of the Company’s consolidated revenue came from sales within the United States, 1.0% came from sales in Canada and the remaining 0.9% came from sales in various foreign countries around the world. For the three months ended June 30, 2004, 97.4% of the Company’s consolidated revenue came from sales within the United States, 0.7% came from sales in Canada and the remaining 1.9% came from sales in various foreign countries around the world.
For the six months ended June 30, 2005, 98.1% of the Company’s consolidated revenue came from sales within the United States, 1.0% came from sales in Canada and the remaining 0.9% came from sales in various foreign countries around the world. For the six months ended June 30, 2004, 95.4% of the Company’s consolidated revenue came from sales within the United States, 3.5% came from sales in Canada and the remaining 1.1% came from sales in various foreign countries around the world.
Discontinued Operations
As part of an ongoing evaluation of the prospects and growth opportunities of the Company’s business operations, the Company decided to sell MIS, its telecommunications company located in Parkers Prairie, Minnesota, SGS, its structural steel fabricator located in St. George, Utah, and CLC, its manufacturer of auto and truck frame-straightening equipment and accessories located in Alexandria, Minnesota. In the second quarter of 2005, the Company completed the sales of MIS and SGS. Discontinued operations includes the operating results of MIS, SGS and CLC, and an after-tax gain on the sale of MIS of $11.9 million for the three and six month periods ended June 30, 2005, an after-tax loss on the sale of SGS of $1.8 million (an estimated loss of $1.6 million recorded in the first quarter of 2005 plus an additional loss on disposition of $0.2 million recorded in the second quarter of 2005) and an estimated after-tax loss related to the anticipated sale of CLC of $0.2 million for the three and six month periods ended June 30, 2005 based on the expected sales price and the costs of disposition. MIS, SGS and CLC meet requirements to be reported as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
The results of discontinued operations for the three and six months ended June 30, 2005 and 2004 are summarized as follows:

	Three months ended				Three months ended
	June 30, 2005				June 30, 2004
(in thousands)	MIS	SGS	CLC	Total	MIS	SGS	CLC	Total

Operating revenues	$1,729	$1,459	$2,067	$5,255	$2,093	$3,624	$2,034	$7,751
Income/(loss) before income taxes	897	(1,179)	37	(245)	834	(438)	(23)	373
Gain/(loss) on disposition — pretax	19,025	(419)	(300)	18,306	—	—	—	—
Income tax expense/(benefit)	7,467	(639)	(104)	6,724	333	(175)	(9)	149

	Six months ended				Six months ended
	June 30, 2005				June 30, 2004
(in thousands)	MIS	SGS	CLC	Total	MIS	SGS	CLC	Total

Operating revenues	$3,773	$6,329	$3,772	$13,874	$4,070	$6,579	$4,104	$14,753
Income/(loss) before income taxes	2,167	(1,563)	(19)	585	1,569	(1,089)	(102)	378
Gain/(loss) on disposition — pretax	19,025	(3,046)	(300)	15,679	—	—	—	—
Income tax expense/(benefit)	7,975	(1,843)	(126)	6,006	628	(435)	(40)	153
The results of discontinued operations for the quarters ended September 30, 2004 and December 31, 2004 are as follows:

	Quarter Ended September 30, 2004				Quarter Ended December 31, 2004
(in thousands)	MIS	SGS	CLC	Total	MIS	SGS	CLC	Total

Operating revenues	$2,157	$3,806	$1,580	$7,543	$2,512	$6,823	$2,069	$11,404
Income/(loss) before income taxes	881	(165)	(125)	591	1,247	322	65	1,634
Income tax expense/(benefit)	352	(65)	(53)	234	503	129	21	653
At June 30, 2005 and December 31, 2004 the major components of assets and liabilities of the discontinued operations were as follows:

	June 30, 2005				December 31, 2004
(in thousands)	SGS	CLC	Total	MIS	SGS	CLC	Total

Current assets	$6,221	$3,356	$9,577	$275	$9,344	$3,092	$12,711
Investments and other assets	—	5	5	2,270	—	5	2,275
Goodwill—net	—	—	—	5,925	—	—	5,925
Other intangibles—net	—	43	43	—	18	74	92
Net plant	—	313	313	7,960	1,618	356	9,934

Assets of discontinued operations	$6,221	$3,717	$9,938	$16,430	$10,980	$3,527	$30,937

Current liabilities	$943	$857	$1,800	$2,920	$2,228	$837	$5,985
Deferred credits	—	33	33	581	271	33	885
Long-term debt	—	2	2	1,710	—	5	1,715

Liabilities of discontinued operations	$943	$892	$1,835	$5,211	$2,499	$875	$8,585

The remaining assets of SGS consist of accounts receivable, accounts payable and inventory at estimated fair market values that were not settled or disposed of as of June 30, 2005.
Class B Stock Options and Class B Stock of Subsidiary
In June 2005, option holders exercised 349 Idaho Pacific Holding, Inc. (IPH) class B common stock options, resulting in the issuance of 349 IPH class B common shares. Total cash paid to IPH on exercise of the options and issuance of the class B common shares was $166,000. On issuance, the class B common shares were immediately put back to IPH and will be redeemed by IPH prior to December 31, 2005 (181 days after issuance) for $728,000; the value of the shares on the date of issuance.
Common Shares and Earnings per Share
In January 2005, 175,000 common shares were issued as a result of the underwriters exercising a portion of their over-allotment option in connection with the Company’s December 2004 public offering. The proceeds to the Company of $24.50 per share were used to pay down debt borrowed to finance the acquisition of IPH. In addition, during the first six months of 2005, the Company issued 31,541 common shares for stock options exercised and 1,210 common shares for director’s compensation.
On April 11, 2005 the Company’s Board of Directors granted 74,900 stock options to key employees and 17,700 shares of restricted stock to the directors and certain key employees under the 1999 Stock Incentive Plan (the Plan). The exercise price of the stock options is equal to the fair market value per share at the date of the grant. The options vest six months from the grant date and expire ten years after the date of the grant. As of June 30, 2005 a total of 1,530,832 vested and unvested options were outstanding and a total of 232,134 shares of restricted stock had been issued under the Plan. The Company currently accounts for the Plan under APB Opinion No. 25.
On April 11, 2005 the Company’s Board of Directors approved performance award agreements under the Plan for the Company’s executive officers. Under these agreements, the officers could be awarded up to 75,150 common shares based on the Company’s stock performance relative to the stock performances of its peer group of companies in the Edison Electric Institute Index over a three year period ending on December 31, 2007. The number of shares earned, if any, would be issued at the end of the three year performance measurement period. The participants have no voting or dividend rights under these agreements until the shares are issued at the end of the performance measurement period.
In the first six months of 2005, the Company retired 14,547 common shares for tax withholding purposes related to restricted shares that vested and also retired 17,120 common shares related to the return to the Company of stock that was held in escrow for performance contingencies that were not achieved in a health services acquisition.
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

Comprehensive Income

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Net income	$22,304	$8,032	$32,275	$16,291
Other comprehensive income (net-of-tax)
Minimum pension liability adjustment	(1,263)	—	(1,263)	—
Foreign currency translation (loss) gain	(176)	—	(259)	—
Unrealized (loss) on available-for-sale securities	16	(20)	(6)	(20)

Total other comprehensive income	(1,423)	(20)	(1,528)	(20)

Total comprehensive income	$20,881	$8,012	$30,747	$16,271

The minimum pension liability adjustment is associated with the Company’s Executive Survivor and Supplemental Retirement Plan. The foreign currency translation adjustments are associated with the Canadian operations of IPH.
Rate and Regulatory Matters
On November 30, 2004, Otter Tail Power Company filed a Report with the Minnesota Public Utilities Commission responding to claims of allegedly improper regulatory filings brought to the attention of the Company by certain individuals. In May and June 2005, the Energy Division of the Minnesota Department of Commerce, the Residential Utilities Division of the Office of Attorney General and the claimants filed comments in response to the report. On July 15, 2005, the Company filed reply comments. Resolution of this docket is not likely to occur until the fourth quarter, 2005.
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

The following table indicates the amount of regulatory assets and liabilities recorded on the Company’s consolidated balance sheet:

	June 30,	December 31,
(in thousands)	2005	2004

Regulatory assets:
Deferred income taxes	$15,085	$14,526
Debt expenses and reacquisition premiums	3,205	3,424
Deferred conservation program costs	748	1,203
Plant acquisition costs	218	240
Deferred marked-to-market losses	830	331
Accrued cost-of-energy revenue	10,688	3,348
Accumulated ARO accretion/depreciation adjustment	165	114

Total regulatory assets	$30,939	$23,186

Regulatory liabilities:
Accumulated reserve for estimated removal costs	$50,345	$49,823
Deferred income taxes	6,360	6,727
Deferred marked-to-market gains	1,156	197
Gain on sale of division office building	159	162

Total regulatory liabilities	$58,020	$56,909

Net regulatory liability position	$27,081	$33,723

The regulatory assets and liabilities related to deferred income taxes are the result of the adoption of SFAS No. 109, Accounting for Income Taxes. Debt expenses and reacquisition premiums are being recovered from electric utility customers over the remaining original lives of the reacquired debt issues, the longest of which is 17.1 years. Deferred conservation program costs represent mandated conservation expenditures recoverable through retail electric rates over the next 1.5 years. Plant acquisition costs will be amortized over the next 4.9 years. Accrued cost-of-energy revenue included in accrued utility revenues will be recovered over the next nine months. All deferred marked-to-market gains and losses are related to forward purchases and sales of energy scheduled for delivery prior to May 2006. The accumulated reserve for estimated removal costs is reduced for actual removal costs incurred. The remaining regulatory assets and liabilities are being recovered from, or will be paid to, electric customers over the next 30 years.
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
Pension Plan and Other Postretirement Benefits
Pension Plan—Components of net periodic pension benefit cost of the Company’s noncontributory funded pension plan are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Service cost—benefit earned during the period	$1,034	$900	$2,068	$1,800
Interest cost on projected benefit obligation	2,448	2,350	4,896	4,700
Expected return on assets	(2,996)	(3,000)	(5,992)	(6,000)
Amortization of prior-service cost	240	225	481	450

Net periodic pension cost	$726	$475	$1,453	$950

Cash Flows: The Company made $4.0 million and $2.0 million discretionary contributions to its pension plan during the six months ended June 30, 2005 and 2004 respectively.
Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Service cost—benefit earned during the period	$92	$205	$184	$410
Interest cost on projected benefit obligation	316	372	632	744
Amortization of prior-service cost	18	37	36	74
Recognized net actuarial loss	104	170	208	340

Net periodic pension cost	$530	$784	$1,060	$1,568

On January 31, 2005 the Board of Directors of the Company amended and restated the Otter Tail Corporation Executive Survivor and Supplemental Retirement Plan (the ESSRP). The amendments to the ESSRP provide for reduced future benefits effective January 1, 2005, which are expected to result in reduced expense to the Company.
Effective January 1, 2005 new participants in the ESSRP will accrue benefits under a new formula. The new formula is the same as the formula used under the Company’s qualified defined benefit pension plan but includes bonuses in the computation of covered compensation and is not subject to statutory compensation and benefit limits. Individuals who became participants in the ESSRP before January 1, 2005 will receive the greater of the old formula or the new formula until December 31, 2010. On December 31, 2010, their benefit under the old formula will be frozen. After 2010, they will receive the greater of their frozen December 31, 2010 benefit or their benefit calculated under the new formula. The amendments to the ESSRP also provide for increased service credits for certain participants and eliminate certain distribution features.
Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance and life insurance benefits for retired electric utility and corporate employees are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Service cost—benefit earned during the period	$311	$289	$622	$577
Interest cost on projected benefit obligation	666	645	1,332	1,290
Amortization of transition obligation	187	188	374	377
Amortization of prior-service cost	(77)	(77)	(154)	(154)
Amortization of net actuarial loss	156	171	312	343
Effect of Medicare Part D expected subsidy	(201)	(189)	(402)	(378)

Net periodic postretirement benefit cost	$1,042	$1,027	$2,084	$2,055

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2005 and 2004
Consolidated operating revenues were $256.4 million for the three months ended June 30, 2005 compared with $203.5 million for the three months ended June 30, 2004. Operating income was $20.9 million for the three months ended June 30, 2005 compared with $15.1 million for the three months ended June 30, 2004. The Company recorded diluted earnings per share from continuing operations of $0.37 for the three months ended June 30, 2005 compared to $0.29 for the three months ended June 30, 2004 and total diluted earnings per share from continuing and discontinued operations of $0.76, including $0.41 per share from a gain on the sale of Midwest Information Systems, Inc. (MIS), for the three months ended June 30, 2005 compared to $0.30 for the three months ended June 30, 2004.
Earnings increased across our electric and nonelectric businesses as compared to the same period in 2004. Electric segment earnings were up $0.9 million with better than anticipated results in wholesale power markets. The combined net earnings from continuing operations in our nonelectric segments were $5.3 million, which is up over 70% from second-quarter 2004 net earnings, reflecting improved results in the manufacturing and health services segments, along with continuing strong performance from the plastics segment.
Following is a more detailed analysis of our operating results by business segment for the three and six month periods ended June 30, 2005 and 2004, followed by our outlook for the remainder of 2005 and a discussion of changes in our financial position during the six months ended June 30, 2005.
Amounts presented in the segment tables below for the three month periods ended June 30, 2005 and 2004 for operating revenues, cost of goods sold and nonelectric segment operating expenses will not agree with amounts presented in the consolidated statements of income for those periods due to the elimination of intersegment transactions. The total intersegment eliminations include: $899,000 in operating revenues, $442,000 in cost of goods sold and $457,000 in other nonelectric expenses for the three months ended June 30, 2005; and $530,000 in operating revenues, $62,000 in cost of goods sold and $468,000 in other nonelectric expenses for the three months ended June 30, 2004.
Electric

	Three months ended
	June 30,			%
(in thousands)	2005	2004	Change	Change

Retail sales revenues	$59,532	$49,257	$10,275	20.9
Wholesale revenues	9,440	5,281	4,159	78.8
Net marked-to-market gains	999	1,547	(548)	(35.4)
Other revenues	4,179	4,364	(185)	(4.2)

Total operating revenues	$74,150	$60,449	$13,701	22.7
Production fuel	10,549	11,193	(644)	(5.8)
Purchased power – retail use	19,904	9,903	10,001	101.0
Other operation and maintenance expenses	25,334	22,202	3,132	14.1
Depreciation and amortization	6,103	6,015	88	1.5
Property taxes	2,408	2,359	49	2.1

Operating income	$9,852	$8,777	$1,075	12.2

The increase in retail electric revenue is mainly due to an $8.1 million increase cost-of-energy adjustment revenues related to the recovery of increased purchase power costs in the second quarter of 2005. The remaining $2.2 million increase in retail revenues resulted from a 1.9% increase in retail megawatt-hours (mwh) sold between the periods. Increased sales reflect increases in consumption of 4.2% among commercial customers and 0.9% among residential customers, while mwh sales to industrial customers decreased 4.7%. Weather was also a factor contributing to the increase in sales as cooling-degree-days increased 223% in the second quarter of 2005 compared to the second quarter of 2004 as a result of warmer weather in June 2005.
Wholesale mwh sales from company-owned generation decreased 27.1% in the three months ended June 30, 2005, compared to the three months ended June 30, 2004 while the revenue per mwh sold increased 56.2%, resulting in an increase in revenue from sales off company-owned generation of $0.5 million between the periods. The increase in prices for company-owned generation resold is commensurate with general increases in fuel and purchased power costs across the Mid-Continent Area Power Pool (MAPP) region between the periods. Net margins on purchased power resold increased $3.6 million despite a 61.6% decrease in mwhs resold. This decrease was more than offset by an increase in the net margin per mwh of purchased power resold. The increased prices are partially due to warmer weather in the MAPP region between the quarters and partially due to a decrease in available electricity from hydro-generation in the region due to lower water levels in Upper-Missouri River reservoirs resulting from a prolonged drought in the Upper-Missouri River basin. The increase in wholesale prices also coincided with the inception of the Midwest Independent Transmission System Operator (MISO) electric markets on April 1, 2005.
The decrease in net marked-to-market gains on forward purchases and sales of electricity is related to a decline in activity in forward energy markets in the MAPP region due to uncertainty related to the implementation of the MISO electric market initiatives in April 2005. MISO electric market initiatives are designed to facilitate open access to electric transmission lines and generation sources and transparency in pricing for buyers and sellers of electricity in the geographical region under MISO control. The electric utility’s open forward contracts for the purchase and sale of electricity subject to mark-to-market accounting were lower in volume on June 30, 2005 than on June 30, 2004. The electric utility also has marked-to-market two 50 megawatt capacity agreements as of June 30 2005, one through October 2005 and one through April 2006.
The decrease in other electric operating revenues for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 includes a $0.6 million decrease in transmission service revenue, load control and dispatching services related revenues and a $0.2 million decrease in revenue from steam sales, partially offset by a $0.6 million increase in revenue from contracted work performed for others in the second quarter of 2005 mainly related to transmission permitting work for MISO and the proposed Big Stone II project.
The decrease in fuel costs for the three months ended June 30, 2005 compared with the three months ended June 30, 2004 was the result of a 21.9% decrease in mwhs generated partially offset by a 20.7% increase in the cost of fuel per mwh generated between the periods. Generation used for wholesale electric sales decreased 27.1% while generation for retail sales decreased 20.6% between the quarters. The decrease in generation is mainly due to a scheduled seven-week maintenance shutdown of Big Stone Plant in the second quarter of 2005. The decrease in mwh generation at Big Stone Plant was partially offset by an increase in generation at our Hoot Lake plant where the cost of fuel per mwh of generation was 7.5% higher than at Big Stone Plant in the second quarter of 2005. Fuel costs per mwh of generation increased at all three of our coal-fired generating plants as a result of increases in coal and coal transportation costs between the periods. Approximately 90% of the fuel cost increases associated with generation to serve retail electric customers is subject to recovery through the fuel cost recovery component of retail rates.
The increase in purchased power expense for energy purchased for system use (sale to retail customers) is due to a 43.8% increase in mwhs purchased combined with a 39.7% increase in the cost per mwh purchased. Mwh purchases increased to make up for a net decrease in mwhs generated as a result of the scheduled seven-week maintenance shutdown of Big Stone Plant in the second quarter of 2005. The cost per mwh of purchased power has increased in part due to a general increase in fuel and purchased power costs across the MAPP region as a result of increases in coal mining and transportation costs related to higher fuel prices and also for the reasons discussed above that contributed to the increase in wholesale mwh sales.
The increase in other operation and maintenance expenses for the three months ended June 30, 2005 compared with the three months ended June 30, 2004 reflects $1.3 million in increased labor expenses due to an increase in employee benefit costs, general wage and salary increases averaging approximately 3.6% and an increase in overtime pay in the second quarter of 2004. Material and operating supply expenses increased $0.9 million between the periods, most of which is attributable to maintenance costs incurred at Big Stone Plant during its scheduled seven-week maintenance shutdown in the second quarter of 2005. Costs of goods sold increased $0.5 million between the periods as a result of an increase in contracted work performed for others in the second quarter of 2005. Costs to repair damages caused by storms and other events increased $0.4 million between the quarters.
Plastics

	Three months ended
	June 30,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$36,004	$32,636	$3,368	10.3
Cost of goods sold	29,664	26,491	3,173	12.0
Operating expenses	1,460	1,530	(70)	(4.6)
Depreciation and amortization	628	583	45	7.7

Operating income	$4,252	$4,032	$220	5.5

Although pounds of polyvinyl chloride (PVC) pipe sold decreased 9.8% for the three months ended June 30, 2005 compared with the three months ended June 30, 2004, operating revenues for the plastics segment increased 10.3% between the periods mainly as result of a 21.4% increase in the price per pound of PVC pipe sold. The increase in PVC pipe prices is related to an increase in PVC resin prices. The resin cost per pound of PVC pipe shipped increased 20.7% for the three months ended June 30, 2005 compared with the three months ended June 30, 2004 and was the main contributing factor to the $3.2 million increase in cost of goods sold. The increase in depreciation and amortization expense is due to 2004 plant additions.
Manufacturing

	Three months ended
	June 30,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$67,858	$50,399	$17,459	34.6
Cost of goods sold	51,519	38,417	13,102	34.1
Operating expenses	5,332	5,871	(539)	(9.2)
Depreciation and amortization	2,345	1,905	440	23.1

Operating income	$8,662	$4,206	$4,456	105.9

Revenue increases at the manufacturing companies are due to a combination of factors including increased unit sales, increased sales of higher-priced products, higher prices related to material cost increases and 2005 acquisitions. The increase in costs of goods sold in the manufacturing segment was proportional to the increase in sales revenue resulting in a $4.4 million increase in gross profits in the manufacturing segment between the quarters.

Revenues at DMI Industries, Inc. (DMI), our manufacturer of wind towers, increased $10.2 million (110.2%) in the second quarter of 2005 compared with the second quarter of 2004 due to an increase in production and sales of wind towers mainly as a result of legislative action in the fall of 2004 extending production tax credits for investments in wind generation through 2005. The revenue increase for DMI also reflects continued improvements in productivity and plant utilization in 2005. Revenues at BTD Manufacturing, Inc. (BTD), our metal parts stamping and fabrication company, increased $4.6 million (30.1%) between the quarters as a result of a 16.9% increase in revenue per unit sold. The purchase of Performance Tool & Die, Inc. (Performance Tool) in January 2005 contributed $0.8 million toward BTD’s $4.6 million revenue variance. Revenues at ShoreMaster, our waterfront equipment manufacturer, increased $1.7 million (8.7%) in the second quarter of 2005 compared to the second quarter of 2004 as a result of increased production mainly in the area of large marina projects. Revenues at T.O. Plastics, our manufacturer of thermoformed plastic and horticultural products, increased $1.0 million (15.1%) between the quarters as a result of increased productivity and increased sales in addition to higher prices related to higher raw material costs.
DMI cost of goods sold increased $7.6 million between the quarters as a result of increased production and higher raw material costs and labor costs. Cost of goods sold at BTD increased $4.4 million as a result of higher raw material and labor costs mainly related to increased production. ShoreMaster’s increase in revenue was partially offset by a $0.8 million increase in costs of goods sold mainly related to increases in material costs. T.O. Plastics cost of goods sold increased $0.2 million between the quarters as a result of increased material costs.
Operating expenses at each of our manufacturing companies decreased in the second quarter of 2005 compared to the second quarter of 2004 mainly due to a lower level of selling, general and administrative expenses between the periods. Depreciation expense increased between the quarters as a result of 2004 equipment additions.
Health Services

	Three months ended
	June 30,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$31,324	$26,597	$4,727	17.8
Cost of goods sold	22,795	20,225	2,570	12.7
Operating expenses	5,272	4,544	728	16.0
Depreciation and amortization	1,010	1,296	(286)	(22.1)

Operating income	$2,247	$532	$1,715	322.4

The increase in health services operating revenues for the three months ended June 30, 2005 compared with the three months ended June 30, 2004 reflects a $4.1 million increase in imaging revenues combined with a $0.6 million increase in revenues from the sale and servicing of diagnostic imaging equipment. On the imaging side of the business, $2.5 million of the $4.1 million increase in revenue came from rentals and interim installations of scanning equipment along with providing technical support services for those rental and interim installations. The number of scans performed in the second quarter of 2005 compared with the second quarter of 2004 increased by 5.5%, while the fee per scan increased by 16.1%. The increase in health services revenue was partially offset by increases in cost of goods sold and operating expenses of $1.9 million to support the increases in imaging services activity. The increase in cost of goods sold is mainly related to increased equipment rental costs and increased labor costs. The increase in operating expenses is mainly due to increases payroll, contracted services and travel related expenses. The decrease in depreciation and amortization expense is the result of certain assets reaching the ends of their depreciable lives. When these assets are replaced, they are generally replaced with assets leased under operating leases.

Food Ingredient Processing

Three months ended
(in thousands)	June 30, 2005

Operating revenues	$8,234
Cost of goods sold	6,421
Operating expenses	536
Depreciation and amortization	821

Operating income	$456

The food ingredient processing segment has been established as a result of the acquisition of Idaho Pacific Holdings, Inc. (IPH) in August 2004. See management’s outlook for this segment in the 2005 Outlook section that follows management’s discussion of the results of operations.
Other Business Operations

	Three months ended
	June 30,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$39,707	$33,906	$5,801	17.1
Cost of goods sold	30,085	25,870	4,215	16.3
Operating expenses	13,577	9,782	3,795	38.8
Depreciation and amortization	646	730	(84)	(11.5)

Operating loss	$(4,601)	$(2,476)	$(2,125)	(85.8)

Revenues at Midwest Construction Services, Inc. (MCS), our electrical design and construction services company, increased $6.4 million (117%) between the quarters as a result of an increase in work in progress, which was mostly offset by a $5.8 million increase in construction material and labor costs between the quarters. Revenues at Otter Tail Energy Services Co. (OTESCO), our natural gas marketing company, increased $1.6 million in the three months ended June 30, 2005 compared with the three months ended June 30, 2004. The increase in OTESCO revenues is directly related to increases in natural gas prices between the periods and was mostly offset by a $1.5 million increase in natural gas costs. Revenues at E.W. Wylie Corporation (Wylie), our flatbed trucking company, increased $0.8 million between the quarters mainly due to a 12.0% increase in miles driven by company-operated and owner-operated trucks. Wylie’s increased revenues also reflect increased fuel costs recovered through fuel surcharges between the quarters. Revenues at Foley Company, a mechanical and prime contractor on industrial projects, decreased $3.3 million in the second quarter of 2005 compared to the second quarter of 2004 due to a decrease in jobs in progress. The decrease in Foley’s revenues was mostly offset by a $3.0 million decrease in labor and subcontractor costs between the periods.
Of the $3.8 million increase in operating expenses, $2.8 million is due to increases in health and other insurance costs and other employee benefit costs that are not allocated to the other operating segments and independent auditor fees related to Sarbanes-Oxley requirements. Wylie’s increased revenue was more than offset by a $0.9 million increase in operating expenses mainly related to increases in truck leasing costs, higher fuel prices and increased fuel usage and labor costs related to the increase in miles driven between the periods. Wylie’s depreciation and amortization expenses decreased by $0.1 million between the quarters as a result of leasing rather than buying new fleet trucks in 2004.

Interest Charges and Income Taxes – Continuing Operations
The $0.5 million (12.0%) increase in interest charges in the three months ended June 30, 2005 compared with the three months ended June 30, 2004 is due to increased interest rates on short-term debt and an increase in the average level of short-term debt outstanding between the periods.
The $1.6 million (42.8%) increase in income taxes — continuing operations between the quarters is primarily the result of a $4.7 million (41.2%) increase in income from continuing operations before income taxes for the three months ended June 30, 2005 compared with the three months ended June 30, 2004. The effective tax rate for continuing operations for the three months ended June 30, 2005 was 32.1% compared to 32.5% for the three months ended June 30, 2004.
Discontinued Operations
Discontinued operations includes the operating results of MIS, our telecommunications company located in Parkers Prairie, Minnesota, SGS, our structural steel fabricator located in St. George, Utah, and CLC of Alexandria, Minnesota, our manufacturer of auto and truck frame-straightening equipment and accessories located in Alexandria, Minnesota. The sales of MIS and SGS were completed in the second quarter of 2005. The pending sale of CLC was in the process of negotiation as of June 30, 2005. Discontinued operations include net income (loss) from discontinued operations for the three month periods ended June 30, 2005 and 2004 and net after-tax gains and losses on the disposition of discontinued operations in the second quarter of 2005 as shown in the following table:

	Three months ended				Three months ended
	June 30, 2005				June 30, 2004
(in thousands)	MIS	SGS	CLC	Total	MIS	SGS	CLC	Total

Income/(loss) before income taxes	$897	$(1,179)	$37	$(245)	$834	$(438)	$(23)	$373
Gain/(loss) on disposition — pretax	19,025	(419)	(300)	18,306	—	—	—	—
Income tax expense/(benefit)	7,467	(639)	(104)	6,724	333	(175)	(9)	149

Net income	$12,455	$(959)	$(159)	$11,337	$501	$(263)	$(14)	$224

Comparison of the Six Months Ended June 30, 2005 and 2004
Consolidated operating revenues were $488.5 million for the six months ended June 30, 2005 compared with $403.0 million for the six months ended June 30, 2004. Operating income was $41.9 million for the six months ended June 30, 2005 compared with $31.3 million for the six months ended June 30, 2004. The Company recorded diluted earnings per share from continuing operations of $0.74 for the six months ended June 30, 2005 compared to $0.60 for the six months ended June 30, 2004 and total diluted earnings per share from continuing and discontinued operations of $1.09, including $0.41 per share from a gain on the sale of MIS and a reduction of $0.06 per share from a loss on the sale of SGS and $0.01 from a projected loss on the pending sale of CLC, for the six months ended June 30, 2005 compared to $0.61 for the six months ended June 30, 2004.
Amounts presented in the segment tables below for the six month periods ended June 30, 2005 and 2004 for operating revenues, cost of goods sold and nonelectric segment operating expenses will not agree with amounts presented in the consolidated statements of income for those periods due to the elimination of intersegment transactions. The total intersegment eliminations include: $1,883,000 in operating revenues, $953,000 in cost of goods sold and $930,000 in other nonelectric expenses for the six months ended June 30, 2005; and $1,243,000 in operating revenues, $122,000 in cost of goods sold and $1,121,000 in other nonelectric expenses for the six months ended June 30, 2004.

Electric

	Six months ended
	June 30,			%
(in thousands)	2005	2004	Change	Change

Retail sales revenues	$122,847	$112,385	$10,462	9.3
Wholesale revenues	14,357	9,892	4,465	45.1
Net marked-to-market gains	1,103	3,159	(2,056)	(65.1)
Other revenues	9,326	7,868	1,458	18.5

Total operating revenues	$147,633	$133,304	$14,329	10.7
Production fuel	25,726	25,790	(64)	(0.2)
Purchased power – retail use	31,442	20,825	10,617	51.0
Other operation and maintenance expenses	49,252	43,479	5,773	13.3
Depreciation and amortization	12,203	11,951	252	2.1
Property taxes	5,081	4,848	233	4.8

Operating income	$23,929	$26,411	$(2,482)	(9.4)

The increase in retail electric revenue is mainly due to an $8.3 million increase in cost-of-energy adjustment revenues related to the recovery of increased purchase power costs in the second quarter of 2005. The remaining $2.2 million increase in retail revenues resulted from a 1.6% increase in retail mwhs sold in the first six months of 2005 compared to the first six months of 2004. Increased sales reflect increases in consumption of 2.4% among commercial customers and 1.4% among residential customers, while mwh sales to industrial customers decreased 1.6% between the periods. Weather was also a factor contributing to the increase in sales as cooling-degree-days increased 223% between the periods as a result of warmer weather in June 2005.
Wholesale mwh sales from company-owned generation decreased 21.2% in the six months ended June 30, 2005, compared to the six months ended June 30, 2004 while the revenue per mwh sold increased 35.8%, resulting in an increase in revenue from sales off company-owned generation of $0.6 million between the periods. The increase in prices for company-owned generation resold is commensurate with general increases in fuel and purchased power costs across the MAPP region between the periods. Net margins on purchased power resold increased $3.9 million despite a 59.6% decrease in mwhs resold between the periods. This decrease was more than offset by an increase in the net margin per mwh of purchased power resold. The increased prices are partially due to warmer weather in the MAPP region between the periods and partially due to a decrease in available electricity from hydro-generation in the region due to lower water levels in Upper-Missouri River reservoirs resulting from a prolonged drought in the Upper-Missouri River basin. An increase in wholesale prices also coincided with the inception of the MISO electric markets on April 1, 2005.
The decrease in net marked-to-market gains on forward purchases and sales of electricity is related to a decline in activity in forward energy markets in the MAPP region due to uncertainty related to the implementation of the MISO electric market initiatives in April 2005. The electric utility’s open forward contracts for the purchase and sale of electricity subject to mark-to-market accounting were lower in volume on June 30, 2005 than on June 30, 2004. The electric utility also has marked-to-market two 50 megawatt capacity agreements as of June 30 2005, one through October 2005 and one through April 2006.
The increase in other electric operating revenues for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 includes $2.0 million in increased revenue from contracted construction services related to transmission line and substation projects done for another regional utility in the first six months of 2005. Revenue from transmission services and load control and dispatching services decreased $0.3 million and revenues from steam sales decreased $0.2 million between the periods.

The decrease in fuel costs for the six months ended June 30, 2005 compared with the six months ended June 30, 2004 was the result of a 11.1% decrease in mwhs generated partially offset by a 12.2% increase in the cost of fuel per mwh generated between the periods. Generation used for wholesale electric sales decreased 21.2% while generation for retail sales decreased 8.9% between the periods. The decrease in generation is mainly due to a scheduled seven-week maintenance shutdown of Big Stone Plant in the second quarter of 2005. The decrease in mwh generation at Big Stone Plant was partially offset by an increase in generation at our Hoot Lake plant where the cost of fuel per kwh of generation was 13.7% higher than at Big Stone Plant in the first six months of 2005. Fuel costs per mwh of generation increased at all three of our coal-fired generating plants as a result of increases in coal and coal transportation costs between the periods. Approximately 90% of the fuel cost increases associated with generation to serve retail electric customers is subject to recovery through the fuel cost recovery component of retail rates.
The increase in purchased power expense for energy purchased for system use (sale to retail customers) is due to a 16.7% increase in mwhs purchased combined with a 29.4% increase in the cost per mwh purchased. Mwh purchases were increased to make up for a net decrease in mwhs generated at company-owned power plants as a result of the scheduled seven-week maintenance shutdown of Big Stone Plant in the second quarter of 2005. The cost per mwh of purchased power has increased in part due to a general increase in fuel and purchased power costs across the MAPP region as a result of increases in coal mining and transportation costs related to higher fuel prices and also for reasons discussed above that contributed to the increase in wholesale mwh sales.
The increase in other operation and maintenance expenses for the six months ended June 30, 2005 compared with the six months ended June 30, 2004 reflects $3.1 million in increased labor expenses due to an increase in employee benefit costs, general wage and salary increases averaging approximately 3.6% and a reduction in capitalized labor of $0.4 million between the periods. Material and operating supply expenses increased $0.9 million between the periods, most of which is attributable to maintenance costs incurred at Big Stone Plant during its scheduled seven-week maintenance shutdown in the second quarter of 2005. Costs of goods sold increased $0.6 million between the periods mainly related to costs incurred on billable construction jobs in 2005. Costs to repair damages caused by storms and other events increased $0.3 million between the periods. The increase in property taxes between the periods is a result of increases in property tax rates and property values subject to taxation.
Plastics

	Six months ended
	June 30,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$68,159	$59,072	$9,087	15.4
Cost of goods sold	55,081	49,803	5,278	10.6
Operating expenses	2,969	2,796	173	6.2
Depreciation and amortization	1,219	1,152	67	5.8

Operating income	$8,890	$5,321	$3,569	67.1

Although pounds of PVC pipe sold decreased by 12.9% for the six months ended June 30, 2005 compared with the six months ended June 30, 2004, operating revenues for the plastics segment increased 15.4% between the periods mainly as result of a 30.7% increase in the price per pound of PVC pipe sold. The increase in PVC pipe prices is directly related to an increase in PVC resin prices. The resin cost per pound of PVC pipe shipped increased 24.6% for the six months ended June 30, 2005 compared with the six months ended June 30, 2004 and was the main contributing factor to the $5.3 million increase in cost of goods sold. The increase in operating expenses is mainly due to increases in employee benefit costs. The increase in depreciation and amortization expense is due to 2004 plant additions.

In the first six months of 2005, 94% of resin purchased was from two vendors; 46% from one and 48% from the other, with the remaining 6% provided by two other vendors. In the first six months of 2004, 100% of resin purchased was from two vendors; 50% from one and 50% from the other. We believe relationships with our key raw material vendors are good. However, the loss of a key supplier or any interruption or delay in the supply of PVC resin could have a significant impact on the plastics segment.
Manufacturing

	Six months ended
	June 30,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$123,387	$92,213	$31,174	33.8
Cost of goods sold	96,878	72,572	24,306	33.5
Operating expenses	10,754	10,586	168	1.6
Depreciation and amortization	4,550	3,801	749	19.7

Operating income	$11,205	$5,254	$5,951	113.3

Revenue increases at the manufacturing companies are due to a combination of factors including increased unit sales, increased sales of higher-priced products, higher prices related to material cost increases and 2005 acquisitions. The increase in costs of goods sold in the manufacturing segment was proportional to the increase in sales revenue resulting in a $6.9 million increase in gross profits in the manufacturing segment between the periods.
Revenues at DMI, our manufacturer of wind towers, increased $14.3 million (75.2%) in the six months ended June 30, 2005 compared with the six months ended June 30, 2004 due to an increase in production and sales of wind towers mainly as a result of legislative action in the fall of 2004 extending production tax credits for investments in wind generation through 2005. The revenue increase for DMI also reflects continued improvements in productivity and plant utilization in 2005. Revenues at BTD, our metal parts stamping and fabrication company, increased $11.1 million (40.6%) between the quarters as a result of a 12.2% increase in unit sales combined with a 19.7% increase in revenue per unit sold between the periods. The purchase of Performance Tool in January 2005 contributed $1.7 million toward BTD’s $11.1 million revenue increase. Revenues at ShoreMaster, our waterfront equipment manufacturer, increased $4.0 million (13.2%) in the first six months of 2005 compared to the first six months of 2004 as a result of increased production mainly in the area of large marina projects. Revenues at T.O. Plastics, our manufacturer of thermoformed plastic and horticultural products, increased $1.7 million (11.1%) between the quarters as a result of increased productivity and increased sales in addition to higher prices related to higher raw material costs.
DMI cost of goods sold increased $11.2 million between the periods as a result of increased production and higher raw material costs—especially steel—subcontractor and labor costs. Cost of goods sold at BTD increased $10.0 million as a result of higher raw material and labor costs mainly related to increased production. ShoreMaster’s increase in revenue was partially offset by a $2.9 million increase in costs of goods sold mainly related to increases in material costs. T.O. Plastics cost of goods sold increased $0.2 million between the periods as a result of increased material costs.
Operating expenses increased mainly due to increases in outside sales commission and advertising expenses between the periods. Depreciation expenses increased mainly as a result of manufacturing equipment purchases in 2004.

Health Services

	Six months ended
	June 30,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$59,122	$52,273	$6,849	13.1
Cost of goods sold	43,087	39,622	3,465	8.7
Operating expenses	10,185	9,008	1,177	13.1
Depreciation and amortization	2,077	2,687	(610)	(22.7)

Operating income	$3,773	$956	$2,817	294.7

The increase in health services operating revenues for the six months ended June 30, 2005 compared with the six months ended June 30, 2004 reflects a $7.1 million increase in imaging revenues offset by a $0.3 million decrease in revenues from the sale and servicing of diagnostic imaging equipment between the periods. On the imaging side of the business, $4.5 million of the $7.1 million increase in revenue came from rentals and interim installations of scanning equipment along with providing technical support services for those rental and interim installations. The number of scans performed in the first six months of 2005 compared with the first six months of 2004 increased by 6.7%, while the fee per scan increased by 8.6%. The increase in health services revenue was partially offset by increases in cost of goods sold and operating expenses of $4.7 million to support the increases in imaging services activity. The increase in cost of goods sold is mainly related to increased equipment rental costs and increased labor costs partially offset by decreases in materials and maintenance costs. The increase in operating expenses is mainly due to increased payroll and travel expenses and an increase in bad debt expenses between the periods. The decrease in depreciation and amortization expense is the result of certain assets reaching the ends of their depreciable lives. When these assets are replaced, they are generally replaced with assets leased under operating leases.
Food Ingredient Processing

Six months ended
(in thousands)	June 30, 2005

Operating revenues	$17,489
Cost of goods sold	13,106
Operating expenses	1,079
Depreciation and amortization	1,646

Operating income	$1,658

The food ingredient processing segment has been established as a result of the acquisition of IPH in August 2004. See management’s outlook for this segment in the 2005 Outlook section that follows management’s discussion of the results of operations.

Other Business Operations

	Six months ended
	June 30,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$74,604	$67,421	$7,183	10.7
Cost of goods sold	56,477	52,083	4,394	8.4
Operating expenses	24,404	20,562	3,842	18.7
Depreciation and amortization	1,243	1,445	(202)	(14.0)

Operating loss	$(7,520)	$(6,669)	$(851)	(12.8)

Revenues at MCS, our electrical design and construction services company, increased $7.2 million (75.5%) between the periods as a result of an increase in work in progress, which was mostly offset by a $6.2 million increase in construction material and labor costs incurred between the periods. Revenues at OTESCO, our natural gas marketing company, increased $5.3 million in the six months ended June 30, 2005 compared with the six months ended June 30, 2004. The increase in OTESCO revenues is directly related to increases in natural gas prices between the periods and was entirely offset by a $5.3 million increase in natural gas costs. Revenues at Wylie, our flatbed trucking company, increased $1.9 million between the periods mainly due to a 12.2% increase in miles driven by company-operated trucks. Wylie’s increased revenues also reflect increased fuel costs recovered through fuel surcharges between the quarters. Revenues at Foley Company, a mechanical and prime contractor on industrial projects, decreased $7.3 million in the first six months of 2005 compared to the first six months of 2004 due to a decrease in jobs in progress. The decrease in Foley’s revenues was almost entirely offset by a $7.1 million decrease in material, subcontractor and labor costs between the periods.
Of the $3.8 million increase in operating expenses, $2.8 million is due to increases in health and other insurance costs and other employee benefit costs that are not allocated to the other operating segments and independent auditor fees related to Sarbanes-Oxley requirements. Wylie’s increased revenue was mostly offset by a $1.7 million increase in operating expenses mainly related to increases in truck leasing costs, higher fuel prices and increased fuel usage and labor costs related to the increase in miles driven between the periods. Wylie’s depreciation and amortization expenses decreased by $0.2 million between the periods as a result of leasing rather than buying new fleet trucks in 2004.
Interest Charges and Income Taxes – Continuing Operations
The $0.7 million (8.0%) increase in interest charges for the six months ended June 30, 2005 compared with the six months ended June 30, 2004 is due to increased interest rates on short-term debt and an increase in the average level of short-term debt outstanding between the periods.
The $3.7 million (50.3%) increase in income taxes — continuing operations between the quarters is primarily the result of a $9.6 million (41.2%) increase in income from continuing operations before income taxes for the six months ended June 30, 2005 compared with the six months ended June 30, 2004. The effective tax rate for continuing operations for the six months ended June 30, 2005 was 33.2% compared to 31.1% for the six months ended June 30, 2004. The increase in the effective tax rate is primarily due to the increase in net income before tax between the quarters.
Discontinued Operations
Discontinued operations includes the operating results of MIS, SGS and CLC The sales of MIS and SGS were completed in the second quarter of 2005. The pending sale of CLC was in the process of negotiation as of June 30, 2005. Discontinued operations include net income (loss) from discontinued operations for the six month periods ended June 30, 2005 and 2004; and net after-tax gains and losses on the disposition of discontinued operations in the first six months of 2005 as shown in the following table:

	Six months ended				Six months ended
	June 30, 2005				June 30, 2004
(in thousands)	MIS	SGS	CLC	Total	MIS	SGS	CLC	Total

Income/(loss) before income taxes	$2,167	$(1,563)	$(19)	$585	$1,569	$(1,089)	$(102)	$378
Gain/(loss) on disposition — pretax	19,025	(3,046)	(300)	15,679	—	—	—	—
Income tax expense/(benefit)	7,975	(1,843)	(126)	6,006	628	(435)	(40)	153

Net income	$13,217	$(2,766)	$(193)	$10,258	$941	$(654)	$(62)	$225

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
Contributing to the earnings guidance for 2005 are the following items:
•	We expect solid performance in the electric segment in 2005 although net income is anticipated to be lower than 2004 levels. This is primarily because of uncertainty in the wholesale electric markets due to the implementation of MISO electric markets on April 1, 2005 and anticipated lower margins on retail sales. Regulated returns in 2005 for the electric segment are expected to be consistent with authorized levels.
•	We expect the plastics segment will perform well in 2005 due to continuing strong demand in the southwestern region of the country and sustained high PVC resin prices. 2005 net earnings for this segment are expected to be similar to 2004 net earnings.

•	The improving economy, continued enhancements in productivity and capacity utilization, and the extension of the production tax credit are expected to result in increased net income in our manufacturing segment.

•	The health services segment is expected to grow net income in 2005 as it continues to realize earnings improvement from its imaging business.

•	We expect our food ingredient processing business to generate net income in the range of $2.1 million to $3.8 million for the year ending December 31, 2005. The revision in the low end of the range is due to lower than expected sales volumes, high energy costs, the increasing value of the Canadian dollar relative to the U.S. dollar and excess capacity in the potato flake market.

•	The other business operations segment is expected to show results similar to 2004. While the improving economy is having a positive impact on the transportation business and the extension of the production tax credit is expected to have a positive impact on our electrical contracting business, earnings growth in these businesses are expected to be offset by weaker performance in our other construction business, increased health and casualty insurance costs, and other employee benefit costs.

FINANCIAL POSITION
For the period 2005 through 2009, we estimate funds internally generated net of forecasted dividend payments will be sufficient to meet scheduled debt retirements, to repay currently outstanding short-term debt and to provide for our estimated consolidated capital expenditures, which currently do not include the proposed generating unit at the Big Stone Plant site. Reduced demand for electricity, reductions in wholesale sales of electricity or margins on wholesale sales, or declines in the number of products manufactured and sold by our companies could have an effect on funds internally generated. Additional equity or debt financing will be required in the period 2005 through 2009 in the event the we decide to refund or retire early any of our presently outstanding debt or cumulative preferred shares, to complete acquisitions, to fund the construction of a new generating unit at the Big Stone Plant site if the permitting process allows us to move forward with the project or for other corporate purposes. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financing or otherwise, or that if such financing is available, it will be available on terms acceptable to us. If adequate funds are not available on acceptable terms, our business, results of operations, and financial condition could be adversely affected.
In January 2005, we issued 175,000 common shares as a result of the underwriters exercising a portion of their over-allotment option in connection with our December 2004 public offering. Proceeds from the January 2005 issuance of $4.3 million were used to pay down debt borrowed to finance the acquisition of IPH. The common stock was issued under a universal shelf registration statement filed with the Securities and Exchange Commission that gives us the ability to issue up to an additional $256 million of common stock, preferred stock, debt and certain other securities from time to time. During the first six months of 2005, we also issued 31,541 common shares for stock options exercised and 17,700 shares of restricted stock to directors and certain key employees under the 1999 Stock Incentive Plan.
On April 27, 2005 we renewed our line of credit with U.S. Bank National Association, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, and Bank Hapoalim B.M., and increased the amount available under the line from $70 million to $100 million. The renewed agreement expires on April 26, 2006. The terms of the renewed line of credit are essentially the same as those in place prior to the renewal. However, outstanding letters of credit issued by the Company can reduce the amount available for borrowing under the line by up to $20 million. Borrowings under the line of credit bear interest at LIBOR plus 0.6%, subject to adjustment based on the ratings of our senior unsecured debt. This line is an unsecured revolving credit facility available to support borrowings of our nonelectric operations. We anticipate that the electric utility’s cash requirements through April 2006 will be provided for by cash flows from electric utility operations. Our obligations under this line of credit are guaranteed by our 100%-owned subsidiary that owns substantially all of our nonelectric companies. As of June 30, 2005, $78.0 million of the $100 million line of credit in place at that date was in use and $12.0 million was restricted from use to cover outstanding letters of credit. Proceeds from the sale of MIS received on June 30, 2005 were used to pay down the line of credit in July 2005.
Our line of credit, $90 million 6.63% senior notes, and Lombard US Equipment Finance note contain the following covenants: a debt-to-total capitalization ratio not in excess of 60% and an interest and dividend coverage ratio of at least 1.5 to 1. The 6.63% senior notes also require that priority debt not be in excess of 20% of total capitalization. We were in compliance with all of the covenants under these financing agreements as of June 30, 2005.
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
Cash provided by operating activities from continuing operations decreased $13.6 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, reflecting a $7.9 million increase in net income and depreciation expense from continuing operations and a $3.2 million decrease in cash used for noncurrent liabilities and deferred credits, offset by a $20.7 million increase in changes in working capital, a $2.0 million increase in discretionary pension contributions and a $2.0 million net increase in cash used for deferred taxes and other deferred debits between the periods. In addition to the $13.6 million decrease in cash provided by continuing operations, cash provided by discontinued operations decreased by $2.3 million between the quarters resulting in a decrease in net cash provided by continuing and discontinued operations of $16.0 million.
A major use of operating cash in the first six months of 2005 related to a $20.4 million increase in inventory during the period, exclusive of inventory from business acquisitions. Inventories increased $9.0 million among the manufacturing companies, $4.9 million in the plastics segment, $3.9 million in the food ingredient processing segment, $1.3 million in the health services segment and $1.0 million in the electric segment. The increase is due to typical increases in inventories during this time of year and also due to an increase in material prices and a backlog at DMI which caused more steel to be ordered to support production of wind tower orders. The $17.6 million increase in other current assets from December 31, 2004 to June 30, 2005 is mainly due to increases in costs in excess of billings at companies using percentage-of-completion accounting with DMI showing the largest increase as wind tower jobs in progress move closer to completion.
Excluding $33.7 million in net cash received from the sales of discontinued operations, net cash used in investing activities was $36.0 million for the six months ended June 30, 2005 compared with $21.3 million for the six months ended June 30, 2004. Cash used for capital expenditures increased by $5.7 million between the periods. An increase in capital expenditures in the manufacturing segment between the periods of $2.1 million was made up of the following: increased expenditures mainly related to the purchase of production and office equipment and warehouse improvements in 2005. Capital expenditures increased by $1.8 million in the electric segment between the periods reflecting purchases of substation and load management equipment and service meters and the installation of new underground and overhead service extensions in 2005. Capital expenditures at IPH were $0.9 million in the first six months of 2005 related to the installation of additional production capacity. Capital expenditures increased $0.7 million in our other business operations segment and $0.2 million in our plastics segment between the periods. We invested $10.5 million in cash, net of cash acquired, for acquisitions in the first six months of 2005. Proceeds from the disposal of noncurrent assets increased $0.8 million between the periods.
Net cash provided by financing activities from continuing and discontinued operations increased $20.7 million in the six months ended June 30, 2005 compared with the six months ended June 30, 2004 mainly due to a $24.8 million increase in short-term borrowings and checks issued in excess of cash between the quarters. This increase was partially offset by a $2.1 million increase in common dividends paid between the periods as a result of the issuance of over 3.2 million common shares since June 30, 2004 combined with a one-cent increase in the dividend paid per common share in the first and second quarters of 2005 compared with the first and second quarters of 2004, and a $1.6 million increase in cash used in financing activities of discontinued operations mainly related to the retirement of debt.
There has not been any material changes in our contractual obligations from those reported under the caption “Capital Requirements” on page 24 of our 2004 Annual Report to Shareholders. However, as a result of the Big Stone II plant project moving into the permitting phase, we have a commitment to spend $2 million on this project through October 2006. These funds were placed on deposit with a trustee in an interest-bearing account in June 2005. We do not have any off-balance-sheet arrangements or any relationships with unconsolidated entities or financial partnerships.
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
We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as depreciable lives, asset impairment evaluations, tax provisions, collectability of trade accounts receivable, self-insurance programs, valuation of forward energy contracts, unbilled electric revenues, unscheduled power exchanges, Midwest Independent Transmission System Operator (MISO) electric market residual load adjustments, service contract maintenance costs, percentage-of-completion and actuarially determined benefits costs. As better information becomes available or actual amounts are known, estimates are revised. Operating results can be affected by revised estimates. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the application of these critical accounting policies and the development of these estimates with the Audit Committee of the Board of Directors.
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

A discussion of critical accounting policies is included under the caption “Critical Accounting Policies Involving Significant Estimates” on pages 29 through 31 of our 2004 Annual Report to Shareholders. There were no material changes in critical accounting policies or estimates during the quarter ended June 30, 2005 with the exception of estimating residual load adjustment costs related to MISO Day 2 electric market operations.
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
The following factors, among others, could cause actual results for the Company to differ materially from those discussed in the forward-looking statements:
•	We are subject to government regulations and actions that may have a negative impact on our business and results of operations.

•	Weather conditions can adversely affect our operations and revenues.

•	Liquidated damages due to implementation of the MISO Day 2 electric markets.

•	Federal and state environmental regulation could cause us to incur substantial capital expenditures which could result in increased operating costs.
•	Our plans to grow and diversify through acquisitions may not be successful and could result in poor financial performance.

•	Competition is a factor in all of our businesses.

•	Economic uncertainty could have a negative impact on our future revenues and earnings.

•	Volatile financial markets could restrict our ability to access capital and could increase borrowing costs and pension plan expenses.

•	Our food ingredient processing segment operates in a highly competitive market and is dependent on adequate sources of raw materials for processing. Should the supply of these raw materials be affected by poor growing conditions, this could negatively impact the results of operations for this segment. This segment could also be impacted by foreign currency changes between Canadian and United States currencies and prices of natural gas.

•	Our plastics segment is highly dependent on a limited number of vendors for PVC resin. The loss of a key vendor or an interruption or delay in the supply of PVC resin could result in reduced sales or increased costs for this segment.

•	Our health services businesses may not be able to retain or comply with the dealership arrangement and other agreements with Philips Medical.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2005 we had limited exposure to market risk associated with interest rates and commodity prices and limited exposure to market risk associated with changes in foreign currency exchange rates. Outstanding trade accounts receivable of the Canadian operations of IPH are not at risk of valuation change due to changes in foreign currency exchange rates because the Canadian company transacts all sales in U.S. dollars. However, IPH does have market risk related to changes in foreign currency exchange rates because approximately 25% of IPH sales are outside the United States and the Canadian operations of IPH pays its operating expenses in Canadian dollars.
The majority of our consolidated long-term debt has fixed interest rates. The interest rate on variable rate long-term debt is reset on a periodic basis reflecting current market conditions. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt. As of June 30, 2005, we had $23.2 million of long-term debt subject to variable interest rates. Assuming no change in our financial structure, if variable interest rates were to average one percentage point higher or lower than the average variable rate on June 30, 2005, interest expense and pretax earnings would change by approximately $232,000 on an annualized basis.
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
Our energy services subsidiary has entered into over-the-counter natural gas forward swap transactions that qualify as derivatives subject to mark-to-market accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Although our energy services subsidiary manages its risk by balancing its position in these transactions relative to its market position in the contracts entered into for physical delivery, these swap transactions do not qualify for the normal purchases and sales exception nor do they qualify for hedge accounting treatment under SFAS No. 133. These contracts are held for trading purposes with both realized and unrealized net gains and losses reflected in revenue on our consolidated statement of income for the three and six months ended June 30, 2005 in accordance with the guidance provided in EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.
The following table shows the effect of marking-to-market our energy services subsidiary’s forward natural gas swap transactions on our consolidated balance sheet as of June 30, 2005 and the change in our consolidated balance sheet position from December 31, 2004 to June 30, 2005:

(in thousands)	June 30, 2005

Current asset – marked-to-market gain	$852
Current liability – marked-to-market loss	(812)

Net fair value of marked-to-market gas contracts	$40

Year-to-date
(in thousands)	June 30, 2005

Fair value at beginning of year	$134
Amount realized on contracts entered into in 2004 and settled in 2005	(62)
Changes in fair value of contracts entered into in 2004	—

Net fair value of contracts entered into in 2004 at end of period	72
Changes in fair value of contracts entered into in 2005	(32)

Net fair value end of period	$40

The $40,000 in recognized but unrealized net gain on these forward natural gas swap transactions marked-to-market on June 30, 2005 is expected to be realized on settlement as scheduled over the following quarters in the amounts listed:

	3rd Quarter	4th Quarter
(in thousands)	2005	2005	Total

Net gain	$37	$3	$40
We have minimal credit risk associated with the nonperformance or nonpayment by counterparties to these forward gas swap transactions as we have only one major counterparty to these transactions and this counterparty has a high investment grade credit rating.
The electric utility has market, price and credit risk associated with forward contracts for the purchase and sale of electricity. As of June 30, 2005 the electric utility had recognized, on a pretax basis, $1,130,000 in net unrealized gains on open forward contracts for the purchase and sale of electricity. Due to the nature of electricity and the physical aspects of the electricity transmission system, unanticipated events affecting the transmission grid can result in transmission constraints and the cancellation of scheduled transactions by the independent transmission system operator. In these situations, the counterparties to the cancelled transaction are generally not made whole for the difference in the contract price and the market price of the electricity at the time of cancellation. In some instances the electric utility may deliver on a sale where its offsetting purchase has been cancelled or is undeliverable, or take delivery on a purchase where its offsetting sale has been cancelled or is undeliverable. All forward energy transactions are subject to a small, and likely unquantifiable, risk of cancellation by the independent transmission system operator due to unanticipated physical constraints on the transmission system. At the time of cancellation, the electric utility could be in a gain or loss position depending on the market price of electricity relative to the contract price and the electric utility’s position in the transaction.

The market prices used to value the electric utility’s forward contracts for the purchases and sales of electricity are determined by survey of counterparties by the electric utility’s power services’ personnel responsible for contract pricing and benchmarked to regional hub prices. Of the forward energy contracts that are marked-to-market as of June 30, 2005, 50% of the forward purchases of electricity had offsetting sales in terms of volumes and delivery periods. The amount of unrealized marked-to-market gains recognized on forward purchases of electricity that were not offset by forward sales of electricity was $748,000.
We have in place an energy risk management policy with a goal to manage, through the use of defined risk management practices, price risk and credit risk associated with wholesale power purchases and sales. With the advent of the MISO Day 2 market, several changes were made to the energy risk management policy to recognize new trading opportunities created by this new market. Most of the changes were in new volumetric limits and loss limits to adequately manage the risks associated with these new opportunities. In addition, a Value at Risk (VaR) limit was also implemented to further manage market price risk. Exposure to price risk on any open positions as of June 30, 2005 was not material.
The following tables show the effect of marking-to-market forward contracts for the purchase and sale of electricity on our consolidated balance sheet as of June 30, 2005 and the change in our consolidated balance sheet position from December 31, 2004 to June 30, 2005:

(in thousands)	June 30, 2005

Current asset – marked-to-market gain	$4,143
Regulatory asset – deferred marked-to-market loss	830

Total assets	4,973

Current liability – marked-to-market loss	(2,687)
Regulatory liability – deferred marked-to-market gain	(1,156)

Total liabilities	(3,843)

Net fair value of marked-to-market energy contracts	$1,130

Year-to-date
(in thousands)	June 30, 2005

Fair value at beginning of year	$301
Amount realized on contracts entered into in 2004 and settled in 2005	(322)
Changes in fair value of contracts entered into in 2004	21

Net fair value of contracts entered into in 2004 at end of period	0
Changes in fair value of contracts entered into in 2005	1,130

Net fair value end of period	$1,130

The $1,130,000 in recognized but unrealized net gains on the forward energy purchases and sales marked-to-market on June 30, 2005 is expected to be realized on physical settlement as scheduled over the following quarter in the amount listed:

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
(in thousands)	2005	2005	2006	2006	Total

Net gain	$383	$52	$557	$138	$1,130

We have credit risk associated with the nonperformance or nonpayment by counterparties to our forward energy purchases and sales agreements. We have established guidelines and limits to manage credit risk associated with wholesale power purchases and sales. Specific limits are determined by a counterparty’s financial strength. Our credit risk with our largest counterparty on delivered and marked-to-market forward contracts as of June 30, 2005 was $1.6 million. As of June 30, 2005 we had a net credit risk exposure of $4.1 million from eleven counterparties with investment grade credit ratings.
The $4.1 million credit risk exposure includes net amounts due to the electric utility on receivables/payables from completed transactions billed and unbilled plus marked-to-market gains/losses on forward contracts for the purchase and sale of electricity scheduled for delivery after June 30, 2005. Individual counterparty exposures are offset according to legally enforceable netting arrangements.
Counterparties with investment grade credit ratings have minimum credit ratings of BBB- (Standard & Poor’s), Baa3 (Moody’s) or BBB- (Fitch).
Item 4. Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.
On April 1, 2005, the MISO Day 2 market became effective which impacted the Company’s regulated electric generation and purchased power. In connection with the implementation of MISO Day 2, we have implemented new processes and modified existing process to facilitate participation in, and resultant settlements within the MISO market. Apart from this change, there have not been any other changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company does not have a publicly announced stock repurchase program. The following table shows previously issued common shares that were surrendered to the Company during the quarter ended June 30, 2005, by employees to pay taxes in connection with the vesting of restricted stock granted to such employees under the Company’s 1999 Stock Incentive Plan:

	Total number of	Average price
Period	shares purchased	paid per share

April 2005	14,295	$25.10
May 2005	—	—
June 2005	—	—

Total	14,295

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of the Company was held on April 11, 2005, for the purpose of electing three nominees to the Board of Directors with terms expiring in 2008 and to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. All nominees for directors as listed in the proxy statement were elected. The names of each other director whose term of office continued after the meeting are as follows: Karen M. Bohn, Thomas M. Brown, Arvid R. Liebe, John C. MacFarlane, Gary J. Spies, and Robert N. Spolum. The voting results are as follows:

	Shares	Shares Voted	Broker
Election of Directors	Voted For	Withheld Authority	Non-Votes
Dennis R. Emmen	22,524,766	1,274,497	-0-
Kenneth L. Nelson	23,167,503	631,760	-0-
Nathan I. Partain	23,307,042	492,221	-0-

Ratification of		Shares	Shares
Independent Registered	Shares	Voted	Voted	Broker
Public Accounting Firm	Voted For	Against	Abstain	Non-Votes
Deloitte & Touche LLP	23,214,836	347,494	236,933	-0-

Item 6. Exhibits
10.1	Big Stone II Power Plant Participation Agreement dated as of June 30, 2005 by and among Central Minnesota Municipal Power Agency, Great River Energy, Heartland Consumers Power District, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., Otter Tail Corporation dba Otter Tail Power Company, Southern Minnesota Municipal Power Agency and Western Minnesota Municipal Power Agency, as Owners. *

10.2	Big Stone II Power Plant Operation & Maintenance Services Agreement dated as of June 30, 2005 by and among Central Minnesota Municipal Power Agency, Great River Energy, Heartland Consumers Power District, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., Otter Tail Corporation dba Otter Tail Power Company, Southern Minnesota Municipal Power Agency and Western Minnesota Municipal Power Agency, as Owners, and Otter Tail Corporation dba Otter Tail Power Company, as Operator. *

10.3	Big Stone I and Big Stone II 2005 Joint Facilities Agreement dated as of June 30, 2005 by and among Central Minnesota Municipal Power Agency, Great River Energy, Heartland Consumers Power District, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., NorthWestern Corporation dba NorthWestern Energy, Otter Tail Corporation dba Otter Tail Power Company, Southern Minnesota Municipal Power Agency and Western Minnesota Municipal Power Agency, as Owners. *

10.4	Form of 2005 Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 15, 2005) **

10.5	Executive Annual Incentive Plan (Effective April 1, 2005) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 15, 2005) **

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential information has been omitted from this Exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

**	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OTTER TAIL CORPORATION

By:	/s/ Kevin G. Moug
Kevin G. Moug
Chief Financial Officer and Treasurer (Chief Financial Officer/Authorized Officer)

Dated: August 9, 2005

EXHIBIT INDEX

Exhibit Number	Description
10.1	Big Stone II Power Plant Participation Agreement dated as of June 30, 2005 by and among Central Minnesota Municipal Power Agency, Great River Energy, Heartland Consumers Power District, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., Otter Tail Corporation dba Otter Tail Power Company, Southern Minnesota Municipal Power Agency and Western Minnesota Municipal Power Agency, as Owners. *

10.2	Big Stone II Power Plant Operation & Maintenance Services Agreement dated as of June 30, 2005 by and among Central Minnesota Municipal Power Agency, Great River Energy, Heartland Consumers Power District, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., Otter Tail Corporation dba Otter Tail Power Company, Southern Minnesota Municipal Power Agency and Western Minnesota Municipal Power Agency, as Owners, and Otter Tail Corporation dba Otter Tail Power Company, as Operator. *

10.3	Big Stone I and Big Stone II 2005 Joint Facilities Agreement dated as of June 30, 2005 by and among Central Minnesota Municipal Power Agency, Great River Energy, Heartland Consumers Power District, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., NorthWestern Corporation dba NorthWestern Energy, Otter Tail Corporation dba Otter Tail Power Company, Southern Minnesota Municipal Power Agency and Western Minnesota Municipal Power Agency, as Owners. *

10.4	Form of 2005 Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 15, 2005) **

10.5	Executive Annual Incentive Plan (Effective April 1, 2005) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 15, 2005) **

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential information has been omitted from this Exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

**	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K