Form 10-Q
period 2005-09-30
OTTER TAIL CORP
filed 2005-11-09
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:
October 31, 2005 — 29,347,813 Common Shares ($5 par value)

OTTER TAIL CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Otter Tail Corporation
Consolidated Balance Sheets
(not audited)
-Assets-

	September 30,	December 31,
	2005	2004
	(Thousands of dollars)
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable:
Trade—net	121,822	116,141
Other	10,790	9,872
Inventories	83,361	72,504
Deferred income taxes	4,942	4,852
Accrued utility revenues	17,598	15,344
Costs and estimated earnings in excess of billings	18,103	18,145
Other	23,289	7,800
Assets of discontinued operations	4,817	30,937

Total current assets	284,722	275,595

Investments and other assets	38,406	42,650
Goodwill—net	98,879	92,196
Other intangibles—net	21,383	19,600

Deferred debits
Unamortized debt expense and reacquisition premiums	6,597	7,291
Regulatory assets and other deferred debits	17,604	16,692

Total deferred debits	24,201	23,983

Plant
Electric plant in service	898,665	890,200
Nonelectric operations	223,481	208,311

Total plant	1,122,146	1,098,511
Less accumulated depreciation and amortization	456,005	436,856

Plant—net of accumulated depreciation and amortization	666,141	661,655
Construction work in progress	24,910	18,469

Net plant	691,051	680,124

Total	$1,158,642	$1,134,148

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Balance Sheets
(not audited)
-Liabilities-

	September 30,	December 31,
	2005	2004
	(Thousands of dollars)
Current liabilities
Short-term debt	$33,000	$39,950
Current maturities of long-term debt	4,493	6,016
Accounts payable	74,324	84,433
Accrued salaries and wages	17,949	17,330
Accrued federal and state income taxes	5,854	3,700
Other accrued taxes	10,802	11,391
Other accrued liabilities	17,123	10,417
Liabilities of discontinued operations	1,536	8,585

Total current liabilities	165,081	181,822

Pensions benefit liability	18,984	16,703
Other postretirement benefits liability	26,402	25,053
Other noncurrent liabilities	13,826	11,874

Deferred credits
Deferred income taxes	122,376	121,301
Deferred investment tax credit	9,613	10,477
Regulatory liabilities	60,333	56,909
Other	3,135	1,662

Total deferred credits	195,457	190,349

Capitalization

Long-term debt, net of current maturities	258,981	261,805

Class B stock options of subsidiary	1,258	1,832
Class B stock of subsidiary	745	—

Cumulative preferred shares authorized 1,500,000 shares without par value; outstanding 2005 and 2004 — 155,000 shares	15,500	15,500

Cumulative preference shares — authorized 1,000,000 shares without par value; outstanding — none	—	—

Common shares, par value $5 per share authorized 50,000,000 shares; outstanding 2005 — 29,330,191 and 2004 — 28,976,919	146,651	144,885
Premium on common shares	94,779	87,865
Unearned compensation	(1,998)	(2,577)
Retained earnings	224,243	199,427
Accumulated other comprehensive loss	(1,267)	(390)

Total common equity	462,408	429,210
Total capitalization	738,892	708,347

Total	$1,158,642	$1,134,148

See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Statements of Income
(not audited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except share		(In thousands, except share
	and per share amounts)		and per share amounts)
Operating revenues	$272,658	$214,719	$761,169	$617,759

Operating expenses
Production fuel	14,485	12,477	40,211	38,267
Purchased power — system use	13,295	10,050	44,737	30,875
Electric operation and maintenance expenses	23,383	19,158	72,635	62,637
Cost of goods sold (excludes depreciation; included below)	147,196	118,690	410,872	332,648
Other nonelectric expenses	26,485	20,667	74,946	62,498
Goodwill impairment loss	1,003	—	1,003	—
Depreciation and amortization	11,720	10,882	34,658	31,918
Property taxes — electric operations	2,735	2,722	7,816	7,570

Total operating expenses	240,302	194,646	686,878	566,413

Operating income	32,356	20,073	74,291	51,346

Other income	1,073	114	1,482	880
Interest charges	4,657	4,582	14,064	13,291

Income from continuing operations before income taxes	28,772	15,605	61,709	38,935
Income taxes — continuing operations	10,692	4,936	21,612	12,200

Income from continuing operations	18,080	10,669	40,097	26,735

Discontinued operations
(Loss)/income from discontinued operations net of taxes of ($334); $234; ($97) and $387 for the respective periods	(504)	357	(156)	582
Net gain on disposition of discontinued operations — net of taxes of $17 and $5,786 for the three and nine months ended September 30, 2005	27	—	9,937	—

Net income from discontinued operations	(477)	357	9,781	582

Net income	17,603	11,026	49,878	27,317
Preferred dividend requirements	185	184	552	552

Earnings available for common shares	$17,418	$10,842	$49,326	$26,765

Basic earnings per common share:
Continuing operations (net of preferred dividend requirement)	$0.61	$0.40	$1.36	$1.01
Discontinued operations	$(0.01)	$0.02	$0.33	$0.02

	$0.60	$0.42	$1.69	$1.03

Diluted earnings per common share:
Continuing operations (net of preferred dividend requirement)	$0.61	$0.40	$1.35	$1.01
Discontinued operations	$(0.02)	$0.02	$0.33	$0.02

	$0.59	$0.42	$1.68	$1.03

Average number of common shares outstanding — basic	29,245,640	26,010,252	29,176,625	25,898,244
Average number of common shares outstanding — diluted	29,441,410	26,121,911	29,289,438	26,019,550
Dividends per common share	$0.280	$0.275	$0.840	$0.825
See accompanying notes to consolidated financial statements

Otter Tail Corporation
Consolidated Statements of Cash Flows
(not audited)

	Nine months ended
	September 30,
	2005	2004
	(Thousands of dollars)
Cash flows from operating activities
Net income	$49,878	$27,317
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from sale of discontinued operations	(9,937)	—
Loss /(income) from discontinued operations	156	(582)
Depreciation and amortization	34,658	31,918
Deferred investment tax credit	(864)	(864)
Deferred income taxes	(1,854)	2,548
Change in deferred debits and other assets	4,313	460
Discretionary contribution to pension plan	(4,000)	(4,000)
Change in noncurrent liabilities and deferred credits	4,466	3,767
Allowance for equity (other) funds used during construction	(601)	(573)
Change in derivatives net of regulatory deferral	(2,766)	1,756
Other — net	2,234	1,399
Cash (used for) provided by current assets and current liabilities:
Change in receivables	(5,962)	1,030
Change in inventories	(7,682)	(6,815)
Change in other current assets	(9,344)	(13,781)
Change in payables and other current liabilities	(9,771)	(18,240)
Change in interest and income taxes payable	(4,175)	4,169

Net cash provided by continuing operations	38,749	29,509
Net cash provided by discontinued operations	3,493	2,336

Net cash provided by operating activities	42,242	31,845

Cash flows from investing activities
Capital expenditures	(42,150)	(34,183)
Proceeds from disposal of noncurrent assets	3,923	3,406
Acquisitions—net of cash acquired	(11,223)	(69,069)
Increases in other investments	3,369	(8,483)

Net cash used in investing activities — continuing operations	(46,081)	(108,329)
Net proceeds from the sales of discontinued operations	33,685	—
Net cash provided by (used in) investing activities — discontinued operations	559	(592)

Net cash used in investing activities	(11,837)	(108,921)

Cash flows from financing activities
Change in checks written in excess of cash	1,970	5,685
Net short-term borrowings	(6,950)	85,757
Proceeds from issuance of common stock, net of issuance expenses	8,266	7,796
Payments for retirement of common stock	(365)	(349)
Proceeds from issuance of long-term debt, net of issuance expenses	339	540
Payments for retirement of long-term debt	(5,304)	(6,431)
Dividends paid and other distributions	(25,060)	(21,910)

Net cash (used in) provided by financing activities — continuing operations	(27,104)	71,088
Net cash used in financing activities — discontinued operations	(2,996)	(1,801)

Net cash (used in) provided by financing activities	(30,100)	69,287

Effect of foreign exchange rate fluctuations on cash	(305)	79

Net change in cash and cash equivalents	—	(7,710)
Cash and cash equivalents at beginning of period	—	7,710

Cash and cash equivalents at end of period	$—	$—

Supplemental cash flow information
Cash paid during the year from continuing operations for:
Interest (net of amount capitalized)	$11,354	$9,844
Income taxes	$26,740	$8,557

Cash paid during the year from discontinued operations for:
Interest (net of amount capitalized)	$85	$85
Income taxes	$2,178	$467
See accompanying notes to consolidated financial statements

OTTER TAIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(not audited)
In the opinion of management, Otter Tail Corporation (the Company) has included all adjustments (including normal recurring accruals) necessary for a fair presentation of the consolidated results of operations for the periods presented. The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes as of and for the years ended December 31, 2004, 2003 and 2002 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Because of seasonal and other factors, the earnings for the three and nine-month periods ended September 30, 2005 should not be taken as an indication of earnings for all or any part of the balance of the year.
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

Below, are condensed balance sheets, at the date of the business combinations, disclosing the preliminary allocation of the purchase price assigned to each major asset and liability category of the acquired companies:

	Performance	Shoreline	Southeast
(in thousands)	Tool	Industries	Floating Docks

Assets
Current assets	$748	$457	$2,437
Plant	1,396	260	415
Goodwill	1,794	1,509	2,804
Other intangible assets	800	557	1,150

Total assets	$4,738	$2,783	$6,806

Liabilities and equity
Current liabilities	$324	$86	$318
Deferred revenue	—	—	2,520
Deferred income taxes	—	295	—
Long-term debt	298	—	—

Total liabilities	$622	$381	$2,838

Cash paid	$4,116	$2,402	$3,968

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

	September 30,	December 31,
(in thousands)	2005	2004

Costs incurred on uncompleted contracts	$156,247	$99,213
Less billings to date	(161,826)	(96,413)
Plus estimated earnings recognized	17,000	12,469

	$11,421	$15,269

The following amounts are included in the Company’s consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts are included in accounts payable:

	September 30,	December 31,
(in thousands)	2005	2004

Costs and estimated earnings in excess of billings on uncompleted contracts	$18,103	$18,145
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,682)	(2,876)

	$11,421	$15,269

The percent of revenue recognized under the percentage-of-completion method compared to total consolidated revenues was 20.0% for the nine months ended September 30, 2005 compared with 21.4% for the nine months ended September 30, 2004.
Stock-based compensation
The Company has elected to follow the accounting provisions of Accounting Principle Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.
Had compensation costs for the stock options issued been determined based on estimated fair value at the award dates, as prescribed by SFAS No. 123, the Company’s net income for three and nine month periods ended September 30, 2005 and September 30, 2004 would have decreased as presented in the table below. This may not be representative of the pro forma effects for future periods if additional options are granted.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Net income
As reported	$17,603	$11,026	$49,878	$27,317
Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(213)	(330)	(497)	(874)

Pro forma	$17,390	$10,696	$49,381	$26,443

Basic earnings per share
As reported	$0.60	$0.42	$1.69	$1.03
Pro forma	$0.59	$0.40	$1.67	$1.00
Diluted earnings per share
As reported	$0.59	$0.42	$1.68	$1.03
Pro forma	$0.58	$0.40	$1.67	$1.00
Adjustments and Reclassifications
Certain prior year amounts reported on the Company’s consolidated balance sheet have been reclassified to conform to 2005 presentation. On the Company’s consolidated balance sheets, regulatory assets and other deferred debits, previously disclosed on separate lines, have been combined on a single line. December 31, 2004 balance sheet amounts reflect the reclassification of certain assets and liabilities of both St. George Steel Fabrication, Inc. (SGS) and Chassis Liner Corporation (CLC) from continuing operations to discontinued operations as a result of the status of efforts to sell these businesses in 2005. The Company’s income statement for the three and nine months ended September 30, 2004 reflects the reclassifications of the operating results to discontinued operations of Midwest Information Systems, Inc. (MIS) and SGS because these companies have been sold, and of CLC because its sale is pending. Such reclassifications had no impact on total consolidated assets, net income or shareholders’ equity.
On the Company’s consolidated statement of cash flows for the nine months ended September 30, 2004 the change in the amount of checks issued in excess of cash, included in accounts payable on the Company’s consolidated balance sheet, was reclassified from change in payables and other current liabilities under cash flows from operating activities to change in checks written in excess of cash under cash flows from financing activities. This reclassification decreased cash flows from operating activities of continuing operations and increased cash flows from financing activities of continuing operations by $5,685,000 for the nine months ended September 30, 2004.
Inventories
Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2005	2004

Finished goods	$32,234	$34,081
Work in process	4,677	3,733
Raw material, fuel and supplies	46,450	34,690

	$83,361	$72,504

Goodwill and Other Intangible Assets
Goodwill increased $6,683,000 in the first nine months of 2005, net of a $1,003,000 impairment write-off of goodwill at the Company’s energy services subsidiary included in the other business operations segment. The increase in goodwill is primarily due to the acquisitions of Performance Tool, Shoreline and Southeast Floating Docks in the manufacturing segment, but also includes a $1,833,000 increase in goodwill for adjustments related to the 2004 acquisition of Idaho Pacific Holdings, Inc. (IPH) in the food ingredient processing segment.
In light of rising natural gas prices and greater volatility in natural gas futures prices, the Company reassessed the value of recorded goodwill of its energy services subsidiary as of September 30, 2005, based on the present value of expected future cash flows from the operation of this business. As a result of this assessment, the Company determined the entire amount of goodwill related to this business was impaired and recorded a goodwill impairment loss of $1,003,000 in September 2005.
The following table summarizes the components of the Company’s intangible assets at September 30, 2005 and December 31, 2004.

	September 30, 2005			December 31, 2004
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(in thousands)	amount	amortization	amount	amount	amortization	amount

Amortized intangible assets:
Covenants not to compete	$2,338	$1,569	$769	$1,966	$1,334	$632
Customer relationships	10,575	473	10,102	10,045	148	9,897
Other intangible assets including contracts	2,802	1,618	1,184	2,523	1,387	1,136

Total	$15,715	$3,660	$12,055	$14,534	$2,869	$11,665

Non-amortized intangible assets:
Brand/trade name	$9,328	$—	$9,328	$7,935	$—	$7,935

Intangible assets with finite lives are being amortized over average lives ranging from one to twenty-five years. The amortization expense for these intangible assets was $855,000 for the nine months ended September 30, 2005 compared to $493,000 for the nine months ended September 30, 2004. The estimated annual amortization expense for these intangible assets for the next five years is: $1,116,000 for 2005, $1,027,000 for 2006, $914,000 for 2007, $763,000 for 2008 and $612,000 for 2009.
New Accounting Standards
SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, was issued in November 2004 to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. This statement also requires that allocation of fixed production overheads to the costs of converting materials into finished products be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 with earlier application permitted. The early application of this standard by the Company did not have a material effect on its consolidated net income, financial position or cash flows.
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
SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, was issued in December 2004. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement shall be effective and applied prospectively for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier application permitted. The early application of this standard by the Company did not have a material effect on its consolidated net income, financial position or cash flows.
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
Food ingredient processing consists of IPH, which owns and operates potato dehydration plants in Ririe, Idaho; Center, Colorado and Souris, Prince Edward Island, Canada, producing dehydrated potato products that are sold in the United States, Canada, Europe, the Middle East, the Pacific Rim and Central America.
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
The Company evaluates the performance of its business segments and allocates resources to them based on earnings contribution and return on total invested capital. Information on continuing operations for the business segments for three and nine month periods ended September 30, 2005 and 2004 and total assets by business segment as of September 30, 2005 and December 31, 2004 is presented in the following tables.
Operating Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Electric	$85,770	$62,640	$233,403	$195,944
Plastics	45,462	27,574	113,621	86,646
Manufacturing	59,803	52,373	183,190	144,586
Health services	30,653	27,741	89,775	80,014
Food ingredient processing	9,808	4,803	27,297	4,803
Other business operations	42,276	40,255	116,880	107,676
Intersegment eliminations	(1,114)	(667)	(2,997)	(1,910)

Total	$272,658	$214,719	$761,169	$617,759

Income (Loss) Before Income Taxes

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Electric	$24,351	$9,820	$43,906	$32,037
Plastics	4,873	1,944	13,230	6,843
Manufacturing	1,459	4,120	10,678	8,308
Health services	1,898	1,601	5,282	2,125
Food ingredient processing	505	367	2,114	367
Other business operations	(4,314)	(2,247)	(13,501)	(10,745)

Total	$28,772	$15,605	$61,709	$38,935

Identifiable Assets

	September 30,	December 31,
(in thousands)	2005	2004

Electric	$640,974	$634,433
Plastics	78,527	67,574
Manufacturing	177,587	150,800
Health services	65,650	66,506
Food ingredient processing	96,282	92,392
Other business operations	94,805	91,506
Discontinued operations	4,817	30,937

Total	$1,158,642	$1,134,148

No single external customer accounts for 10% or more of the Company’s revenues. Substantially all of the Company’s long-lived assets are within the United States except for a food ingredient processing dehydration plant in Souris, Prince Edward Island, Canada. For the three months ended September 30, 2005, 97.9 % of the Company’s consolidated revenue came from sales within the United States, 0.8% came from sales in Canada and the remaining 1.3% came from sales in various foreign countries around the world. For the three months ended September 30, 2004, 99.4% of the Company’s consolidated revenue came from sales within the United States and the remaining 0.6% came from sales in various foreign countries around the world.
For the nine months ended September 30, 2005, 98.0% of the Company’s consolidated revenue came from sales within the United States, 0.9% came from sales in Canada and the remaining 1.1% came from sales in various foreign countries around the world. For the nine months ended September 30, 2004, 96.8% of the Company’s consolidated revenue came from sales within the United States, 2.6% came from sales in Canada and the remaining 0.6% came from sales in various foreign countries around the world.
Discontinued Operations
In the second quarter of 2005, the Company completed the sales of MIS and SGS. Discontinued operations includes the operating results of SGS and CLC for the three and nine month periods ended September 30, 2005 and 2004, and the operating results of MIS for the three month period ended September 30, 2004 and the nine month periods ended September 30, 2005 and 2004. Discontinued operations also includes an after-tax gain on the sale of MIS of $11.9 million, an after-tax loss on the sale of SGS of $1.8 million and an estimated after-tax loss related to the anticipated sale of CLC of $0.2 million for the nine month period ended September 30, 2005 based on the expected sales price and the costs of disposition. MIS, SGS and CLC meet requirements to be reported as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The results of discontinued operations for the three and nine months ended September 30, 2005 and 2004 are summarized as follows:

	Three months ended				Three months ended
	September 30, 2005				September 30, 2004
(in thousands)	MIS	SGS	CLC	Total	MIS	SGS	CLC	Total

Operating revenues	$—	$213	$1,868	$2,081	$2,157	$3,807	$1,580	$7,544
Income/(loss) before income taxes	—	(161)	(677)	(838)	882	(164)	(127)	591
Gain/(loss) on disposition - pretax	—	44	—	44	—	—	—	—
Income tax expense/(benefit)	—	(47)	(270)	(317)	352	(65)	(53)	234

	Nine months ended				Nine months ended
	September 30, 2005				September 30, 2004
(in thousands)	MIS	SGS	CLC	Total	MIS	SGS	CLC	Total

Operating revenues	$3,773	$6,542	$5,640	$15,955	$6,227	$10,386	$5,684	$22,297
Income/(loss) before income taxes	2,167	(1,724)	(696)	(253)	2,451	(1,253)	(229)	969
Gain/(loss) on disposition - pretax	19,025	(3,002)	(300)	15,723	—	—	—	—
Income tax expense/(benefit)	7,975	(1,890)	(396)	5,689	980	(500)	(93)	387
     The results of discontinued operations for the quarter ended December 31, 2004 are as follows:

	Quarter Ended December 31, 2004
(in thousands)	MIS	SGS	CLC	Total

Operating revenues	$2,512	$6,823	$2,069	$11,404
Income before income taxes	1,247	322	65	1,634
Income tax expense	503	129	21	653
At September 30, 2005 and December 31, 2004 the major components of assets and liabilities of the discontinued operations were as follows:

	September 30, 2005			December 31, 2004
(in thousands)	SGS	CLC	Total	MIS	SGS	CLC	Total

Current assets	$2,183	$2,305	$4,488	$275	$9,344	$3,092	$12,711
Investments and other assets	—	5	5	2,270	—	5	2,275
Goodwill—net	—	—	—	5,925	—	—	5,925
Other intangibles—net	—	38	38	—	18	74	92
Net plant	—	286	286	7,960	1,618	356	9,934

Assets of discontinued operations	$2,183	$2,634	$4,817	$16,430	$10,980	$3,527	$30,937

Current liabilities	$1,002	$500	$1,502	$2,920	$2,228	$837	$5,985
Deferred credits	—	33	33	581	271	33	885
Long-term debt	—	1	1	1,710	—	5	1,715

Liabilities of discontinued operations	$1,002	$534	$1,536	$5,211	$2,499	$875	$8,585

The remaining assets of SGS consist of accounts receivable, accounts payable and inventory at estimated fair market values that were not settled or disposed of as of September 30, 2005.

Class B Stock Options and Class B Stock of Subsidiary
In June and July 2005, option holders exercised 357 IPH class B common stock options, resulting in the issuance of 357 IPH class B common shares. Total cash paid to IPH on exercise of the options and issuance of the class B common shares was $171,000. On issuance, the class B common shares were immediately put back to IPH and will be redeemed by IPH 181 days after issuance for $745,000, the value of the shares on the date of issuance.
Common Shares and Earnings per Share
In January 2005, 175,000 common shares were issued as a result of the underwriters exercising a portion of their over-allotment option in connection with the Company’s December 2004 public offering. The proceeds to the Company of $24.50 per share were used to pay down debt borrowed to finance the acquisition of IPH. In addition, during the first nine months of 2005, the Company issued 190,365 common shares for stock options exercised and 1,874 common shares for director’s compensation.
On April 11, 2005 the Company’s Board of Directors granted 74,900 stock options to key employees and 17,700 shares of restricted stock to the directors and certain key employees under the 1999 Stock Incentive Plan (the Plan). The exercise price of the stock options is equal to the fair market value per share at the date of the grant. The options vest six months from the grant date and expire ten years after the date of the grant. As of September 30, 2005 a total of 1,304,764 vested and unvested options were outstanding and a total of 232,134 shares of restricted stock had been issued under the Plan. The Company currently accounts for the Plan under APB Opinion No. 25.
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
In the first nine months of 2005, the Company retired 14,547 common shares for tax withholding purposes related to restricted shares that vested and also retired 17,120 common shares related to the return to the Company of stock that was held in escrow for performance contingencies that were not achieved in a health services acquisition.
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

Comprehensive Income

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Net income	$17,603	$11,026	$49,878	$27,317
Other comprehensive income (net-of-tax)
Minimum pension liability adjustment	—	—	(1,263)	—
Foreign currency translation gain (loss)	666	49	407	49
Unrealized (loss) on available-for-sale securities	(15)	13	(21)	(7)

Total other comprehensive income	651	62	(877)	42

Total comprehensive income	$18,254	$11,088	$49,001	$27,359

The minimum pension liability adjustment is associated with the Company’s Executive Survivor and Supplemental Retirement Plan. The foreign currency translation adjustments are associated with the Canadian operations of IPH.
Rate and Regulatory Matters
On November 30, 2004, Otter Tail Power Company filed a Report with the Minnesota Public Utilities Commission (MPUC) responding to claims of allegedly improper regulatory filings brought to the attention of the Company by certain individuals. In May and June 2005, the Energy Division of the Minnesota Department of Commerce, the Residential Utilities Division of the Office of Attorney General and the claimants filed comments in response to the report. On July 15, 2005, the Company filed reply comments. A hearing before the MPUC is scheduled for December 2005. The Company cannot predict whether the results of the hearing will have any impact on the Company’s consolidated net income, financial position or cash flows.
In a letter from the Federal Energy Regulatory Commission (FERC) Office of Market Oversight and Investigations (OMOI) dated September 27, 2005, Otter Tail Power Company was informed that the Division of Operation Audits of the OMOI would be commencing an audit of Otter Tail Power Company to determine whether and how the Company’s transmission practices are in compliance with the FERC’s applicable rules and regulations and tariff requirements and whether and how the implementation of the Company’s waivers from the requirements of Order No. 889 and Order No. 2004 restricts access to transmission information that would benefit the Company’s off-system sales. The audit will cover the period from January 1, 2003 through August 31, 2005. This is a routine audit to which all FERC jurisdictional utilities are subject. FERC has completed twenty-five of these audits since they began conducting these audits two years ago, auditing six utilities at a time and completing about twelve in a year. The audit is expected to take approximately six months to complete. The Company believes it is in compliance with applicable FERC rules, regulations and tariff requirements related to the audit. Given the preliminary nature of this audit, the Company is not able to determine whether the audit will result in any material changes to the Company’s operations or have any material effect on the Company’s consolidated net income, financial position or cash flows.
The Energy Policy Act of 2005 (the “2005 Energy Act”) was signed into law in August 2005. The 2005 Energy Act is comprehensive legislation that will substantially affect the regulation of energy companies. The 2005 Energy Act amends federal energy laws and provides the FERC with new oversight responsibilities. Among the important changes to be implemented as a result of this legislation are the following:
•	The Public Utility Holding Company Act of 1935 (PUHCA) will be repealed effective February 8, 2006. PUHCA significantly restricted mergers and acquisitions in the electric utility sector.

•	The FERC will appoint and oversee an electric reliability organization to establish and enforce mandatory reliability rules regarding the interstate electric transmission system.

•	The FERC will establish incentives for transmission companies, such as performance based rates, recovery of costs to comply with reliability rules and accelerated depreciation for investments in transmission infrastructure.

•	The Price Anderson Amendments Act of 1988, which provides the framework for nuclear liability protection, will be extended by twenty years to 2025.

•	Federal support will be available for certain clean coal power initiatives, nuclear power projects and renewable energy technologies.
The implementation of the 2005 Energy Act requires proceedings at the state level and the development of regulations by the FERC and the Department of Energy, as well as other federal agencies. The Company cannot predict when these proceedings and regulations will commence or be finalized.
The Company is still studying the legislation and its effect and cannot predict with certainty the impact on its electric operations.
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
The following table indicates the amount of regulatory assets and liabilities recorded on the Company’s consolidated balance sheet:

	September 30,	December 31,
(in thousands)	2005	2004

Regulatory assets:
Deferred income taxes	$15,364	$14,526
Debt expenses and reacquisition premiums	3,096	3,424
Deferred conservation program costs	967	1,203
Plant acquisition costs	207	240
Deferred marked-to-market losses	878	331
Accrued cost-of-energy revenue	8,491	3,348
Accumulated ARO accretion/depreciation adjustment	188	114

Total regulatory assets	$29,191	$23,186

Regulatory liabilities:
Accumulated reserve for estimated removal costs	$51,882	$49,823
Deferred income taxes	6,176	6,727
Deferred marked-to-market gains	2,118	197
Gain on sale of division office building	157	162

Total regulatory liabilities	$60,333	$56,909

Net regulatory liability position	$31,142	$33,723

The regulatory assets and liabilities related to deferred income taxes are the result of the adoption of SFAS No. 109, Accounting for Income Taxes. Debt expenses and reacquisition premiums are being recovered from electric utility customers over the remaining original lives of the reacquired debt issues, the longest of which is 16.8 years. Deferred conservation program costs represent mandated conservation expenditures recoverable through retail electric rates over the next 1.5 years. Plant acquisition costs will be amortized over the next 4.7 years. Accrued cost-of-energy revenue included in accrued utility revenues will be recovered over the next nine months. All deferred marked-to-market gains and losses are related to forward purchases and sales of energy scheduled for delivery prior to May 2006. The accumulated reserve for estimated removal costs is reduced for actual removal costs incurred. The remaining regulatory assets and liabilities are being recovered from, or will be paid to, electric customers over the next 30 years.
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
Pension Plan and Other Postretirement Benefits
Effective July 1, 2005, the Company remeasured its pension and other postretirement benefit plan obligations using the RP-2000 mortality table in place of the 1983 Group Annuity Mortality table (GAM ‘83) it used to measure its obligations and determine its annual costs under these plans in January 2005. The reason for the remeasurement was to update the mortality table to more accurately reflect current life expectancies of current employees and retirees included in the plans. Generally accepted accounting principles require that all assumptions used to measure plan obligations and determine annual plan costs be revised as of a remeasurement date. The following actuarial assumptions were updated as of the July 1, 2005 remeasurement date:

	January 1, 2005 through	July 1, 2005 through
Key assumptions and data	June 30, 2005	December 31, 2005

Discount rate	6.00%	5.25%
Long-term rate of return on plan assets	8.50%	8.50%
Social Security wage base	4.00%	3.50%
Rate of inflation	3.00%	2.50%
Rate of withdrawal	1% per year through age 54	2% per year through age 54
Mortality table	GAM ‘83	RP-2000 projected to 2006
Market value of assets — beginning of period	$141,685,000	$142,547,832
Remeasuring the Company’s pension and other postretirement benefit plan obligations as of July 1, 2005, under the revised assumptions had the effect of increasing the Company’s 2005 projected pension plan costs by $1,372,000, increasing its 2005 projected Executive Survivor and Supplemental Retirement Plan costs by $123,000 and increasing its 2005 projected costs for postretirement benefits other than pensions by $137,000.
Pension Plan—Components of net periodic pension benefit cost of the Company’s noncontributory funded pension plan are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Service cost—benefit earned during the period	$1,313	$1,247	$3,381	$3,047
Interest cost on projected benefit obligation	2,413	2,393	7,309	7,093
Expected return on assets	(3,040)	(3,314)	(9,032)	(9,314)
Amortization of prior-service cost	805	223	1,286	673

Net periodic pension cost	$1,491	$549	$2,944	$1,499

Cash Flows: The Company made $4.0 million in discretionary contributions to its pension plan during each of the nine month periods ended September 30, 2005 and 2004.
Executive Survivor and Supplemental Retirement Plan—Components of net periodic pension benefit cost of the Company’s unfunded, nonqualified benefit plan for executive officers and certain key management employees are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Service cost—benefit earned during the period	$111	$205	$295	$615
Interest cost on projected benefit obligation	318	372	950	1,116
Amortization of prior-service cost	17	37	53	111
Recognized net actuarial loss	145	170	353	510

Net periodic pension cost	$591	$784	$1,651	$2,352

On January 31, 2005 the Board of Directors of the Company amended and restated the Otter Tail Corporation Executive Survivor and Supplemental Retirement Plan (the ESSRP). The amendments to the ESSRP provide for reduced future benefits effective January 1, 2005, which resulted in reduced expense to the Company.
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
Postretirement Benefits—Components of net periodic postretirement benefit cost for health insurance and life insurance benefits for retired electric utility and corporate employees are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Service cost—benefit earned during the period	$342	$299	$964	$876
Interest cost on projected benefit obligation	574	645	1,906	1,935
Amortization of transition obligation	187	184	561	561
Amortization of prior-service cost	(76)	(74)	(230)	(228)
Amortization of net actuarial loss	215	182	527	525
Effect of Medicare Part D expected subsidy	(424)	(189)	(826)	(567)

Net periodic postretirement benefit cost	$818	$1,047	$2,902	$3,102

Subsequent Events
The MPUC is in the process of reviewing certain expenses related to the operations of the Midwest Independent Transmission System Operator (MISO) to determine if those expenses will be subject to recovery through the Company’s fuel cost recovery component of retail rates. A final decision on which MISO related expenses will be recoverable through the fuel cost recovery component is expected by the end of November 2005. Preliminary indications from meetings held in the first week of November are that certain MISO costs that have been included in the Company’s fuel cost recovery component of retail rates since the inception of MISO Day 2 Markets in April 2005 will not be allowed to be recovered through fuel cost recovery component of retail rates. If recovery of these costs through the fuel cost recovery component of retail rates is not allowed, the Company estimates that it would result in a reduction of approximately $0.3 million in net income in 2005.

The sale of the assets and liabilities of Chassis Liner Corporation reported as discontinued operations was completed on November 4, 2005.
In November of 2005, DMI Industries, Inc. (DMI), our manufacturer of wind towers, formed a Canadian corporation that will own and operate a wind tower manufacturing plant in Fort Erie, Ontario, Canada. The addition of the Canadian facility positions DMI to better serve wind energy customers in Canada and the Northeastern United States.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2005 and 2004
Consolidated operating revenues were $272.7 million for the three months ended September 30, 2005 compared with $214.7 million for the three months ended September 30, 2004. Operating income was $32.4 million for the three months ended September 30, 2005 compared with $20.1 million for the three months ended September 30, 2004. The Company recorded diluted earnings per share from continuing operations of $0.61 for the three months ended September 30, 2005 compared to $0.40 for the three months ended September 30, 2004 and diluted earnings/(losses) per share from discontinued operations of ($0.02) for the three months ended September 30, 2005 compared to $0.02 for the three months ended September 30, 2004.
Following is a more detailed analysis of our operating results by business segment for the three and nine month periods ended September 30, 2005 and 2004, followed by our outlook for the remainder of 2005 and a discussion of changes in our financial position during the nine months ended September 30, 2005.
Amounts presented in the segment tables below for the three month periods ended September 30, 2005 and 2004 for operating revenues, cost of goods sold and nonelectric segment operating expenses will not agree with amounts presented in the consolidated statements of income for those periods due to the elimination of intersegment transactions. The total intersegment eliminations include: $1,114,000 in operating revenues, $710,000 in cost of goods sold and $404,000 in other nonelectric expenses for the three months ended September 30, 2005; and $667,000 in operating revenues, $49,000 in cost of goods sold and $618,000 in other nonelectric expenses for the three months ended September 30, 2004.

Electric

	Three months ended
	September 30,			%
(in thousands)	2005	2004	Change	Change

Retail sales revenues	$61,481	$51,926	$9,555	18.4
Wholesale revenues	17,467	7,854	9,613	122.4
Net marked-to-market gains/(losses)	2,406	(931)	3,337	—
Other revenues	4,416	3,791	625	16.5

Total operating revenues	$85,770	$62,640	$23,130	36.9
Production fuel	14,485	12,477	2,008	16.1
Purchased power — retail use	13,295	10,050	3,245	32.3
Other operation and maintenance expenses	23,383	19,158	4,225	22.1
Depreciation and amortization	6,084	6,014	70	1.2
Property taxes	2,735	2,722	13	0.5

Operating income	$25,788	$12,219	$13,569	111.0

The increase in retail electric revenue is due to a combination of two factors: an 8.3% increase in retail megawatt-hour (mwh) sales and a $4.5 million increase in cost-of-energy adjustment revenues related to the recovery of increased fuel and purchase power costs in the third quarter of 2005. A 62.2% increase in cooling degree-days between the quarters was a factor contributing to the increase in retail mwh sales. Residential mwh sales increased 13.4% and commercial mwh sales increased 8.9% between the quarters. Industrial mwh sales decreased 1.9% between the quarters.
Wholesale mwh sales from company-owned generation decreased 11.9% in the three months ended September 30, 2005, compared to the three months ended September 30, 2004 while the revenue per mwh sold increased 27.0%, resulting in an increase in revenue from sales off company-owned generation of $0.8 million between the periods. The increase in prices for company-owned generation resold is commensurate with general increases in fuel and purchased power costs across the Mid-Continent Area Power Pool (MAPP) region between the periods. The increased prices are partially due to warmer weather in the MAPP region between the quarters and partially due to a decrease in available electricity from hydro-generation in the region due to lower water levels in Upper-Missouri River reservoirs resulting from a prolonged drought in the Upper-Missouri River basin. Higher costs for fuel used to generate electricity also contributed to the increase in wholesale electric prices between the periods. Net margins on purchased power resold and the purchase and sale of financial transmission rights increased $8.9 million between the quarters as rising energy prices in the third quarter of 2005 provided opportunities for increased profits from wholesale energy trading activities.
The increase in net marked-to-market gains on forward purchases and sales of electricity is related to rising prices in forward energy markets in the MAPP region in the third quarter of 2005 in reaction to rising fuel and fuel transportation costs for coal and rising prices for natural gas. On September 30, 2005, the electric utility had recognized but unrealized gains of $3.2 million on forward contracts for the purchase of 305,600 mwhs of electricity and the sale of 304,000 mwhs of electricity through April of 2006, and for a 50 megawatt capacity purchase through April of 2006.
The increase in other electric operating revenues for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 includes $0.7 million in revenue from transmission permitting work performed for a regional transmission organization.

The increase in fuel costs for the three months ended September 30, 2005 compared with the three months ended September 30, 2004 reflects a 1.6% increase in mwhs generated and a 14.2% increase in the cost of fuel per mwh generated between the periods. Generation for retail sales increased 4.7% while generation used for wholesale electric sales decreased 11.9% between the quarters. Fuel costs per mwh of generation increased at all three of our coal-fired generating plants as a result of increases in coal and coal transportation costs between the periods. Approximately 90% of the fuel cost increase associated with generation to serve retail electric customers is subject to recovery through the fuel cost recovery component of retail rates.
The increase in purchased power expense for energy purchased for system use (sale to retail customers) is due to an increase in mwhs purchased for system use. Mwh purchases increased to meet the increased demand for electricity mainly due to warmer weather in the third quarter of 2005 compared to the third quarter of 2004.
The increase in other operation and maintenance expenses for the three months ended September 30, 2005 compared with the three months ended September 30, 2004 reflects $1.8 million in increased labor expenses due to an increase in employee benefit costs, general wage and salary increases averaging approximately 3.6%, increased benefit costs primarily related to the remeasurement of pension and post-retirement costs in the third quarter of 2005 and an increase in overtime pay between the quarters. Material and operating supply expenses increased $0.7 million between the periods, most of which is attributable to increased maintenance costs at Big Stone Plant. Third quarter 2005 operating expenses include $0.5 million in costs related to transmission permitting work performed for a regional transmission organization and $0.2 million in other costs related to work performed for others. External service costs and costs to repair damages caused by storms and other events increased $0.5 million between the quarters.
Plastics

	Three months ended
	September 30,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$45,462	$27,574	$17,888	64.9
Cost of goods sold	37,684	23,401	14,283	61.0
Operating expenses	1,974	1,466	508	34.7
Depreciation and amortization	629	569	60	10.5

Operating income	$5,175	$2,138	$3,037	142.0

Operating revenues for the plastics segment increased 64.9% between the periods mainly as result of a 43.4% increase in pounds of polyvinyl chloride (PVC) pipe sold along with a 14.4% increase in the price per pound of PVC pipe sold. The increase in revenue reflects the effect of rising resin prices and increased customer demand for PVC pipe. Demand accelerated to record levels late in the third quarter of 2005 as substantial resin price increases were announced and concerns developed over the adequacy of resin supplies following the hurricanes in the Gulf Coast region. A majority of U.S. resin production plants are located in this region. The increase in cost of goods sold was directly related to the increases in sales and resin costs. The resin cost per pound of PVC pipe shipped increased 11.6% between the quarters. The increase in operating expenses reflects increases in employee benefit costs related to the increases in sales and operating income. The increase in depreciation and amortization expense is due to net additions to plant in service of $1.6 million in 2004 and $2.1 million 2005.

Manufacturing

	Three months ended
	September 30,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$59,803	$52,373	$7,430	14.2
Cost of goods sold	49,074	40,768	8,306	20.4
Operating expenses	5,493	4,920	573	11.6
Depreciation and amortization	2,497	1,948	549	28.2

Operating income	$2,739	$4,737	$(1,998)	(42.2)

The increase in revenues in our manufacturing segment relates to the following:
•	Revenues at DMI Industries, Inc. (DMI), our manufacturer of wind towers, increased $5.0 million due to an increase in production and sales of wind towers mainly as a result of legislative action in the fall of 2004 extending production tax credits for investments in wind generation through 2005 as well as continued improvements in productivity and capacity utilization.

•	Revenues at BTD Manufacturing, Inc. (BTD), our metal parts stamping and fabrication company, increased $2.3 million mainly due to recovery of a portion of higher raw material and production costs and additional sales related to the 2005 acquisition of Performance Tool & Die, Inc. (Performance Tool). The number of units processed and produced at BTD decreased 9.5% between the quarters while the revenue per unit processed or produced increased 27.5%.

•	Revenues at T.O. Plastics, our manufacturer of thermoformed plastic and horticultural products, increased $0.2 million between the quarters.

•	Revenues at ShoreMaster, our waterfront equipment manufacturer, decreased $0.1 million between the quarters.
The increase in cost of goods sold in our manufacturing segment relates to the following:
•	DMI’s cost of goods sold increased $4.1 million between the quarters due to production and sales increases. Included in this increase is a $1.0 million write-down of inventory in the third quarter 2005 for tower sections that have limited use in the wind business due to changes in wind tower design requirements.

•	Cost of goods sold at BTD increased $3.1 million between the quarters due to material cost increases of $2.2 million and labor cost increases of $0.8 million. The increase in BTD’s cost of goods sold includes costs related to the 2005 acquisition of Performance Tool.

•	Cost of goods sold at T.O. Plastics increased $0.9 million, mainly reflecting increases in material costs of $0.7 million and overhead costs of $0.3 million between the quarters.

•	Cost of goods sold at ShoreMaster, our waterfront equipment manufacturer, decreased $0.1 million between the quarters.
Operating expenses at ShoreMaster increased $0.6 million, which includes approximately $0.3 million in operating expenses related to the 2005 acquisitions of Shoreline Industries, Inc. (Shoreline) and Southeast Floating Docks, Inc., and additional increases in wage and benefit expenses and research and development costs. Operating expense variances between the quarters at our other manufacturing companies were not material. Depreciation expense increased between the quarters as a result of 2004 equipment additions and the 2005 acquisitions.

Health Services

	Three months ended
	September 30,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$30,653	$27,741	$2,912	10.5
Cost of goods sold	21,795	20,202	1,593	7.9
Operating expenses	5,798	4,487	1,311	29.2
Depreciation and amortization	973	1,239	(266)	(21.5)

Operating income	$2,087	$1,813	$274	15.1

The increase in health services operating revenues for the three months ended September 30, 2005 compared with the three months ended September 30, 2004 reflects a $4.2 million increase in imaging revenues partially offset by a $1.3 million decrease in revenues from the sale and servicing of diagnostic imaging equipment. On the imaging side of the business, $2.4 million of the $4.2 million increase in revenue came from rentals and interim installations of scanning equipment along with providing technical support services for those rental and interim installations. The number of scans performed in the third quarter of 2005 compared with the third quarter of 2004 increased by 9.8%, while the fee per scan increased by 4.5%. The increase in health services revenue was offset by increases in cost of goods sold and operating expenses of $2.9 million to support the increases in imaging services activity. The increase in cost of goods sold is mainly related to increased equipment rental costs and increased labor costs. The increase in operating expenses is mainly due to increases in payroll, contracted services and travel related expenses. The decrease in depreciation and amortization expense is the result of certain assets reaching the ends of their depreciable lives. When these assets are replaced, they are generally replaced with assets leased under operating leases.
Food Ingredient Processing

	Three months ended
	September 30,
	2005	2004
(in thousands)	(13 weeks)	(6 weeks)	Change

Operating revenues	$9,808	$4,803	$5,005
Cost of goods sold	7,625	3,834	3,791
Operating expenses	752	264	488
Depreciation and amortization	873	332	541

Operating income	$558	$373	$185

The increases in revenues, cost of goods sold, operating expenses and depreciation and amortization are mainly due to the third quarter of 2005 reflecting thirteen weeks of operating activity while the third quarter of 2004 reflects only six weeks of operating activity. Disclosure of pro forma information related to the results of operations of IPH for the periods presented in this report is not required due to immateriality.

Other Business Operations

	Three months ended
	September 30,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$42,276	$40,255	$2,021	5.0
Cost of goods sold	31,728	30,534	1,194	3.9
Operating expenses	12,872	10,148	2,724	26.8
Goodwill impairment loss	1,003	—	1,003	—
Depreciation and amortization	664	780	(116)	(14.9)

Operating loss	$(3,991)	$(1,207)	$(2,784)	(230.7)

The increases in operating revenues and cost of goods sold are due to the following:
•	Revenues at Midwest Construction Services, Inc. (MCS), our electrical design and construction services company, increased $4.3 million (43.9%) between the quarters as a result of an increase in work in progress, which was mostly offset by a $3.8 million increase in construction material and labor costs between the quarters.

•	Revenues at Otter Tail Energy Services Co. (OTESCO), our natural gas marketing company, increased $3.7 million in the three months ended September 30, 2005 compared with the three months ended September 30, 2004. The increase in OTESCO revenues is directly related to increases in natural gas prices between the periods and was offset by a $3.8 million increase in natural gas costs.

•	Revenues at E.W. Wylie Corporation (Wylie), our flatbed trucking company, increased $1.3 million between the quarters mainly due to a 16.8% increase in miles driven by company-operated and owner-operated trucks. Wylie’s increased revenues also reflect increased fuel costs recovered through fuel surcharges between the quarters.

•	Revenues at Foley Company, a mechanical and prime contractor on industrial projects, decreased $7.4 million in the third quarter of 2005 compared to the third quarter of 2004 due to a decrease in jobs in progress. The decrease in Foley’s revenues was mostly offset by a $6.4 million decrease in cost of goods sold between the periods mainly in the areas of labor, materials and subcontractor costs.
The increase in operating expenses is due to the following:
•	MCS operating expenses increased $0.3 million between the quarters, mainly as a result of increases in contracted services and advertising and promotional costs.

•	Wylie’s increased revenue was more than offset by a $1.5 million increase in operating expenses mainly related to higher fuel prices, increased fuel usage and labor costs related to the increase in miles driven by both contractors and company drivers and increases in truck leasing costs between the periods.

•	Operating expenses in this segment also increased $1.1 million due to increases in health and other insurance costs and other employee benefit costs not allocated to the other operating segments along with increases in independent auditor fees.
The $1.0 million goodwill impairment loss in the third quarter of 2005 relates to the write-off of goodwill at OTESCO as a result of a reassessment of its future cash flows in light of rising natural gas prices and greater market volatility in future prices for natural gas.

Other Income and Income Taxes – Continuing Operations
The increase in other income for the three months ended September 30, 2005 compared with the three months ended September 30, 2004 reflects the timing of recognition of a $0.5 million conservation improvement program bonus earned at the electric utility. Based on the timing of Minnesota Public Utility Commission approval, this bonus was recognized in the third quarter of 2005 while a similar bonus was recognized in the second quarter of 2004.
The $5.8 million (116.6%) increase in income taxes — continuing operations between the quarters is primarily the result of a $13.2 million (84.4%) increase in income from continuing operations before income taxes for the three months ended September 30, 2005 compared with the three months ended September 30, 2004. The effective tax rate for continuing operations for the three months ended September 30, 2005 was 37.1% compared to 31.6% for the three months ended September 30, 2004. The reason for the increase in the effective tax rate between the quarters is related to the impact of tax credits on income tax expense between the quarters. As the amount of income tax expense increases due to the increase in taxable income, the impact of tax credits, which are generally flat from period to period, decreases in proportion to the higher income tax expense, resulting in a higher effective tax rate.
Discontinued Operations
Discontinued operations includes the operating results of Midwest Information Systems (MIS), a telecommunications company located in Parkers Prairie, Minnesota, St. George Steel Fabrication, Inc. (SGS), a structural steel fabricator located in St. George, Utah, and Chassis Liner Corporation (CLC), a manufacturer of auto and truck frame-straightening equipment and accessories located in Alexandria, Minnesota. The sales of MIS and SGS were completed in the second quarter of 2005. The pending sale of CLC was in the process of negotiation as of September 30, 2005. Discontinued operations include net income/(loss) from discontinued operations for the three month periods ended September 30, 2005 and 2004 and an adjustment to net after-tax loss recorded on the disposition of SGS in the second quarter of 2005 as shown in the following table:

		Three months ended				Three months ended
		September 30, 2005				September 30, 2004
(in thousands)	MIS	SGS	CLC	Total	MIS	SGS	CLC	Total

Income/(loss) before income taxes	$—	$(161)	$(677)	$(838)	$882	$(164)	$(127)	$591
Gain/(loss) on disposition — pretax	—	44	—	44	—	—	—	—
Income tax expense/(benefit)	—	(47)	(270)	(317)	352	(65)	(53)	234

Net income	$—	$(70)	$(407)	$(477)	$530	$(99)	$(74)	$357

Comparison of the Nine Months Ended September 30, 2005 and 2004
Consolidated operating revenues were $761.2 million for the nine months ended September 30, 2005 compared with $617.8 million for the nine months ended September 30, 2004. Operating income was $74.3 million for the nine months ended September 30, 2005 compared with $51.3 million for the nine months ended September 30, 2004. The Company recorded diluted earnings per share from continuing operations of $1.35 for the nine months ended September 30, 2005 compared to $1.01 for the nine months ended September 30, 2004 and total diluted earnings per share from continuing and discontinued operations of $1.68, including $0.41 per share from a gain on the sale of MIS and a reduction of $0.07 per share from a loss on the sale of SGS and a projected loss on the pending sale of CLC, for the nine months ended September 30, 2005 compared to $1.03 for the nine months ended September 30, 2004.

Amounts presented in the segment tables below for the nine month periods ended September 30, 2005 and 2004 for operating revenues, cost of goods sold and nonelectric segment operating expenses will not agree with amounts presented in the consolidated statements of income for those periods due to the elimination of intersegment transactions. The total intersegment eliminations include: $2,997,000 in operating revenues, $1,663,000 in cost of goods sold and $1,334,000 in other nonelectric expenses for the nine months ended September 30, 2005; and $1,910,000 in operating revenues, $171,000 in cost of goods sold and $1,739,000 in other nonelectric expenses for the nine months ended September 30, 2004.
Electric

	Nine months ended
	September 30,			%
(in thousands)	2005	2004	Change	Change

Retail sales revenues	$184,328	$164,311	$20,017	12.2
Wholesale revenues	31,824	17,746	14,078	79.3
Net marked-to-market gains	3,509	2,228	1,281	57.5
Other revenues	13,742	11,659	2,083	17.9

Total operating revenues	$233,403	$195,944	$37,459	19.1
Production fuel	40,211	38,267	1,944	5.1
Purchased power — retail use	44,737	30,875	13,862	44.9
Other operation and maintenance expenses	72,635	62,637	9,998	16.0
Depreciation and amortization	18,287	17,965	322	1.8
Property taxes	7,816	7,570	246	3.2

Operating income	$49,717	$38,630	$11,087	28.7

The increase in retail electric revenue is mostly due to a $12.8 million increase in cost-of-energy adjustment revenues related to the recovery of increased purchase power costs in 2005. The remaining $7.2 million increase in retail revenues resulted from a 3.6% increase in retail mwhs sold in the first nine months of 2005 compared to the first nine months of 2004. Increased sales reflect increases in consumption of 4.7% among residential customers and 4.4% among commercial customers, while mwh sales to industrial customers decreased 1.7% between the periods. Weather was a factor contributing to the increase in sales as cooling-degree-days increased 84.1% between the periods as a result of warmer weather in the summer of 2005.
Wholesale mwh sales from company-owned generation decreased 17.7% in the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004 while the revenue per mwh sold increased 32.6%, resulting in an increase in revenue from sales off company-owned generation of $1.3 million between the periods. The increase in prices for company-owned generation resold is commensurate with general increases in fuel and purchased power costs across the MAPP region between the periods. The increased prices are partially due to warmer weather in the MAPP region between the periods and partially due to a decrease in available electricity from hydro-generation in the region due to lower water levels in Upper-Missouri River reservoirs resulting from a prolonged drought in the Upper-Missouri River basin. Higher costs for fuel used to generate electricity also contributed to the increase in wholesale electric prices between the periods. Net margins on purchased power resold and the purchase and sale of financial transmission rights increased $12.8 million between the periods as rising energy prices in the third quarter of 2005 provided opportunities for increased profits from wholesale energy trading activities.
The increase in net marked-to-market gains on forward purchases and sales of electricity is mainly related to rising prices in forward energy markets in the MAPP region in the third quarter of 2005. On September 30, 2005, the electric utility had recognized but unrealized gains of $3.2 million on forward contracts for the purchase of 305,600 mwhs of electricity and the sale of 304,000 mwhs of electricity through April 2006, and for a 50 megawatt capacity purchase through April of 2006.

The increase in other electric operating revenues for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 includes $1.3 million in revenue from transmission permitting work performed for a regional transmission organization and $1.6 million in increased revenue from contracted construction services related to transmission line and substation projects done for another regional utility in the first nine months of 2005. These increases were offset by a $0.7 million decrease in revenues from transmission services and load control and dispatching services between the periods.
The increase in fuel costs for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 was the result of a 13.0% increase in the cost of fuel per mwh generated between the periods partially offset by a 7.0% decrease in mwhs generated. Fuel costs per mwh of generation increased at all three of our coal-fired generating plants as a result of increases in coal and coal transportation costs between the periods. Approximately 90% of the fuel cost increase associated with generation to serve retail electric customers is subject to recovery through the fuel cost recovery component of retail rates. Generation used for wholesale electric sales decreased 17.7% while generation for retail sales decreased 4.7% between the periods. The decrease in generation is mainly due to a scheduled seven-week maintenance shutdown of Big Stone Plant in the second quarter of 2005. The decrease in mwh generation at Big Stone Plant was partially offset by an increase in generation at our Hoot Lake Plant where the cost of fuel per mwh of generation was 13.2% higher than at Big Stone Plant in the first nine months of 2005.
The increase in purchased power expense for energy purchased for system use (sale to retail customers) is due to a 27.8% increase in mwhs purchased combined with a 13.4% increase in the cost per mwh purchased. Mwh purchases were increased to make up for a net decrease in mwhs generated at company-owned power plants as a result of the scheduled seven-week maintenance shutdown of Big Stone Plant in the second quarter of 2005. The cost per mwh of purchased power has increased in part due to a general increase in fuel and purchased power costs across the MAPP region as a result of increases in coal mining and transportation costs related to higher fuel prices and also for reasons discussed above that contributed to the increase in wholesale mwh sales.
The increase in other operation and maintenance expenses for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 reflects $5.2 million in increased labor expenses due to an increase in employee benefit costs, general wage and salary increases averaging approximately 3.6% and increases in overtime pay related to storm repairs of $1.1 million between the periods. Material and operating supply expenses increased $1.7 million between the periods, most of which is attributable to maintenance costs incurred at Big Stone Plant during its scheduled seven-week maintenance shutdown in the second quarter of 2005. Costs related to work performed for others increased $1.2 million between the periods, of which $0.8 million relates to transmission permitting work performed for a regional transmission organization in 2005 and $0.4 million relates to costs incurred on billable construction jobs in 2005. Costs to repair damages caused by storms and other events increased $0.9 million between the periods. The increase in property taxes between the periods is a result of increases in property tax rates and property values subject to taxation.

Plastics

	Nine months ended
	September 30,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$113,621	$86,646	$26,975	31.1
Cost of goods sold	92,765	73,204	19,561	26.7
Operating expenses	4,943	4,262	681	16.0
Depreciation and amortization	1,848	1,721	127	7.4

Operating income	$14,065	$7,459	$6,606	88.6

Operating revenues for the plastics segment increased 31.1% between the periods mainly as result of a 3.4% increase in pounds of PVC pipe sold along with a 25.3% increase in the price per pound of PVC pipe sold. The increase in revenue reflects the effect of rising resin prices and increased customer demand for PVC pipe. Demand accelerated to record levels late in the third quarter of 2005 as substantial resin price increases were announced and concerns developed over the adequacy of resin supplies following the hurricanes in the Gulf Coast region. A majority of U.S. resin production plants are located in this region. The increase in cost of goods sold was directly related to the increases in sales and resin costs. The resin cost per pound of PVC pipe shipped increased 21.2% between the periods. The increase in operating expenses mainly reflects increases in employee benefit costs related to the increases in sales and operating income. The increase in depreciation and amortization expense is due to net additions to plant in service of $1.6 million in 2004 and $2.1 million 2005.
In the first nine months of 2005, 96% of resin purchased was from two vendors; 45% from one and 51% from the other, with the remaining 4% provided by two other vendors. In the first nine months of 2004, 100% of resin purchased was from two vendors; 50% from each. We believe relationships with our key raw material vendors are good. However, the loss of a key supplier or any interruption or delay in the supply of PVC resin could have a significant impact on the plastics segment.
Manufacturing

	Nine months ended
	September 30,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$183,190	$144,586	$38,604	26.7
Cost of goods sold	145,952	113,340	32,612	28.8
Operating expenses	16,247	15,506	741	4.8
Depreciation and amortization	7,047	5,749	1,298	22.6

Operating income	$13,944	$9,991	$3,953	39.6

Revenue increases at the manufacturing companies are due to a combination of factors including increased unit sales, increased sales of higher-priced products, higher prices related to material cost increases and 2005 acquisitions. The increase in costs of goods sold in the manufacturing segment was proportional to the increase in sales revenue resulting in a $6.0 million increase in manufacturing segment gross profits between the periods.
The increase in revenues in our manufacturing segment relates to the following:
•	Revenues at DMI, our manufacturer of wind towers, increased $19.3 million (57.7%) in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 due to an increase in production and sales of wind towers mainly as a result of legislative action in the fall of 2004 extending production tax credits for investments in wind generation through 2005. The revenue increase for DMI also reflects continued improvements in productivity and plant utilization in 2005.

•	Revenues at BTD, our metal parts stamping and fabrication company, increased $13.5 million (28.9%) between the periods as a result of a 3.4% increase in unit sales combined with a 22.4% increase in revenue per unit sold between the periods. The purchase of Performance Tool in January 2005 contributed $2.9 million toward BTD’s revenue increase.

•	Revenues at ShoreMaster, our waterfront equipment manufacturer, increased $3.9 million (9.6%) in the first nine months of 2005 compared to the first nine months of 2004 as a result of increased production mainly in the area of large marina projects.

•	Revenues at T.O. Plastics, our manufacturer of thermoformed plastic and horticultural products, increased $1.9 million (8.1%) between the quarters as a result of increased productivity and increased sales in addition to higher prices related to higher raw material costs.
The increase in cost of goods sold in our manufacturing segment relates to the following:
•	DMI cost of goods sold increased $15.3 million between the periods as a result of increased production and higher raw material costs—especially steel—subcontractor and labor costs. DMI cost of goods sold also includes a $1.0 million write-down of inventory in the third quarter 2005 for tower sections that have limited use in the wind business due to changes in wind tower design requirements.

•	Cost of goods sold at BTD increased $13.1 million as a result of higher raw material and labor costs mainly related to increased production. The purchase of Performance Tool in January 2005 contributed $2.3 million toward BTD’s increase in cost of goods sold.

•	ShoreMaster’s increase in revenue was partially offset by a $2.8 million increase in costs of goods sold mainly related to increases in material costs.

•	T.O. Plastics cost of goods sold increased $1.2 million between the periods as a result of increased material costs.
Operating expenses increased mainly due to increases in wage and benefit costs at all our manufacturing companies between the periods. Depreciation expense increased between the quarters as a result of 2004 equipment additions and the 2005 manufacturing segment acquisitions.
Health Services

	Nine months ended
	September 30,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$89,775	$80,014	$9,761	12.2
Cost of goods sold	64,882	59,824	5,058	8.5
Operating expenses	15,983	13,495	2,488	18.4
Depreciation and amortization	3,050	3,926	(876)	(22.3)

Operating income	$5,860	$2,769	$3,091	111.6

The increase in health services operating revenues for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 reflects an $11.3 million increase in imaging revenues offset by a $1.5 million decrease in revenues from the sale and servicing of diagnostic imaging equipment between the periods. On the imaging side of the business, $6.9 million of the $11.3 million increase in revenue came from rentals and interim installations of scanning equipment along with providing technical support services for those rental and interim installations. The number of scans performed in the first nine months of 2005 compared with the first nine months of 2004 increased by 7.8%, while the fee per scan increased by 7.1%. The increase in health services revenue was partially offset by increases in cost of goods sold and operating expenses of $7.5 million to support the increases in imaging services activity. The increase in cost of goods sold is mainly related to increased equipment rental costs and increased labor costs partially offset by decreases in materials and maintenance costs. The increase in operating expenses is mainly due to increased payroll and travel expenses and an increase in bad debt expenses between the periods. The decrease in depreciation and amortization expense is the result of certain assets reaching the ends of their depreciable lives. When these assets are replaced, they are generally replaced with assets leased under operating leases.
Food Ingredient Processing

	Nine months ended
	September 30,
	2005	2004
(in thousands)	(39 weeks)	(6 weeks)	Change

Operating revenues	$27,297	$4,803	$22,494
Cost of goods sold	20,731	3,834	16,897
Operating expenses	1,831	264	1,567
Depreciation and amortization	2,519	332	2,187

Operating income	$2,216	$373	$1,843

The increases in revenues, cost of goods sold, operating expenses and depreciation and amortization are mainly due to 2005 year-to-date results reflecting nine months of operating activity while year-to-date 2004 results reflect only six weeks of operating activity as a result of the acquisition of IPH in August 2004. Disclosure of pro forma information related to the results of operations of IPH for the periods presented in this report is not required due to immateriality.
Other Business Operations

	Nine months ended
	September 30,			%
(in thousands)	2005	2004	Change	Change

Operating revenues	$116,880	$107,676	$9,204	8.5
Cost of goods sold	88,205	82,617	5,588	6.8
Operating expenses	37,276	30,710	6,566	21.4
Goodwill impairment loss	1,003	—	1,003	—
Depreciation and amortization	1,907	2,225	(318)	(14.3)

Operating loss	$(11,511)	$(7,876)	$(3,635)	(46.2)

The increases in operating revenues and cost of goods sold are due to the following:
•	Revenues at MCS, our electrical design and construction services company, increased $11.6 million (59.4%) between the periods as a result of an increase in work in progress, which was mostly offset by a $10.0 million increase in construction material and labor costs incurred between the periods.

•	Revenues at OTESCO, our natural gas marketing company, increased $9.0 million (30.7%) in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. The increase in OTESCO revenues is directly related to increases in natural gas prices between the periods and was entirely offset by a $9.0 million increase in natural gas costs between the periods.

•	Revenues at Wylie, our flatbed trucking company, increased $3.3 million (16.6%) between the periods mainly due to a 12.4% increase in miles driven by company-operated and owner-operated trucks. Wylie’s increased revenues also reflect increased fuel costs recovered through fuel surcharges between the periods. Wylie’s increased revenue was offset by a $3.2 million increase in operating expenses mainly related to higher fuel prices, increased fuel usage and labor costs related to the increase in miles driven and increases in truck leasing costs between the periods.

•	Revenues at Foley Company, a mechanical and prime contractor on industrial projects, decreased $14.8 million (-38.8%) in the first nine months of 2005 compared to the first nine months of 2004 due to a decrease in jobs in progress. The decrease in Foley’s revenues was mostly offset by a $13.5 million decrease in material, subcontractor and labor costs between the periods.
Operating expenses increased $3.1 million between the period due to increases in health and other insurance costs and other employee benefit costs that are not allocated to the other operating segments and independent auditor fees related to Sarbanes-Oxley requirements.
The $1.0 million goodwill impairment loss in 2005 relates to the write-off of goodwill at OTESCO, our energy services subsidiary, in the third quarter of 2005 as a result of a reassessment of its future cash flows in light of rising natural gas prices and greater market volatility in future prices for natural gas.
Wylie’s depreciation and amortization expenses decreased by $0.2 million between the periods as a result of leasing rather than buying new fleet trucks in 2004. MCS depreciation expenses on equipment decreased $0.1 million between the periods.
Interest Charges and Income Taxes – Continuing Operations
The $0.8 million (5.8%) increase in interest charges for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 is due to increased interest rates on short-term debt and an increase in the average level of short-term debt outstanding between the periods.
The $9.4 million (77.1%) increase in income taxes — continuing operations between the quarters is primarily the result of a $22.8 million (58.5%) increase in income from continuing operations before income taxes for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. The effective tax rate for continuing operations for the nine months ended September 30, 2005 was 35.0% compared to 31.3% for the nine months ended September 30, 2004. The reason for the increase in the effective tax rate between the quarters is related to the impact of tax credits on income tax expense between the periods. As the amount of income tax expense increases due to the increases in taxable income, the impact of tax credits, which are generally flat from period to period, decreases in proportion to the higher income tax expense, resulting in a higher effective tax rate.
Discontinued Operations
Discontinued operations includes the operating results of MIS, SGS and CLC. The sales of MIS and SGS were completed in the second quarter of 2005. The pending sale of CLC was in the process of negotiation as of September 30, 2005. Discontinued operations include net income (loss) from discontinued operations for the nine month periods ended September 30, 2005 and 2004; and net after-tax gains and losses on the disposition of discontinued operations in the first nine months of 2005 as shown in the following table:

		Nine months ended				Nine months ended
		September 30, 2005				September 30, 2004
(in thousands)	MIS	SGS	CLC	Total	MIS	SGS	CLC	Total

Income/(loss) before income taxes	$2,167	$(1,724)	$(696)	$(253)	$2,451	$(1,253)	$(229)	$969
Gain/(loss) on disposition — pretax	19,025	(3,002)	(300)	15,723	—	—	—	—
Income tax expense/(benefit)	7,975	(1,890)	(396)	5,689	980	(500)	(93)	387

Net income	$13,217	$(2,836)	$(600)	$9,781	$1,471	$(753)	$(136)	$582

2005 OUTLOOK
The statements in this section are based on our current outlook for 2005 and are subject to risks and uncertainties described under “Forward Looking Information – Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.”
We expect to be in the upper end of both our 2005 diluted earnings per share guidance range of $1.50 to $1.70 from continuing operations and total earnings, which include expected earnings and gains and losses from discontinued operations of $1.80 to $2.00 of diluted earnings per share.
Contributing to the earnings guidance for 2005 are the following items:
•	Given stronger than expected results in wholesale electric markets and assuming normal weather patterns in the fourth quarter, we expect earnings in the electric segment in 2005 to be in a range of $33.5 million to $35.0 million. Regulated returns in 2005 for the electric segment are expected to be within authorized levels.

•	We expect 2005 earnings from the plastics segment to be in a range of $9.0 million to $10.5 million. The plastics segment expects continuing strong customer demand in the fourth quarter in anticipation of future resin price increases as concerns continue over the adequacy of resin supply.

•	Our manufacturing segment’s 2005 net earnings are expected to be similar to 2004 net earnings.

•	Our health services segment is expected to grow net income in 2005 as the Company continues to realize earnings improvement from its imaging business.

•	We expect our food ingredient processing business to generate net income in the range of $1.6 million to $2.4 million for the year ending December 31, 2005. The reduction in expected earnings from the previous guidance is due to lower than expected sales volumes and prices, continuing high energy costs, increasing raw material costs and the increasing value of the Canadian dollar relative to the U.S. dollar.

•	Our other business operations segment is expected to show slightly higher losses in 2005 compared with 2004 mainly due to the $1.0 million goodwill impairment write-off at OTESCO, our energy services subsidiary. While the improving economy is having a positive impact on our transportation business and the extension of the production tax credit is expected to have a positive impact on our electrical contracting business, earnings growth in these businesses are expected to be offset by weaker performance in our other construction business, increased health and casualty insurance costs and other employee benefit costs.

FINANCIAL POSITION
For the period 2005 through 2009, we estimate funds internally generated net of forecasted dividend payments will be sufficient to meet scheduled debt retirements (excluding the scheduled retirement of the $50 million 6.375% senior debentures due December 1, 2007), to repay currently outstanding short-term debt and to provide for our estimated consolidated capital expenditures (excluding expenditures related to the proposed generating unit at the Big Stone Plant site). Reduced demand for electricity, reductions in wholesale sales of electricity or margins on wholesale sales, or declines in the number of products manufactured and sold by our companies could have an effect on funds internally generated. Additional equity or debt financing will be required in the period 2005 through 2009 in the event the we decide to refund or retire early any of our presently outstanding debt or cumulative preferred shares, to retire the $50 million 6.375% senior debentures due December 1, 2007, to complete acquisitions, to fund the construction of a new generating unit at the Big Stone Plant site or for other corporate purposes. There can be no assurance that any additional required financing will be available through bank borrowings, debt or equity financing or otherwise, or that if such financing is available, it will be available on terms acceptable to us. If adequate funds are not available on acceptable terms, our business, results of operations, and financial condition could be adversely affected.
In January 2005, we issued 175,000 common shares as a result of the underwriters exercising a portion of their over-allotment option in connection with our December 2004 public offering. Proceeds from the January 2005 issuance of $4.3 million were used to pay down debt borrowed to finance the acquisition of IPH. The common stock was issued under a universal shelf registration statement filed with the Securities and Exchange Commission that gives us the ability to issue up to an additional $256 million of common stock, preferred stock, debt and certain other securities from time to time. During the first nine months of 2005, we also issued 190,365 common shares for stock options exercised and 17,700 shares of restricted stock to directors and certain key employees under the 1999 Stock Incentive Plan.
On April 27, 2005 we renewed our line of credit with U.S. Bank National Association, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, and Bank Hapoalim B.M.,and increased the amount available under the line from $70 million to $100 million. The renewed agreement expires on April 26, 2006. The terms of the renewed line of credit are essentially the same as those in place prior to the renewal. However, outstanding letters of credit issued by the Company can reduce the amount available for borrowing under the line by up to $20 million. Borrowings under the line of credit bear interest at LIBOR plus 0.6%, subject to adjustment based on the ratings of our senior unsecured debt. This line is an unsecured revolving credit facility available to support borrowings of our nonelectric operations. We anticipate that the electric utility’s cash requirements through April 2006 will be provided for by cash flows from electric utility operations. Our obligations under this line of credit are guaranteed by our 100%-owned subsidiary that owns substantially all of our nonelectric companies. As of September 30, 2005, $33.0 million of the $100 million line of credit in place at that date was in use and $12.0 million was restricted from use to cover outstanding letters of credit.
Our line of credit, $90 million 6.63% senior notes, and Lombard US Equipment Finance note contain the following covenants: a debt-to-total capitalization ratio not in excess of 60% and an interest and dividend coverage ratio of at least 1.5 to 1. The 6.63% senior notes also require that priority debt not be in excess of 20% of total capitalization. We were in compliance with all of the covenants under these financing agreements as of September 30, 2005.
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

On August 26, 2005, Moody’s Investors Service lowered its ratings of our senior unsecured debt from A2 to A3 and our preferred stock from Baa1 to Baa2 and changed its outlook from negative to stable. According to Moody’s, the ratings downgrades reflect the rising significance of riskier unregulated businesses relative to the Company’s more stable core utility business.
Our current securities ratings are:

Moody’s
	Investors	Standard
	Service	& Poor’s
Senior unsecured debt	A3	BBB+
Preferred stock	Baa2	BBB-
Outlook	Stable	Negative
Our disclosure of these securities ratings is not a recommendation to buy, sell or hold our securities. Downgrades in these securities ratings could adversely affect our company. Further downgrades could increase borrowing costs resulting in possible reductions to net income in future periods and increase the risk of default on our debt obligations.
Cash provided by operating activities from continuing operations increased $9.2 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, reflecting a $16.1 million increase in net income and depreciation expense and an $0.8 million increase in noncash expense items from continuing operations offset by a $4.5 million increase in net unrealized gains on derivatives and a $3.3 million increase in cash used for working capital between the periods. In addition to the $9.2 million increase in cash provided by continuing operations, cash provided by discontinued operations increased by $1.2 million between the periods resulting in an increase in net cash provided by continuing and discontinued operations of $10.4 million.
Excluding $33.7 million in net cash received from the sales of discontinued operations, net cash used in investing activities was $45.5 million for the nine months ended September 30, 2005 compared with $108.9 million for the nine months ended September 30, 2004. Cash used for capital expenditures increased by $8.0 million between the periods. Capital expenditures increased by $2.2 million in the electric segment between the periods reflecting general improvements to transmission and distribution lines and replacement of transmission and distribution assets damaged by storms in 2005. Capital expenditures at IPH increased $1.7 million between the periods mainly related to the installation of additional processing equipment. Capital expenditures at our flatbed trucking company increased $1.6 million between the periods due to the purchase of a building and land in July 2005 that were being leased prior to the purchase. Capital expenditures increased $1.0 million in our manufacturing segment, $0.7 million in our plastics segment, $0.6 million in other business operations segment in addition to previously noted expenditures at our flatbed trucking company and $0.2 million in our health services segment. We invested $11.2 million in cash, net of cash acquired, for acquisitions in the first nine months of 2005 compared to $69.0 million in the first nine months of 2004 when we purchased IPH. Proceeds from the disposal of noncurrent assets increased $0.5 million between the periods. An $11.9 increase in cash from other investments between the periods reflects the return of $6.0 million in the third quarter of 2005 of funds held in escrow since the third quarter of 2004 related to the acquisition of IPH. These funds were placed in escrow to pay off earn out contingencies if certain financial targets were achieved by IPH. The financial targets were not achieved.
Cash used in financing activities for continuing and discontinued operations was $30.1 million in the first nine months of 2005 compared to cash provided by financing activities of $69.3 million in the first nine months of 2004. The $99.4 million difference in financing cash flows between the periods reflects a $96.4 million change in short-term borrowings and checks written in excess of cash and a $3.1 million increase in common dividends paid between the periods. The change in cash from short-term borrowings reflects the initial use of short-term borrowings to finance the acquisition of IPH in August 2004. The increase in common dividends paid is due to the issuance of over 3.2 million common shares since September 30, 2004 combined with a 1.5¢ increase in the dividend paid per common share outstanding in the first nine months of 2005 compared with the first nine months of 2004.

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
A discussion of critical accounting policies is included under the caption “Critical Accounting Policies Involving Significant Estimates” on pages 29 through 31 of our 2004 Annual Report to Shareholders. During the third quarter of 2005, we remeasured our 2005 pension and postretirement benefit plan costs as of July 1, 2005 for changes in actuarial assumptions related to those plans. The effect of the changes in actuarial assumptions on 2005 pension and postretirement benefit costs are provided in Notes to Financial Statements included in this report. There were no other material changes in critical accounting policies or estimates during the quarter ended September 30, 2005.

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
The following factors, among others, could cause actual results for the Company to differ materially from those discussed in the forward-looking statements:
•	We are subject to government regulations and actions that may have a negative impact on our business and results of operations.

•	Weather conditions can adversely affect our operations and revenues.

•	Electric wholesale margins could be reduced as the Midwest Independent Transmission System Operator (MISO) market becomes more efficient.

•	Electric wholesale trading margins could be reduced or eliminated by losses due to trading activities.

•	Federal and state environmental regulation could cause us to incur substantial capital expenditures which could result in increased operating costs.

•	Our plans to grow and diversify through acquisitions may not be successful and could result in poor financial performance.

•	Competition is a factor in all of our businesses.

•	Economic uncertainty could have a negative impact on our future revenues and earnings.

•	Volatile financial markets could restrict our ability to access capital and could increase borrowing costs and pension plan expenses.

•	Our food ingredient processing segment operates in a highly competitive market and is dependent on adequate sources of raw materials for processing. Should the supply of these raw materials be affected by poor growing conditions, this could negatively impact the results of operations for this segment. This segment could also be impacted by foreign currency changes between Canadian and United States currencies and prices of natural gas.

•	Our plastics segment is highly dependent on a limited number of vendors for PVC resin. The loss of a key vendor or an interruption or delay in the supply of PVC resin could result in reduced sales or increased costs for this segment.

•	Our health services businesses may not be able to retain or comply with the dealership arrangement and other agreements with Philips Medical.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2005 we had limited exposure to market risk associated with interest rates and commodity prices and limited exposure to market risk associated with changes in foreign currency exchange rates. Outstanding trade accounts receivable of the Canadian operations of IPH are not at risk of valuation change due to changes in foreign currency exchange rates because the Canadian company transacts all sales in U.S. dollars. However, IPH does have market risk related to changes in foreign currency exchange rates because approximately 25% of IPH sales are outside the United States and the Canadian operations of IPH pays its operating expenses in Canadian dollars.
The majority of our consolidated long-term debt has fixed interest rates. The interest rate on variable rate long-term debt is reset on a periodic basis reflecting current market conditions. We manage our interest rate risk through the issuance of fixed-rate debt with varying maturities, through economic refunding of debt through optional refundings, limiting the amount of variable interest rate debt, and the utilization of short-term borrowings to allow flexibility in the timing and placement of long-term debt. As of September 30, 2005, we had $22.6 million of long-term debt subject to variable interest rates. Assuming no change in our financial structure, if variable interest rates were to average one percentage point higher or lower than the average variable rate on September 30, 2005, interest expense and pretax earnings would change by approximately $226,000 on an annualized basis.
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
Our energy services subsidiary has entered into over-the-counter natural gas forward swap transactions that qualify as derivatives subject to mark-to-market accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Although our energy services subsidiary manages its risk by balancing its position in these transactions relative to its market position in the contracts entered into for physical delivery, these swap transactions do not qualify for the normal purchases and sales exception nor do they qualify for hedge accounting treatment under SFAS No. 133. These contracts are held for trading purposes with both realized and unrealized net gains and losses reflected in revenue on our consolidated statement of income for the three and nine months ended September 30, 2005 in accordance with the guidance provided in EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.

The following table shows the effect of marking-to-market our energy services subsidiary’s forward natural gas swap transactions on our consolidated balance sheet as of September 30, 2005 and the change in our consolidated balance sheet position from December 31, 2004 to September 30, 2005:

September 30,
(in thousands)	2005

Current asset — marked-to-market gain	$3,917
Current liability — marked-to-market loss	(3,944)

Net fair value of marked-to-market gas contracts	$(27)

Year-to-date
September 30,
(in thousands)	2005

Fair value at beginning of year	$134
Amount realized on contracts entered into in 2004 and settled in 2005	(116)
Changes in fair value of contracts entered into in 2004	—

Net fair value of contracts entered into in 2004 at end of period	18
Changes in fair value of contracts entered into in 2005	(45)

Net fair value end of period	$(27)

The $27,000 in recognized but unrealized net loss on these forward natural gas swap transactions marked-to-market on September 30, 2005 is expected to be realized on settlement as scheduled over the following quarters in the amounts listed:

	4th Quarter	1st Quarter
(in thousands)	2005	2006	Total

Net gain	$(14)	$(13)	$(27)
We have minimal credit risk associated with the nonperformance or nonpayment by counterparties to these forward gas swap transactions as we have only one major counterparty to these transactions and this counterparty has a high investment grade credit rating.
The electric utility has market and credit risk associated with forward contracts for the purchase and sale of electricity. As of September 30, 2005 the electric utility had recognized, on a pretax basis, $3,227,000 in net unrealized gains on open forward contracts for the purchase and sale of electricity. Due to the nature of electricity and the physical aspects of the electricity transmission system, unanticipated events affecting the transmission grid can cause transmission constraints that result in unanticipated gains or losses in the process of settling transactions.

The market prices used to value the electric utility’s forward contracts for the purchases and sales of electricity are determined by survey of counterparties by the electric utility’s power services’ personnel responsible for contract pricing and are benchmarked to regional hub prices as published in Megawatt Daily and as observed in the Intercontinental Exchange trading system. Of the forward energy contracts that are marked-to-market as of September 30, 2005, 99.5% of the forward purchases of electricity had offsetting sales in terms of volumes and delivery periods. The amount of unrealized marked-to-market gains recognized on forward purchases of electricity that were not offset by forward sales of electricity was $43,000.
We have in place an energy risk management policy with a goal to manage, through the use of defined risk management practices, price risk and credit risk associated with wholesale power purchases and sales. With the advent of the MISO Day 2 market in April 2005, several changes were made to the energy risk management policy to recognize new trading opportunities created by this new market. Most of the changes were in new volumetric limits and loss limits to adequately manage the risks associated with these new opportunities. In addition, a Value at Risk (VaR) limit was also implemented to further manage market price risk. Exposure to price risk on any open positions as of September 30, 2005 was not material.
The following tables show the effect of marking-to-market forward contracts for the purchase and sale of electricity on our consolidated balance sheet as of September 30, 2005 and the change in our consolidated balance sheet position from December 31, 2004 to September 30, 2005:

September 30,
(in thousands)	2005

Current asset — marked-to-market gain	$7,628
Regulatory asset — deferred marked-to-market loss	878

Total assets	8,506

Current liability — marked-to-market loss	(3,161)
Regulatory liability — deferred marked-to-market gain	(2,118)

Total liabilities	(5,279)

Net fair value of marked-to-market energy contracts	$3,227

Year-to-date
September 30,
(in thousands)	2005

Fair value at beginning of year	$301
Amount realized on contracts entered into in 2004 and settled in 2005	(322)
Changes in fair value of contracts entered into in 2004	21

Net fair value of contracts entered into in 2004 at end of period	0
Changes in fair value of contracts entered into in 2005	3,227

Net fair value end of period	$3,227

The $3,227,000 in recognized but unrealized net gains on the forward energy purchases and sales marked-to-market on September 30, 2005 is expected to be realized on physical settlement as scheduled over the following quarter in the amount listed:

	4th Quarter	1st Quarter	2nd Quarter
(in thousands)	2005	2006	2006	Total

Net gain	$1,259	$1,508	$460	$3,227

We have credit risk associated with the nonperformance or nonpayment by counterparties to our forward energy purchases and sales agreements. We have established guidelines and limits to manage credit risk associated with wholesale power purchases and sales. Specific limits are determined by a counterparty’s financial strength. Our credit risk with our largest counterparty on delivered and marked-to-market forward contracts as of September 30, 2005 was $4.4 million. As of September 30, 2005 we had a net credit risk exposure of $8.0 million from eight counterparties with investment grade credit ratings.
The $8.0 million credit risk exposure includes net amounts due to the electric utility on receivables/payables from completed transactions billed and unbilled plus marked-to-market gains/losses on forward contracts for the purchase and sale of electricity scheduled for delivery after September 30, 2005. Individual counterparty exposures are offset according to legally enforceable netting arrangements.
Counterparties with investment grade credit ratings have minimum credit ratings of BBB- (Standard & Poor’s), Baa3 (Moody’s) or BBB- (Fitch).
Item 4. Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.
There have not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: November 9, 2005

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