Form 10-K
period 2006-12-31
OTTER TAIL CORP
filed 2007-03-01
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-368
OTTER TAIL CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-0462685 (I.R.S. Employer Identification No.)

215 SOUTH CASCADE STREET, BOX 496, FERGUS FALLS, MINNESOTA (Address of principal executive offices)	56538-0496 (Zip Code)
Registrant’s telephone number, including area code: 866-410-8780
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

COMMON SHARES, par value $5.00 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
CUMULATIVE PREFERRED SHARES, without par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. (Yes ☑ No ☐)
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. (Yes ☐ No ☑)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Yes ☑ No ☐)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑            Accelerated Filer ☐            Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Yes ☐ No ☑)
The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price, on June 30, 2006 was $784,855,944.
Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: 29,551,401 Common Shares ($5 par value) as of February 15, 2007.
Documents Incorporated by Reference:
2006 Annual Report to Shareholders-Portions incorporated by reference into Parts I and II
Proxy Statement for the 2007 Annual Meeting-Portions incorporated by reference into Part III

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
          In the late 1980s, the Company determined that its core electric business was located in a region of the country where there was little growth in the demand for electricity. In order to maintain growth for shareholders, Otter Tail Power Company (as the Company was then known) began to explore opportunities for the acquisition and long-term ownership of nonelectric businesses. This strategy has resulted in steady revenue growth over the years. In 2001, the name of the Company was changed to “Otter Tail Corporation” to more accurately represent the broader scope of electric and nonelectric operations and the name “Otter Tail Power Company” was retained for use by the electric utility. In 2006, approximately 28% of the Company’s consolidated operating revenues and approximately 48% of the Company’s consolidated income from continuing operations came from electric operations.
          The Company’s strategy is straightforward: Reliable utility performance combined with growth opportunities at all our businesses provides long-term value. This includes growing the core electric utility business which provides a strong base of revenues, earnings and cash flows. In addition, the Company looks to its nonelectric operating companies to provide growth both organically and through acquisitions. Organic, internal growth comes from new products and services, market expansion and increased efficiencies. The Company adheres to strict guidelines when reviewing acquisition candidates. The Company’s aim is to add companies that will produce an immediate positive impact on earnings and provide long-term growth potential. The Company believes owning well-run, profitable companies across different industries will bring more growth opportunities and more balance to results. In doing this, the Company also avoids concentrating business risk within a single industry. All of the operating companies operate under a decentralized business model with disciplined corporate oversight.
          The Company assesses the performance of its operating companies over time, using the following criteria:
•	ability to provide returns on invested capital that exceed the Company’s weighted average cost of capital over the long term; and

•	assessment of an operating company’s business and potential for future earnings growth.
The Company is a committed long-term owner of its operating companies and does not acquire companies in pursuit of short-term gains. However, the Company will divest operating companies if they do not meet these criteria over the long term.

          Otter Tail Corporation and its subsidiaries conduct business in all 50 states and in international markets. The Company had approximately 3,705 full-time employees at December 31, 2006. The businesses of the Company have been classified into six segments: Electric, Plastics, Manufacturing, Health Services, Food Ingredient Processing and Other Business Operations.
•	Electric (the Utility) includes the production, transmission, distribution and sale of electric energy in Minnesota, North Dakota and South Dakota under the name Otter Tail Power Company. In addition the Utility is an active wholesale participant in the Midwest Independent Transmission System Operator (MISO) markets. Electric utility operations have been the Company’s primary business since incorporation.

•	Plastics consists of businesses producing polyvinyl chloride and polyethylene pipe in the Upper Midwest and Southwest regions of the United States.

•	Manufacturing consists of businesses in the following manufacturing activities: production of waterfront equipment, wind towers, material and handling trays and horticultural containers, contract machining, and metal parts stamping and fabrication. These businesses have manufacturing facilities in Minnesota, North Dakota, South Carolina, Missouri, California, Florida and Ontario, Canada and sell products primarily in the United States.

•	Health Services consists of businesses involved in the sale of diagnostic medical equipment, patient monitoring equipment and related supplies and accessories. These businesses also provide equipment maintenance, diagnostic imaging services and rental of diagnostic medical imaging equipment to various medical institutions located throughout the United States.

•	Food Ingredient Processing consists of Idaho Pacific Holdings, Inc. (IPH), which owns and operates potato dehydration plants in Ririe, Idaho; Center, Colorado and Souris, Prince Edward Island, Canada. IPH produces dehydrated potato products that are sold in the United States, Canada, Europe, the Middle East, the Pacific Rim and Central America. Approximately 32% of IPH’s sales are to customers outside of the United States.

•	Other Business Operations consists of businesses in residential, commercial and industrial electric contracting industries, fiber optic and electric distribution systems, wastewater and HVAC systems construction, transportation and energy services, as well as the portion of corporate general and administrative expenses that are not allocated to other segments. These businesses operate primarily in the Central United States, except for the transportation company which operates in 48 states and 6 Canadian provinces.
          The Company’s electric operations, including wholesale power sales, are operated as a division of Otter Tail Corporation, and the Company’s energy services operation is operated as a subsidiary of Otter Tail Corporation. Substantially all of the other businesses are owned by the Company’s wholly-owned subsidiary, Varistar Corporation (Varistar).
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

          The Company continues to look for strategic acquisitions of additional businesses with emphasis on adding to existing operating companies and expects continued growth in this area. No new acquisitions occurred during 2006. At present, the most ambitious growth initiatives are major capital projects within existing operating companies.
          As part of an ongoing evaluation of the prospects and growth opportunities of the Company’s business operations, the Company completed the sale of its natural gas marketing operations during 2006. As required in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, the natural gas marketing operations were accounted for as discontinued operations in the Company’s consolidated financial statements which are incorporated by reference and filed as an Exhibit hereto. Prior to 2006, the natural gas marketing operations were included in the Other Business Operations segment. For financial information regarding this sale see note 16 of “Notes to Consolidated Financial Statements” on pages 60 and 61 of the Company’s 2006 Annual Report to Shareholders, filed as an Exhibit hereto.
          On June 30, 2005 the Utility and a coalition of six other electric providers entered into agreements for the development of Big Stone II, a proposed 630-megawatt coal-fired electric generating plant adjacent to the existing Big Stone Plant near Milbank, South Dakota. During 2006, the Utility continued to move forward with the planning and permitting process for Big Stone II. For a further description of this project, see “Narrative Description of the Business—Electric—Big Stone II.”
          For a discussion of the Company’s results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference to pages 18 through 33 of the Company’s 2006 Annual Report to Shareholders, filed as an Exhibit hereto.
          (b) Financial Information About Industry Segments
          The Company is engaged in businesses that have been classified into six segments: Electric, Plastics, Manufacturing, Health Services, Food Ingredient Processing and Other Business Operations. Financial information about the Company’s segments and geographic areas is incorporated by reference to note 2 of “Notes to Consolidated Financial Statements” on pages 45 and 46 of the Company’s 2006 Annual Report to Shareholders, filed as an Exhibit hereto.
          (c) Narrative Description of Business
ELECTRIC
General
          The Utility provides electricity to more than 129,000 customers in a 50,000 square mile area of Minnesota, North Dakota and South Dakota. The Company derived 28%, 32% and 33% of its consolidated operating revenues from the Electric segment for each of the three years ended December 31, 2006, 2005 and 2004, respectively. The Company derived 48%, 69% and 78% of its consolidated income from continuing operations from the Electric segment for each of the three years ended December 31, 2006, 2005 and 2004, respectively. The breakdown of retail revenues by state is as follows:

State	2006	2005
Minnesota	51.5%	50.3%
North Dakota	39.8	40.9
South Dakota	8.7	8.8

Total	100.0%	100.0%

          The territory served by the Utility is predominantly agricultural. Although there are relatively few large customers, sales to commercial and industrial customers are significant. The following table provides a breakdown of electric revenues by customer category. All other sources include gross wholesale sales from Utility generation, net revenue from energy trading activity and sales to municipalities.

Customer category	2006	2005
Commercial	35.6%	33.5%
Residential	30.5	28.1
Industrial	23.0	20.9
All other sources	10.9	17.5

Total	100.0%	100.0%

          Wholesale electric energy kWh sales were 41.0% of total kWh sales for 2006 and 41.6% for 2005. Wholesale electric energy kWh sales were essentially flat between the years while revenue per kWh decreased by 8.4%. Activity in the short-term energy market is subject to change based on a number of factors and it is difficult to predict the quantity of wholesale power sales or prices for wholesale power in the future.
          With the inception of the MISO Day 2 markets in April 2005, MISO introduced two new types of contracts, virtual transactions and Financial Transmission Rights (FTR). Virtual transactions are of two types: Virtual Demand Bid, which is a bid to purchase energy in MISO’s Day-Ahead Market that is not backed by physical load, and Virtual Supply Offer which is an offer submitted by a market participant in the Day-Ahead Market to sell energy not supported by a physical injection or reduction in withdrawals in commitment by a resource. An FTR is a financial contract that entitles its holder to a stream of payments, or charges, based on transmission congestion charges calculated in MISO’s Day-Ahead Market. A market participant can acquire an FTR from several sources: the annual or monthly FTR allocation based on existing entitlements, the annual or monthly FTR auction, the FTR secondary market, or a grant of an FTR in conjunction with a transmission service request. An FTR is structured to hedge a market participant’s exposure to uncertain cash flows resulting from congestion of the transmission system. In 2006, net revenues from virtual and FTR transactions represented 1.4% of total electric energy revenues compared with 4.9% in 2005. As the MISO markets have evolved and become more efficient, profits from virtual transactions have declined.
          The aggregate population of the Utility’s retail electric service area is approximately 230,000. In this service area of 423 communities and adjacent rural areas and farms, approximately 130,900 people live in communities having a population of more than 1,000, according to the 2000 census. The only communities served which have a population in excess of 10,000 are Jamestown, North Dakota (15,527); Fergus Falls, Minnesota (13,471); and Bemidji, Minnesota (11,917). As of December 31, 2006 the Utility served 129,070 customers. This is an increase of 604 customers over December 31, 2005.
Capability and Demand
          As of December 31, 2006 and 2005 the Utility had base load net plant capability as follows:

Base load net plant capability	2006		2005
Big Stone Plant	256,025	kW	256,025	kW
Coyote Station	149,450		149,450
Hoot Lake Plant	143,875		153,700
Co-generation plant — Bemidji, MN (contract)	—		5,862
Co-generation plant — Perham, MN (contract)	1,281		1,242

Total	550,631	kW	566,279	kW

The base load net plant capability for Big Stone Plant and Coyote Station constitutes the Utility’s ownership percentages of 53.9% and 35%, respectively. The Utility owns 100% of the Hoot Lake Plant. Base load net plant capability decreased at the Hoot Lake Plant due to the retirement of the unit 1 turbine generator on December 31, 2005. The contract under which the Utility obtained energy from a co-generation plant near

Bemidji, MN was terminated in 2006, due to the closure of the adjacent mill that produced wood-waste used to fuel the generator.
          In addition to its base load capability, the Utility has combustion turbine and small diesel units owned or under contract, used chiefly for peaking and standby purposes, with a total capability of 145,098 kW, and hydroelectric capability of 4,294 kW. During 2006, the Utility generated about 76% of its retail kWh sales and purchased the balance.
          The Utility has arrangements to help meet its future base load requirements and continues to investigate other means for meeting such requirements. The Utility has an agreement to purchase 50,000 kW of year-round capacity through April 30, 2010. The Utility has agreements to purchase the output from approximately 23,000 kW (nameplate rating) of wind generating facilities. The December 2006 capacity rating of the wind generating facilities was 6,451 kW. Surplus energy is received from another 2,300 kW (nameplate rating) of wind generation that customers use to supply some of their own load. The Utility has a direct control load management system which provides some flexibility to the Utility to effect reductions of peak load. The Utility, in addition, offers rates to customers which encourage off-peak usage.
          The Utility traditionally experiences its peak system demand during the winter season. For the year ended December 31, 2006 the Utility experienced a system peak demand of 680,331 kW on December 7, 2006. The highest all-time system peak demand was 686,044 kW on January 5, 2004. Taking into account additional capacity available to it on December 7, 2006 under purchase power contracts (including short-term arrangements), as well as its own generating capacity, the Utility’s capability of then meeting system demand, excluding reserve requirements computed in accordance with accepted industry practice, amounted to 845,470 kW (776,060 kW if reserve requirements are included). The Utility’s additional capacity available under power purchase contracts (as described above), combined with generating capability and load management control capabilities, is expected to meet 2007 system demand, including industry reserve requirements.
Big Stone II
          On June 30, 2005 the Utility and a coalition of six other electric providers entered into several agreements for the development of a second electric generating unit, named Big Stone II, at the site of the existing Big Stone Plant near Milbank, South Dakota. The three primary agreements are the Participation Agreement, the Operation and Maintenance Agreement and the Joint Facilities Agreement. Central Minnesota Municipal Power Agency, Great River Energy, Heartland Consumers Power District, Montana-Dakota Utilities Co., a Division of MDU Resources Group, Inc., Southern Minnesota Municipal Power Agency and Western Minnesota Municipal Power Agency are parties to all three agreements. NorthWestern Corporation, one of the co-owners of the existing Big Stone Plant, is an additional party to the Joint Facilities Agreement.
          The Participation Agreement is an agreement to jointly develop, finance, construct, own (as tenants in common) and manage the Big Stone II Plant. The Participation Agreement includes provisions which obligate the parties to the agreement to obtain financing and pay their share of development, construction, operating and maintenance costs for the Big Stone II Plant. It also provides for the sharing of the plant output. Estimated construction costs for the plant including transmission are expected to be approximately $1.8 billion. The Participation Agreement provides that the Utility shall pay for and own 19.33% of the Big Stone II Plant and be entitled to a corresponding interest in the plant’s electrical output. The project participants included in the Participation Agreement a section covering withdrawal rights due to higher than anticipated project costs. Higher than anticipated project costs give each participant certain withdrawal rights exercisable at an agreed upon time. Under amendments to the Participation Agreement entered into in 2006, that time has been extended to June 2007. The Participation Agreement establishes a Coordinating Committee and an Engineering and Operating Committee to manage the development, design, construction, operation and maintenance of the Big Stone II Plant.

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
          The proposed project is intended to serve the participants’ native customer loads, will be nominally rated 630 megawatts and will be rate-based and coal fired or coal-and-biomass fired. The proposed project is expected to meet air emission requirements as prescribed by the Environmental Protection Agency and the South Dakota Department of Environment and Natural Resources. Black & Veatch Corporation, a Kansas City based engineering firm, has been selected to do the plant design work and provide construction management services.
          The participants are in the process of securing the permits required for construction and operation of the project, including the generation permit, air emission permits and certificate of need and route permits for transmission. In addition, a federal environmental impact statement (EIS) is expected to yield a Record of Decision in third quarter 2007. All major permits have been filed and are scheduled to be finalized in 2007. For more information regarding the status of the permitting process, see “General Regulation” and “Environmental Regulation.” Financial close, which requires the participants to provide binding financial commitments to support their share of costs, is to occur 90 days after the EIS Record of Decision. The financial close is not currently expected until first quarter of 2008. No one can predict the exact outcome of any of these proceedings and there have been interveners in the permitting process. If the necessary approvals are received and plans progress, groundbreaking is expected to take place in 2008 with the plant in service by 2012.
Fuel Supply
          Coal is the principal fuel burned at the Big Stone, Coyote and Hoot Lake generating plants. Coyote Station, a mine-mouth facility, burns North Dakota lignite coal. Hoot Lake and Big Stone plants burn western subbituminous coal.
          The following table shows the sources of energy used to generate the Utility’s net output of electricity for 2006 and 2005:

	2006		2005
	Net Kilowatt Hours		Net Kilowatt Hours
	Generated	% of Total Kilowatt	Generated	% of Total Kilowatt
Sources	(Thousands)	Hours Generated	(Thousands)	Hours Generated
Subbituminous Coal	2,539,723	71.1%	2,410,719	68.6%
Lignite Coal	981,478	27.5	1,043,020	29.7
Hydro	18,363	.5	23,446	.7
Natural Gas and Oil	31,846	.9	36,520	1.0

Total	3,571,410	100.0%	3,513,705	100.0%

          The Utility has the following primary coal supply agreements:

Plant	Coal Supplier	Type of Coal	Expiration Date
Big Stone Plant	Arch Coal Sales Company, Inc.	Wyoming subbituminous	December 31, 2007
Big Stone Plant	Kennecott Coal Sales Company	Wyoming subbituminous	December 31, 2007
Hoot Lake Plant	Kennecott Coal Sales Company	Wyoming subbituminous	December 31, 2007
Coyote Station	Dakota Westmoreland Corporation	North Dakota lignite	2016
          The contract with Dakota Westmoreland Corporation has a 15-year renewal option subject to certain contingencies. It is the Utility’s practice to maintain a minimum 30-day inventory (at full output) of coal at the Big Stone Plant and a 20-day inventory at the Coyote Station and Hoot Lake Plant. Delivery disruptions in early 2006 to both Big Stone Plant and Hoot Lake Plant forced load restrictions at those plants to prevent depletion of the stockpiles. Through these and other efforts, the delivery slowdown was successfully managed without diminishing reliability. Both plants have leased additional railcars to maintain sufficient deliveries of coal needed to run at full-load capacity.
          Railroad transportation services to the Big Stone Plant are being provided under a common carrier rate by the Burlington Northern and Santa Fe Railroad. The Company filed a complaint in regard to this rate with the Surface Transportation Board requesting the Board set a competitive rate. On January 27, 2006 the Surface Transportation Board issued a final decision dismissing the case. The co-owners of the Big Stone Plant appealed the Surface Transportation Board’s decision to the U.S. Court of Appeals for the Eighth Circuit. Oral arguments were heard on the case on January 8, 2007, and a decision on the appeal is expected during the third quarter of 2007. During the appeal process, the railroad transportation services to the Big Stone Plant continue to be provided under the common carrier rate. Railroad transportation services to the Hoot Lake Plant are being provided under a common carrier rate by the Burlington Northern and Santa Fe Railroad. On January 1, 2006, the Burlington Northern and Santa Fe Railroad implemented a new mileage-based methodology to assess fuel surcharges that replaced the previous revenue-based fuel surcharge. The basis for the fuel surcharge is still the U.S. average price of retail on-highway diesel fuel. The fuel surcharge applies to both Hoot Lake and Big Stone plants. No coal transportation agreement is needed for the Coyote Station due to its location next to a coal mine.
          The average cost of coal consumed (including handling charges to the plant sites) per million BTU for each of the three years 2006, 2005 and 2004 was $1.419, $1.339 and $1.229, respectively.
          The Utility is permitted by the State of South Dakota to burn some alternative fuels, including tire-derived fuel and biomass, at the Big Stone Plant.

General Regulation
          The Utility is subject to regulation of rates and other matters in each of the three states in which it operates and by the federal government for certain interstate operations.
          A breakdown of electric rate regulation by each jurisdiction is as follows:

		2006		2005
		% of	% of	% of	% of
		Electric	kWh	Electric	kWh
Rates	Regulation	Revenues	Sales	Revenues	Sales
MN retail sales	MN Public Utilities Commission	33.6%	30.8%	31.2%	30.2%
ND retail sales	ND Public Service Commission	25.9	22.7	25.3	22.9
SD retail sales	SD Public Utilities Commission	5.7	5.4	5.5	5.2
Transmission & wholesale	Federal Energy Regulatory Commission	34.8	41.1	38.0	41.7

		100.0%	100.0%	100.0%	100.0%

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
          Minnesota: Under the Minnesota Public Utilities Act, the Utility is subject to the jurisdiction of the MPUC with respect to rates, issuance of securities, depreciation rates, public utility services, construction of major utility facilities, establishment of exclusive assigned service areas, contracts and arrangements with subsidiaries and other affiliated interests, and other matters. The MPUC has the authority to assess the need for large energy facilities and to issue or deny certificates of need, after public hearings, within one year of an application to construct such a facility. The Utility has not had a significant rate proceeding before the MPUC since July 1987. The Utility has agreed to file a general rate case on or before October 1, 2007.
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
          Under Minnesota law, every regulated public utility that furnishes electric service must make annual investments and expenditures in energy conservation improvements, or make a contribution to the state’s energy and conservation account, in an amount equal to at least 1.5% of its gross operating revenues from service provided in Minnesota. The DOC may require the utility to make investments and expenditures in energy conservation improvements whenever it finds that the improvement will result in energy savings at a total cost to the utility less than the cost to the utility to produce or purchase an equivalent amount of a new supply of energy. Such DOC orders are appealable to the MPUC. Investments made pursuant to such orders generally are recoverable costs in rate cases, even though ownership of the improvement may belong to the property owner rather than the utility. Since 1995, the Utility has recovered conservation related costs not included in base rates under Minnesota’s Conservation Improvement Programs through the use of an annual recovery mechanism approved by the MPUC.
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
          The MPUC requires the annual filing of a capital structure petition. In this filing the MPUC reviews and approves the capital structure for the Company. Once the petition is approved, the Company may issue securities without further petition or approval, provided the issuance is consistent with the purposes and amounts set forth in the approved capital structure petition. The Company’s current capital structure petition is in effect until the Commission issues a new capital structure order for 2007. The Company expects to file its 2007 capital structure petition in March and expects to receive approval from the MPUC prior to May 31, 2007.
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
          In February 2007, the Minnesota legislature passed a renewable energy standard requiring that the Utility generate or procure sufficient renewable generation such that the following percentages of total retail electric sales to retail customers in Minnesota are generated by qualifying renewables: 12% by 2012; 17%

by 2016; 20% by 2020 and 25% by 2025. Under certain circumstances and after consideration of costs and reliability issues, the MPUC may modify or delay implementation of the standards.
          Pursuant to the Minnesota Power Plant Siting Act, the MPUC has been granted the authority to regulate the siting in Minnesota of large electric power generating facilities in an orderly manner compatible with environmental preservation and the efficient use of resources. To that end, the MPUC is empowered, after an environmental impact study is conducted by the DOC and the Office of Administrative Law conducts contested case hearings, to select or designate sites in Minnesota for new electric power generating plants (50,000 kW or more) and routes for transmission lines (100 kV or more) and to certify such sites and routes as to environmental compatibility. The Utility and the coalition of six other electric providers filed an application for a Certificate of Need for the Minnesota portion of the Big Stone II transmission line project on October 3, 2005 and filed an application for a Route Permit for the Minnesota portion of the Big Stone II transmission line project with the MPUC on December 9, 2005. Evidentiary hearings were conducted in December 2006 and all parties have submitted legal briefs. The recommendation of the Administrative Law Judge is expected in March 2007 and final action by the MPUC is possible in May 2007.
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
          In September 2004, a letter was provided to the MPUC summarizing issues and conclusions of an internal investigation completed by the Company related to claims of allegedly improper regulatory filings brought to the attention of the Company by certain individuals. On November 30, 2004 the Utility filed a report with the MPUC responding to these claims. In 2005, the Energy Division of the DOC, the Residential Utilities Division of the Office of Attorney General and the claimants filed comments in response to the report, to which the Company filed reply comments. A hearing before the MPUC was held on February 28, 2006. As a result of the hearing, the Utility agreed that within 90 days it would file a revised Regulatory Compliance Plan, an updated Corporate Cost Allocation Manual and documentation of the definitions of its chart of accounts. The Utility filed these documents with the MPUC in the second quarter of 2006. The Company received comments on its filings from the DOC and the claimants and filed reply comments in August 2006.
          The DOC recommended accepting the revised Regulatory Compliance Plan and the chart of accounts definition. The Utility filed supplemental comments related to its Corporate Allocation Manual in November 2006. The Utility also agreed to file a general rate case in Minnesota on or before October 1, 2007. At a MPUC hearing on January 25, 2007 all remaining open issues were resolved. The MPUC accepted the Company’s compliance filing with minor changes, agreed to allow the Utility to calculate corporate cost allocations as proposed, determined not to conduct any further review at this time and required the Company to include all of its short-term debt in its calculations of allowance for funds used during construction. The Company agreed to provide the MPUC the results of the current FERC Operational Audit when available, compare the corporate allocation method to a commonly accepted methodology in the next rate case, and provide the results of the Company’s investigation relating to a 2007 hotline complaint. The Company recorded a noncash charge to other income and deductions of $3.3 million in 2006 related to uncertainty with respect to the capitalized cost of construction funds included in the Utility’s rate base.
          In December 2005 the MPUC issued an order denying the Utility’s request to allow recovery of certain MISO-related costs through the fuel clause adjustment (FCA) in Minnesota retail rates and requiring a refund of amounts previously collected pursuant to an interim order issued in April 2005. A $1.9 million reduction in revenue and a refund payable was recorded in December 2005 by the Utility to reflect the refund obligation. On February 9, 2006 the MPUC decided to reconsider its December 2005 order. The MPUC issued a subsequent order on February 24, 2006, requiring investor-owned utilities in the state to participate with the DOC and other parties in a proceeding that would evaluate suitability of recovery of certain MISO Day 2 energy market costs through the FCA. The February 24, 2006 order eliminated the refund provision from the December 2005 order and allowed that any MISO-related costs not recovered through the FCA may be deferred for a period of 36 months, with possible recovery through base rates in the Utility’s next general rate case. As a result, the Utility recognized $1.9 million in revenue and reversed the refund payable in February 2006. The Utility, together with the other Minnesota utilities and other parties submitted a final Joint Report to the MPUC in July 2006. On October 31, 2006 the MPUC convened a technical conference at which the parties provided a summary of the Joint Report. On November 6, 2006 the utilities filed supplemental comments. This matter returned to the MPUC on November 7, 2006.
          In an order issued on December 20, 2006, the MPUC stated that except for schedules 16 and 17 administrative costs, discussed below, each petitioning utility may recover the charges imposed by the MISO for Day 2 operations (offset by revenues from Day 2 operations via net accounting) through the calculation of the utility’s FCA from the period April 1, 2005 through a period of at least three years after the date of the order. The MPUC ordered the utilities to refund schedule 16 and 17 costs collected through the FCA since the inception of MISO Day 2 Markets in April 2005 and stated that each petitioning utility may use deferred accounting for MISO schedule 16 and 17 costs incurred since April 1, 2005. Each utility may continue deferring schedule 16 and 17 costs without interest until the earlier of March 1, 2009 or the utility’s next electric rate case. By March 1, 2009, each utility shall begin amortizing the balance of the deferred Day 2 costs through March 1, 2012 unless and until the utility has a rate case addressing the utility’s proposal for recovering the balance. In its next rate case a utility may seek to recover schedule 16 and 17 costs at an appropriate level of base rate recovery. The utility may not increase rates to recover MISO administrative costs unless the costs were prudently incurred, reasonable, resulted in benefits justifying recovery and not already recovered through other rates. However, a utility may seek to recover schedule 16 and 17 costs and associated amortizations through interim rates pending the resolution of a rate case, subject to final MPUC approval. As a result of the December 20, 2006 order, the Utility will refund $446,000 to Minnesota retail customers through the FCA over a twelve-month period beginning in February 2007 and will defer that amount and additional amounts related to MISO schedule 16 and 17 costs incurred subsequent to December 31, 2006 until it seeks recovery of those costs in its next electric rate case to be filed on or before October 1, 2007.
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
          In September 2004, a letter was provided to the NDPSC summarizing issues and conclusions of an internal investigation completed by the Company as it related to claims of allegedly improper regulatory filings brought to the attention of the Company by certain individuals. The NDPSC did not open a formal docket, but its staff reviewed the issues. The Company responded to various data requests and worked with staff and the NDPSC to resolve issues raised by the internal investigation. In its hotline complaint investigation order issued in May 2006, the NDPSC stated that, in the opinion of staff, the impact of the issues reviewed was not significant enough to cause a change in the results of the Company’s performance-based ratemaking plan in place from 2001 through 2005.

          In February 2005, the Utility filed with the NDPSC a petition to seek recovery of certain MISO-related costs through the FCA. The NDPSC granted interim recovery through the FCA in April 2005, but similar to the decision of the MPUC, conditioned the relief as being subject to refund until the merits of the case are determined. The NDPSC has taken no further action regarding this filing.
          North Dakota law provides that a utility may ask the NDPSC to determine in advance that an expected investment in a large generating or transmission facility is prudent. On November 14, 2006, the Utility filed an application asking the NDPSC to determine that the Big Stone II project is prudent. Evidentiary hearings are scheduled for late spring 2007.
          South Dakota: Under the South Dakota Public Utilities Act, the Utility is subject to the jurisdiction of the SDPUC with respect to rates, public utility services, establishment of assigned service areas and other matters. The Utility is not currently subject to the jurisdiction of the SDPUC with respect to the issuance of securities. Under the South Dakota Energy Facility Permit Act, the SDPUC has the authority to approve sites in South Dakota for large energy conversion facilities (100,000 kW or more) and transmission lines of 115 kV or more. There have been no significant rate proceedings in South Dakota since November 1987. The Utility and the coalition of six other electric providers filed an Energy Conversion Facility Siting Permit Application with the SDPUC for the Big Stone II Plant on July 21, 2005. The permit was granted by the SDPUC on July 14, 2006 and was appealed by the following interveners: Center for Environmental Advocacy, Fresh Energy, Izaak Walton League, and Union of Concerned Scientists (joint interveners). In February 2007, a South Dakota circuit judge affirmed the SDPUC’s issuance of the permit, however it is possible the joint interveners may appeal the decision to the state’s Supreme Court. A permit application for the South Dakota portion of the transmission line for the Big Stone II Plant was filed with the SDPUC on January 16, 2006 and was approved by the SDPUC on January 2, 2007.
          In September 2004, a letter was provided to the SDPUC summarizing issues and conclusions of an internal investigation completed by the Company as it related to claims of allegedly improper regulatory filings brought to the attention of the Company by certain individuals. The staff of the SDPUC followed up with a few informal questions. There has been no additional correspondence between the Company and the SDPUC related to these issues.
          In March 2005, the Utility filed with the SDPUC a petition to seek recovery of certain MISO-related costs through the FCA. The SDPUC approved the request in April 2005.
          FERC: Wholesale power sales and transmission rates are subject to the jurisdiction of the FERC under the Federal Power Act of 1935, as amended (FPA). The FERC is an independent agency, which has jurisdiction over rates for wholesale electricity sales, transmission and sale of electric energy in interstate commerce, interconnection of facilities, and accounting policies and practices. Filed rates are effective after a one-day suspension period, subject to ultimate approval by the FERC.
          On April 25, 2006 the FERC issued an order requiring MISO to refund to customers, with interest, amounts related to real-time revenue sufficiency guarantee (RSG) charges that were not allocated to day-ahead virtual supply offers in accordance with MISO’s Transmission and Energy Markets Tariff (TEMT) going back to the commencement of MISO Day 2 markets in April 2005. On May 17, 2006 the FERC issued a Notice of Extension of Time, permitting MISO to delay compliance with the directives contained in its April 2006 order, including the requirement to refund to customers the amounts due, with interest, from April 1, 2005 and the requirement to submit a compliance filing. The Notice stated that the order on rehearing would provide the appropriate guidance regarding the timing of compliance filing. On October 26, 2006 the FERC issued an order on rehearing, stating it would not require refunds related to real-time RSG charges that had not been allocated to day-ahead virtual supply offers in accordance with MISO’s TEMT going back to the commencement of the MISO Day 2 market in April 2005. However, the FERC ordered prospective allocation of RSG charges to virtual transactions consistent with the TEMT to prevent future inequity and directed MISO to propose a charge that assesses RSG costs to virtual supply offers based on the RSG costs they cause within 60 days of the October 26, 2006 order. On December 27, 2006 the FERC issued an order granting rehearing of the October 26, 2006 order.
          The Division of Operation Audits of the FERC Office of Market Oversight and Investigations (OMOI) commenced an audit of the Utility’s transmission practices in 2005. The purpose of the audit is to determine whether and how the Utility’s transmission practices are in compliance with the FERC’s applicable rules and regulations and tariff requirements and whether and how the implementation of the Utility’s waivers from the requirements of Order No. 889 and Order No. 2004 restricts access to transmission information that would benefit the Utility’s off-system sales. The Division of Operation Audits of the OMOI has not issued an audit report. The Company cannot predict if the results of the audit will have any impact on the Company’s consolidated financial statements.
          The Comprehensive Energy Policy Act of 2005 (the 2005 Energy Act) signed into law in August 2005, substantially affected the regulation of energy companies, including the Utility. The 2005 Energy Act amended federal energy laws and provided the FERC with new oversight responsibilities. Among the important changes implemented as a result of this legislation were the following:
•	The Public Utility Holding Company Act of 1935 (PUHCA) was repealed effective February 8, 2006. PUHCA significantly restricted mergers and acquisitions in the electric utility sector.

•	FERC appointed the Electric Reliability Organization (ERO) formerly known as North American Electric Reliability Council (NERC) as an electric reliability organization to establish and enforce mandatory reliability rules regarding the interstate electric transmission system. On January 1, 2007 the ERO began operating.

•	The FERC established incentives for transmission companies, such as performance based rates, recovery of costs to comply with reliability rules and accelerated depreciation for investments in transmission infrastructure.

•	Federal support was made available for certain clean coal power initiatives, nuclear power projects and renewable energy technologies.
The Utility continues to follow the regulatory matters arising from the 2005 Energy Act and cannot predict with certainty the impact on its electric operations.
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
          MRO: The Utility is a member of the Midwest Reliability Organization (MRO). The MRO, a non-profit organization that replaced the MAPP Regional Reliability Council, is one of 8 Regional Reliability Councils that comprise the NERC. The MRO is a voluntary organization committed to ensuring the reliability of the bulk power system in the Midwest part of North America. The MRO, through its balanced stakeholder board with independent oversight, operates independently from any member, market participant or operator, so that the standards developed and enforced by the MRO are fair and administered without undue influence from market participants. The MRO is approximately 40% larger in terms of net end use load than MAPP. The MRO region includes more than 40 members supplying approximately 280 million megawatt-hours to more than 20 million people. Its membership is comprised of municipal utilities, cooperatives, investor-owned utilities, a federal power marketing agency, Canadian Crown Corporations and independent power producers.

          MISO: The Utility is a member of the MISO. As expressed in FERC Order No. 2000, FERC’s view is that independent regional transmission organizations will benefit the public interest by enhancing the reliability of the electric grid and providing unbiased regional grid management, nondiscriminatory operation of the bulk power transmission system and open access to the transmission facilities under MISO’s functional supervision. The MISO covers a broad region containing all or parts of 20 states and one Canadian province. The MISO began operational control of the Utility’s transmission facilities above 100 kV on February 1, 2002 but the Utility continues to own and maintain its transmission assets. As the transmission provider and security coordinator for the region, the MISO seeks to optimize the efficiency of the interconnected system, provide regional solutions to regional planning needs and minimize risk to reliability through its security coordination, long-term regional planning, market monitoring, scheduling and tariff administration functions.
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
          Legislative and regulatory activity could affect operations in the future. The Utility cannot predict the timing or substance of any future legislation or regulation. There has been no legislative action regarding electric retail choice in any of the states where the Utility operates. The Minnesota legislature is considering legislation which would regulate holding companies doing business within the state that include in the ownership chain a public utility. The legislation would limit the non-utility assets of the holding company as a whole, to 25% of total assets. This legislation, if passed in its present form, could limit the Company’s ability to maintain and grow its nonelectric businesses. The Company does not expect retail competition to come to the States of Minnesota, North Dakota or South Dakota in the foreseeable future.
          The Utility is unable to predict the impact on its operations resulting from future regulatory activities, from future legislation or from future taxes that may be imposed on the source or use of energy.

Environmental Regulation
          Impact of Environmental Laws: The Utility’s existing generating plants are subject to stringent federal and state standards and regulations regarding, among other things, air, water and solid waste pollution. In the five years ended December 31, 2006 the Utility invested approximately $10.8 million in environmental control facilities. The 2007 construction budget includes approximately $12.4 million for environmental equipment for existing facilities. The Utility’s share of environmental expenditures for the proposed Big Stone II Plant is estimated to be $133 million, including the cost of a joint scrubber, which will be shared between the current Big Stone Plant and the proposed Big Stone II Plant.
          Air Quality: Pursuant to the Federal Clean Air Act of 1970 as amended (the Act), the United States Environmental Protection Agency (EPA) has promulgated national primary and secondary standards for certain air pollutants.
          The primary fuels burned by the Utility’s steam generating plants are North Dakota lignite coal and western subbituminous coal. Electrostatic precipitators have been installed at the principal units at the Hoot Lake Plant. Hoot Lake Plant unit 1 turbine generator, which is the smallest of the three coal-fired units at Hoot Lake Plant, was retired as of December 31, 2005. The Utility has retained the unit 1 boiler for use as a source of emergency heat. A fabric filter collects particulates from stack gases on Hoot Lake Plant unit 1. As a result, the Utility believes the units at the Hoot Lake Plant currently meet all presently applicable federal and state air quality and emission standards.
          A major portion of the Big Stone Plant’s electrostatic precipitator was replaced in 2002 with an Advanced Hybrid™ technology that was installed as part of a demonstration project co-funded by Department of Energy’s National Energy Technology Laboratory Power Plant Improvement Initiative. The technology is designed to capture at least 99.99% of the fly ash particulates emitted from the boiler. Initial test data demonstrates the emissions design parameters were met. The Department of Energy’s National Energy Technology Laboratory, consultants, equipment vendors and the Utility have assessed the operational performance of the unit and its balance-of-plant impacts as part of the ongoing effort to refine the demonstration technology. Even though Big Stone Plant co-owners replaced the remaining four precipitator fields with Advanced Hybrid™ technology in 2005, the technology continues to impose limits on plant output. The Big Stone Plant co-owners have evaluated particulate emissions control technology options and have decided to replace the demonstration project Advanced Hybrid™ technology with a pulse jet baghouse in 2007. The Big Stone Plant is currently operating within all presently applicable federal and state air quality and emission standards.
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
          The national NOx emission reduction goals are achieved by imposing mandatory emissions standards on individual sources. Hoot Lake Plant unit 2 is governed by the phase one early opt-in provision until January 1, 2008. In order to meet the national NOx emission standards required at the

Hoot Lake Plant unit 2 in 2008, the Utility plans to install low NOx burners and possibly over-fire air in 2008. The remaining generating units meet the NOx emission regulations that were adopted by the EPA in December 1996. All of the Utility’s generating facilities met the NOx standards during 2006.
          The EPA Administrator signed the final Interstate Air Quality Rule, also known as the Clean Air Interstate Rule, on March 10, 2005. EPA has concluded that SO2 and NOx are the chief emissions contributing to interstate transport of particulate matter less than 2.5 microns (PM2.5). EPA has also concluded that NOx emissions are the chief emissions contributing to ozone non-attainment. Twenty-three states and the District of Columbia were found to contribute to ambient air quality PM2.5 non-attainment in downwind states. On that basis, EPA is proposing to cap SO2 and NOx emissions in the designated states. Minnesota is included among the twenty-three states for emissions caps. Twenty-five states were found to contribute to downwind 8-hour ozone non-attainment. None of the states in the Utility’s service territory are slated for NOx reduction for ambient air quality 8-hour ozone non-attainment purposes. Based on the Utility’s assessment of the likely applicable requirements, Hoot Lake Plant units 2 and 3 must either reduce their NOx emissions to approximately 0.13 pounds per million Btu or purchase NOx allowances for those emissions in excess of that level beginning in 2009. NOx emissions control equipment was installed on Hoot Lake Plant unit 3 in 2006 at a cost of approximately $1.9 million. As noted above, additional NOx emission control equipment is slated for installation in 2008 on Hoot Lake Plant unit 2 at a similar cost. The Utility expects that the installation of NOx emission control equipment will allow Hoot Lake Plant units 2 and 3 to reduce the purchase of NOx allowances.
          On June 15, 2005, EPA signed the Regional Haze Best Available Retrofit Technology (BART) rule. The rule requires emissions reductions from designated sources that are deemed to contribute to visibility impairment in Class I air quality areas. Hoot Lake Plant unit 3 and Big Stone Plant are units that are potentially subject to emission reduction requirements. The Minnesota Pollution Control Agency has determined that Hoot Lake Plant unit 3 is not subject to the BART rule. A similar determination has not been made for Big Stone Plant and it remains potentially subject to emission reduction requirements. The state rule revisions are due by January 2008. Given the regulatory uncertainties at this time, it is not possible to assess to what extent this regulation will impact the Company.
          The Act calls for EPA studies of the effects of emissions of listed pollutants by electric steam generating plants. The EPA has completed the studies and submitted reports to Congress. The Act required the EPA to make a finding as to whether regulation of emissions of hazardous air pollutants from fossil fuel-fired electric utility generating units is appropriate and necessary. On December 14, 2000 the EPA announced that it affirmatively decided to regulate mercury emissions from electric generating units. The EPA published the proposed mercury rule on January 30, 2004. The proposal included two options for regulating mercury emission from coal-fired electric generating units. One option would set technology-based maximum achievable control technology standards under paragraph 111(d) of the Act. The other option embodies a market-based cap and trade approach to emissions reduction. The EPA published final rules in May 2005 based on the cap and trade approach. On October 28, 2005 the EPA announced a reconsideration of portions of the final rules. Final rules were published on June 9, 2006 that maintained the cap and trade approach. The cap and trade approach is being followed by the three states where the Utility’s coal-fired plants are located. There are, however, unresolved legal challenges to EPA’s mercury rule. The Utility is currently evaluating its compliance strategy based on EPA’s rule.
          In 1998, the EPA announced its New Source Review Enforcement Initiative targeting coal-fired utilities, petroleum refineries, pulp and paper mills and other industries for alleged violations of EPA’s New Source Review rules. These rules require owners or operators that construct new major sources or make major modifications to existing sources to obtain permits and install air pollution control equipment at affected facilities. The EPA is attempting to determine if emission sources violated certain provisions of the Act by making major modifications to their facilities without installing state-of-the-art pollution controls. On January 2, 2001 the Utility received a request from the EPA, pursuant to Section 114(a) of the Act, to provide certain information relative to past operation and capital construction projects at the

Big Stone Plant. The Utility responded to that request. In March 2003 the EPA conducted a review of the plant’s outage records as a follow-up to their January 2001 data request. A copy of the designated documents was provided to EPA on March 21, 2003. At this time the Utility cannot determine what, if any, actions will be taken by the EPA. The EPA issued changes to the existing New Source Review rules with respect to routine maintenance and repair and replacement activities in its Equipment Replacement Provision Rule on October 27, 2003. However, the U.S. Court of Appeals for the D.C. Circuit issued an order which stayed the effective date of the Equipment Replacement Provision rule pending judicial review. In a March 2006 decision the U.S. Court of Appeals for the D.C. Circuit struck down the EPA’s Equipment Replacement Provision. The EPA petitioned the original three-judge panel to reconsider its ruling and, at the same time, petitioned all of the court’s judges to rehear the panel’s decision. In June 2006, the judges denied both requests. The Department of Justice, on behalf of EPA, and the Utility Air Regulatory Group filed petitions with the U.S. Supreme Court in November 2006 asking the Court to overturn the D.C. Circuit Court’s decision to vacate the Equipment Replacement Provision.
          On November 20, 2006, the Sierra Club notified the Utility and the two other Big Stone Plant co-owners of its intent to sue alleging violations of the “Prevention of Significant Deterioration” (PSD) requirements of the Act at the Big Stone Plant with respect to three past plant activities. The Sierra Club stated that unless the matter is otherwise fully resolved, it intends to file suit in the applicable district courts any time 60 days after November 20, 2006. As of the date of this report on Form 10-K the Sierra Club has not filed suit in the applicable district courts. The Utility believes that they are in material compliance with all applicable requirements of the Act.
          The Coyote Station is subject to certain emission limitations under the PSD program of the Act. The EPA and the North Dakota Department of Health reached an agreement to identify a process for resolving several issues relating to the modeling protocol for the state’s PSD program. Modeling was completed and the results were submitted to the EPA for their review. On April 19, 2005 the North Dakota Department of Health held a Periodic Review Hearing relating to the PSD Air Quality Modeling Report that was submitted to the EPA. One of the Hearing Officer’s Findings and Conclusion was that the air quality relating to impacts of SO2 emissions is being adequately protected and that at 2002-2003 SO2 emission levels the relevant Class I increments are not violated.
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
          On February 16, 2004 the EPA Administrator signed the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures for certain existing facilities. Hoot Lake Plant is the Utility’s only facility that could be impacted by this rule. On January 25, 2007 the U.S. Court of Appeals for the Second Circuit remanded portions of the rule to EPA. The Utility has completed an information collection program for the Hoot Lake Plant cooling water intake structure, but given the recent Court decision the Utility is uncertain of the impact on the facility at this time.
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
          At the request of the Minnesota Pollution Control Agency (MPCA), the Utility has an ongoing investigation at its former, closed Hoot Lake Plant ash disposal sites. The MPCA continues to monitor site activities under their Voluntary Investigation and Cleanup Program. The Utility provided a revised focus feasibility study for remediation alternatives to the MPCA in October 2004. The Utility and the MPCA have reached an agreement identifying the remediation technology and the Utility completed the projects in 2006. The effectiveness of the remediation is currently under evaluation.
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
Capital Expenditures
          The Utility is continually expanding, replacing and improving its electric facilities. During 2006, approximately $35 million was invested for additions and replacements to its electric utility properties. During the five years ended December 31, 2006 gross electric property additions, including construction work in progress, were approximately $174.5 million and gross retirements were approximately $60.9 million.
          The Utility estimates that during the five-year period 2007-2011 it will invest approximately $776 million for electric construction, which includes $360 million for its share of expected expenditures for construction of the planned Big Stone II electric generating plant and related transmission assets if all necessary permits and approvals are granted on a timely basis. Other significant portions of the 2007-2011 capital budget include wind generation projects and upgrades and extensions to the Utility’s transmission system.

Franchises
          At December 31, 2006 the Utility had franchises to operate as an electric utility in all incorporated municipalities that it serves. All franchises are nonexclusive and generally were obtained for 20-year terms, with varying expiration dates. No franchises are required to serve unincorporated communities in any of the three states that the Utility serves. The Utility believes that its franchises will be renewed prior to expiration.
Employees
          At December 31, 2006 the Utility had approximately 656 equivalent full-time employees. A total of 473 employees are represented by local unions of the International Brotherhood of Electrical Workers. These labor contracts were renewed in the fall of 2005 and have expiration dates in the fall of 2008 and 2009. The Utility has not experienced any strike, work stoppage or strike vote, and considers its present relations with employees to be good.
PLASTICS
General
          Plastics consist of businesses producing polyvinyl chloride (PVC) and polyethylene (PE) pipe. The Company derived 15%, 16% and 14% of its consolidated operating revenues from the Plastics segment for each of the three years ended December 31, 2006, 2005 and 2004, respectively. The Company derived 28%, 26% and 14% of its consolidated income from continuing operations from the Plastics segment for each of the three years ended December 31, 2006, 2005 and 2004, respectively.
          The following is a brief description of these businesses:
Northern Pipe Products, Inc., located in Fargo, North Dakota, manufactures and sells PVC and PE pipe for municipal water, rural water, wastewater, storm drainage systems and other uses in the Northern, Midwestern and Western regions of the United States as well as Canada. Production facilities for PVC pipe are located in Fargo, North Dakota and Hampton, Iowa. The production facility for PE pipe is located in Hampton, Iowa.
Vinyltech Corporation, located in Phoenix, Arizona, manufactures and sells PVC pipe for municipal water, wastewater, water reclamation systems and other uses in the Western, Southwestern and South-central regions of the United States.
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
Competition
          The plastic pipe industry is highly fragmented and competitive, due to the large number of producers, the small number of raw material suppliers and the fungible nature of the product. Due to shipping costs, competition is usually regional, instead of national, in scope. The principal areas of competition are a combination of price, service, warranty and product performance. Northern Pipe and Vinyltech compete not only against other plastic pipe manufacturers, but also ductile iron, steel, concrete and clay pipe producers. Pricing pressure will continue to affect operating margins in the future.
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
          The PVC resins are acquired in bulk and shipped to point of use by rail car. Over the last several years, there has been consolidation in PVC resin producers. There are a limited number of third party vendors that supply the PVC resin used by Northern Pipe and Vinyltech. Two vendors provided approximately 99% and 97% of total resin purchases in 2006 and 2005, respectively. The supply of PVC resin may also be limited due to manufacturing capacity and the limited availability of raw material components. A majority of U.S. resin production plants are located in the Gulf Coast region, which is subject to risk of damage to the plants and potential shutdown of resin production because of exposure to hurricanes that occur in that part of the United States. The loss of a key vendor, or any interruption or delay in the supply of PVC resin, could disrupt the ability of the Plastics segment to manufacture products, cause customers to cancel orders or require incurrence of additional expenses to obtain PVC resin from alternative sources, if such sources were available. Both Northern Pipe and Vinyltech believe they have good relationships with their key raw material vendors.
          Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins.
Capital Expenditures
          Capital expenditures in the Plastics segment typically include investments in extrusion machines, land and buildings and management information systems. During 2006, capital expenditures of approximately $5 million were made in the Plastics segment. Total capital expenditures for the five-year period 2007-2011 are estimated to be approximately $19 million. Estimated capital expenditures include approximately $6 million for an expansion at Vinyltech to add a state-of-the-art blending system and two additional extrusion lines which are expected to increase capacity at that plant by 40% when operational in 2008.
Employees
          At December 31, 2006 the Plastics segment had approximately 192 full-time employees.

MANUFACTURING
General
          Manufacturing consists of businesses engaged in the following activities: production of waterfront equipment, wind towers, material and handling trays and horticultural containers, contract machining and metal parts stamping and fabrication.
          The Company derived 28%, 25% and 25% of its consolidated operating revenues from the Manufacturing segment for each of the three years ended December 31, 2006, 2005 and 2004, respectively. The Company derived 26%, 14% and 19% of its consolidated income from continuing operations from the Manufacturing segment for each of the three years ended December 31, 2006, 2005 and 2004, respectively. The following is a brief description of each of these businesses:
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
DMI Industries, Inc. (DMI), located in West Fargo, North Dakota, engineers and manufactures wind towers and other heavy metal fabricated products. In May 2006 DMI began producing wind towers at its new manufacturing facility in Fort Erie, Ontario, Canada. As a result of this expansion, DMI established a wholly-owned subsidiary, DMI Canada, Inc., for the new Canadian operations.
ShoreMaster, Inc. (ShoreMaster), with headquarters in Fergus Falls, Minnesota, produces and markets residential and commercial waterfront equipment, ranging from boatlifts and docks to full marina systems that are marketed throughout the United States. ShoreMaster has two wholly-owned subsidiaries, Galva Foam Marine Industries, Inc. and Shoreline Industries, Inc. ShoreMaster has manufacturing facilities located in Fergus Falls and Pine River, Minnesota; Adelanto, California; Camdenton, Missouri; and St. Augustine, Florida.
T. O. Plastics, Inc. (T.O. Plastics), located in Minneapolis and Clearwater, Minnesota; and Hampton, South Carolina; manufactures and sells thermoformed products for the horticulture industry throughout the United States. In addition, T. O. Plastics produces products such as clamshell packing, blister packs, returnable pallets and handling trays for shipping and storing odd-shaped or difficult-to-handle parts for other industries.
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

Raw Materials Supply
          The companies in the Manufacturing segment use a variety of raw materials in the products that they manufacture, including steel, aluminum, resin and concrete. Both pricing increases and availability of these raw materials are concerns of companies in the Manufacturing segment. The companies in the Manufacturing segment attempt to pass the increases in the costs of these raw materials on to their customers. Increases in the costs of raw materials that cannot be passed on to customers could have a negative affect on profit margins in the Manufacturing segment.
Legislation
          The demand for wind towers that are manufactured by DMI depends primarily on the existence of either renewable portfolio standards or a federal production tax credit for wind energy. A federal production tax credit is in place through December 31, 2008.
Capital Expenditures
          Capital expenditures in the Manufacturing segment typically include additional investments in new manufacturing equipment or expenditures to replace worn-out manufacturing equipment. Capital expenditures may also be made for the purchase of land and buildings for plant expansion and for investments in management information systems. During 2006, capital expenditures of approximately $20 million were made in the Manufacturing segment. Total capital expenditures for the Manufacturing segment during the five-year period 2007-2011 are estimated to be approximately $59 million including approximately $7 million for a planned expansion at DMI’s manufacturing facility in Ontario, Canada in 2008 that will increase production capacity by 30%.
Employees
          At December 31, 2006 the Manufacturing segment had approximately 1,420 full-time employees.
HEALTH SERVICES
General
          Health Services consists of the DMS Health Group, which includes businesses involved in the sale of diagnostic medical equipment, patient monitoring equipment and related supplies and accessories. These businesses also provide equipment maintenance, diagnostic imaging services, and rental of diagnostic medical imaging equipment.
          The Company derived 12%, 13% and 14% of its consolidated operating revenues from the Health Services segment for each of the three years ended December 31, 2006, 2005 and 2004, respectively. The Company derived 4%, 7% and 7% of its consolidated income from continuing operations from the Health Services segment for each of the three years ended December 31, 2006, 2005 and 2004, respectively. The companies comprising the DMS Health Group that deliver diagnostic imaging and healthcare solutions across the United States include:
DMS Health Technologies, Inc. (DMSHT), located in Fargo, North Dakota, sells and services diagnostic medical imaging equipment, cardiac and other patient monitoring equipment, defibrillators, EKGs and related medical supplies and accessories and provides ongoing service maintenance. DMSHT sells radiology equipment primarily manufactured by Philips Medical Systems (Philips), a large multi-national company based in the Netherlands. Philips manufactures fluoroscopic, radiographic and vascular equipment, along with ultrasound, computerized tomography (CT), magnetic resonance imaging (MR), positron emission tomography (PET), PET/CT and cardiac cath labs. The dealership agreement with Philips can be terminated on 180 days written notice by either party for any reason and can be terminated by Philips if certain compliance requirements are not met. DMSHT is also a supplier of medical film and related accessories. DMSHT markets mainly to hospitals, clinics and mobile imaging service companies.
DMS Imaging, Inc., a subsidiary of DMSHT located in Fargo, North Dakota, operates diagnostic medical imaging equipment, including CT, MRI, PET and PET/CT and provides nuclear medicine and other similar radiology services to hospitals, clinics, long-term care facilities and other medical providers. Regional offices are located in Houston, Texas; Minneapolis, Minnesota; and Sioux Falls, South Dakota. DMS Imaging, Inc. provides services through four different business units:
•	DMS Imaging — provides shared diagnostic medical imaging services (primarily mobile) for MR, CT, nuclear medicine, PET, PET/CT, ultrasound, mammography and bone density analysis.

•	DMS Interim Solutions — offers interim and rental options for diagnostic imaging services.

•	DMS MedSource Partners — develops long-term relationships with healthcare providers to offer dedicated in-house diagnostic imaging services.

•	DMS Portable X-Ray — delivers portable x-ray, ultrasound and electrocardiography services to nursing homes and other facilities.
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
          The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce the referral of an individual or the furnishing or arranging for a good or service for which payment may be made under a federal healthcare program such as Medicare or Medicaid. Several states have similar statutes. The term “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, credit arrangements, payments of cash, waiver of payments and ownership interests. Penalties for violating the Anti-Kickback Statute can include both criminal and civil sanctions as well as possible exclusion from participating in Medicare and other federal healthcare programs. By regulation, the U.S. Department of Health and Human Services has created certain “safe harbors” under the Statute. These safe harbors set forth certain provisions, which, if met, assure that healthcare providers will not be subject to liability under the Statute.
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
          Enforcement actions regarding relationships among physicians and providers of imaging services have highlighted the importance of compliance with the Anti-Kickback Statute and the Stark Law. The Health Services companies believe their operations comply with the Anti-Kickback Statute and the Stark Law. However, if the Health Services companies were to engage in conduct in violation of these statutes, the sanction imposed could adversely affect the Company’s consolidated financial results.
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
          DMS Imaging, Inc. maintains Independent Diagnostic Testing Facilities (IDTFs) that enroll in the Medicare program as participating Medicare suppliers, so that they may receive reimbursement directly from the Medicare program for services provided to Medicare beneficiaries. In 2006 the Centers for Medicare and Medicaid Services (CMS) adopted new federal regulations to increase oversight of IDTFs and ensure quality care for Medicare beneficiaries. These new regulations impose additional requirements and restrictions on DMS Imaging, Inc. Some of the new requirements include new physical facility standards for adequate patient privacy accommodations, storage of medical records and hand washing facilities. Other new requirements include a mandated comprehensive liability insurance policy of at least $300,000 per IDTF site, a requirement that all diagnostic testing equipment be available for inspection by CMS within two business days, a requirement that all changes in equipment, technicians, supervising physicians or other enrollment information be provided to CMS on an updated enrollment application within 30 days of the change, and a requirement that all technical staff on duty must have appropriate credentials to perform tests. In addition, IDTFs are prohibited from directly soliciting patients. Some of these new requirements may make it more difficult for the IDTFs to find supervising physicians to oversee the clinical operations of the IDTFs. If IDTFs maintained by DMS Imaging, Inc. are unable to comply with one or more of these requirements, CMS may revoke Medicare billing privileges for those IDTFs, which may impact the financial performance of the Health Services companies.
          In 2007 CMS issued a Medicare transmittal that would impose further requirements on IDTFs, such as prohibitions on sharing space or equipment with any other Medicare supplier. CMS has rescinded this transmittal, so IDTFs need not comply with those new proposed requirements. However, CMS may seek to impose the same or different requirements and limitations on IDTFs through future rulemakings or Medicare transmittals. An inability to comply with any new IDTF standards may impact the revenue of the Health Services companies.
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
Reimbursement
          The companies in the Health Services segment derive significant revenue from direct billings to customers and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies for their diagnostic imaging services. The Health Services’ customers are primarily healthcare providers who receive the majority of their payments from third-party payors. Payments by third-party payors to such healthcare providers depend, in part, upon their patients’ health insurance policies.
          New Medicare regulations reduced 2006 Medicare reimbursement for certain imaging services performed on contiguous body parts during the same day. In addition, the Deficit Reduction Act of 2006 (the DRA) limits reimbursement for imaging services provided in physician offices and in free-standing imaging centers to the reimbursement amount for that same service when provided in a hospital outpatient department. This DRA provision impacts a small number of imaging services provided by the Health Services segment. Federal and state legislatures may seek additional cuts in Medicare and Medicaid programs that could impact the value of the services provided by the Health Services segment.
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
Capital Expenditures
          Capital expenditures in this segment principally relate to the acquisition of diagnostic imaging equipment used in the imaging business. During 2005, capital expenditures of approximately $5 million were made in the Health Services segment. Total capital expenditures during the five-year period 2007-2011 are estimated to be approximately $12 million. Operating leases are also used to finance the acquisition of medical equipment used by Health Services companies. Current operating lease commitments during the five-year period 2007-2011 are estimated to be $123 million.
Employees
          At December 31, 2006 the Health Services segment had approximately 408 full-time employees.
FOOD INGREDIENT PROCESSING
General
          Food ingredient processing consists of IPH, which was acquired by the Company on August 18, 2004. IPH headquartered in Ririe, Idaho, manufactures and supplies dehydrated potato products to food manufacturers in the snack food, foodservice and bakery industries. IPH has three processing facilities located in Ririe, Idaho; Center, Colorado; and Souris, Prince Edward Island, Canada. Together these three facilities have the capacity to process approximately 113 million pounds of potatoes annually.
          The Company derived 4%, 4% and 2% of its consolidated operating revenues from the Food Ingredient Processing segment for each of the years ended December 31, 2006, 2005 and 2004, respectively. This segment’s contribution to consolidated income from continuing operations for each of three years ended December 31, 2006, 2005 and 2004 was (8%), 1% and 1%, respectively.
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
Potato Supply
          The principal raw material used by IPH is washed process-grade potatoes from fresh packing operations and growers. These potatoes are unsuitable for use in other markets due to imperfections. They do not meet United States Department of Agriculture’s general requirements and expectations for size, shape or color. While IPH has processing capabilities in three geographically distinct growing regions, there can be no assurance it will be able to obtain raw materials due to poor growing conditions, a loss of key growers and other factors. A loss of raw materials or the necessity of paying much higher prices for raw materials could adversely affect the financial performance of IPH.
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
Capital Expenditures
          Capital expenditures in the Food Ingredient Processing segment typically include additional investments in new dehydration equipment or expenditures to replace worn-out equipment. Capital expenditures may also be made for the purchase of land and buildings for plant expansion and for investments in management information systems. During 2006, capital expenditures of approximately $2 million were made in the Food Ingredient Processing segment. Total capital expenditures for the Food Ingredient Processing segment during the five-year period 2007-2011 are estimated to be approximately $17 million.
Employees
          At December 31, 2006 the Food Ingredient Processing segment had approximately 370 full-time employees.
OTHER BUSINESS OPERATIONS
General
          Other Business Operations consists of businesses in residential, commercial and industrial electric contracting industries; fiber optic and electric distribution systems; wastewater, and HVAC systems construction; transportation and energy services as well as the portion of corporate general and administrative expenses that are not allocated to the other segments.
          The Company derived 13%, 10% and 12% of its consolidated operating revenues from the Other Business Operations segment for each of the years ended December 31, 2006, 2005 and 2004, respectively. Due primarily to the inclusion of the unallocated corporate general and administrative expenses, this segment’s contribution to consolidated income from continuing operations for each of three years ended December 31, 2006, 2005 and 2004 was 2%, (17%) and (19%), respectively. Excluding unallocated corporate general and administrative expenses, this segment’s contribution to consolidated income from continuing operations for each of the three years ended December 31, 2006, 2005 and 2004 was 10%, (1%) and (2%), respectively. Following is a brief description of the businesses included in this segment.
Foley Company, headquartered in Kansas City, Missouri, provides mechanical and prime contracting services for water and wastewater treatment plants, power generation plants, hospital and pharmaceutical facilities, and other industrial and manufacturing projects across a multi-state service area in the Central United States.
Midwest Construction Services, Inc. (MCS), located in Moorhead, Minnesota, is a holding company for five subsidiaries that provide security products, electrical design and construction services for the industrial, commercial and municipal business markets, including government, institutional, communications, utility and renewable energy projects primarily in the Upper Midwest.
Otter Tail Energy Services Company, headquartered in Fergus Falls, Minnesota, provides technical and engineering services and energy efficient lighting primarily in North Dakota and Minnesota.
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
Capital Expenditures
          Capital expenditures in this segment typically include investments in additional trucks, flatbed trailers and construction equipment. During 2006, capital expenditures of approximately $2 million were made in Other Business Operations. Capital expenditures during the five-year period 2007-2011 are estimated to be approximately $6 million for Other Business Operations. Operating leases are also used to finance the acquisition of trucks used by Wylie. Current operating lease commitments during the five-year period 2007-2011 are estimated to be $5 million.

Employees
          At December 31, 2006 there were approximately 659 full-time employees in Other Business Operations. Moorhead Electric, Inc., a subsidiary of MCS, has 82 employees represented by local unions of the International Brotherhood of Electrical Workers and covered by a labor contract that expires on May 31, 2007. Foley Company has 192 employees represented by various unions, including Boilermakers, Carpenters and Millwrights, Cement Masons, Operating Engineers, Pipe Fitters and Plumbers and Teamsters. Foley has several labor contracts with various expiration dates in 2007 and 2008. Moorhead Electric, Inc. and Foley Company have not experienced any strike, work stoppage or strike vote, and consider their present relations with employees to be good.
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
          The following factors, among others, could cause actual results for the Company to differ materially from those discussed in the forward-looking statements:
•	The Company is subject to federal and state legislation, government regulations and regulatory actions that may have a negative impact on its business and results of operations.

•	The Company may not be able to respond effectively to deregulation initiatives in the electric industry, which could result in reduced revenues and earnings.

•	Future operating results of the Electric segment will be impacted by the outcome of a rate case to be filed in Minnesota in late 2007.

•	Certain MISO-related costs currently included in the FCA in Minnesota retail rates may be excluded from recovery through the FCA and subject to future recovery through rates established in a general rate case.

•	Weather conditions can adversely affect the Company’s operations and revenues.

•	Electric wholesale margins could be further reduced as the MISO market becomes more efficient.

•	Electric wholesale trading margins could be reduced or eliminated by losses due to trading activities.

•	The Company’s electric generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased power purchase costs.

•	Wholesale sales of electricity from excess generation could be reduced by reductions in coal shipments to the Big Stone and Hoot Lake plants due to supply constraints or rail transportation problems beyond the Company’s control

•	The Utility has capitalized $6.1 million in costs related to the planned construction of a second electric generating unit at its Big Stone Plant site as of December 31, 2006. Should approvals of permits not be received on a timely basis, the project could be at risk. If the project is abandoned for permitting or other reasons these capitalized costs and others incurred in future periods may be subject to expense and may not be recoverable.

•	DMI Industries operates in a market that has been dependent on the federal production tax credit. This tax credit is currently in place through December 31, 2008. Should this tax credit not be extended or renewed, the revenues and earnings of this business and the Company’s electrical contractor could be adversely effected.

•	Federal and state environmental regulation could cause the Company to incur substantial capital expenditures which could result in increased operating costs.

•	The Company’s plans to grow and diversify through acquisitions may not be successful and could result in poor financial performance.

•	The Company’s plan to grow its nonelectric businesses could be limited by state law.

•	Competition is a factor in all of the Company’s businesses.

•	Economic uncertainty could have a negative impact on the Company’s future revenues and earnings.

•	Volatile financial markets could restrict the Company’s ability to access capital and could increase borrowing costs and pension plan expenses.

•	The price and availability of raw materials could affect the revenues and earnings of the Company’s Manufacturing segment.

•	The Company’s Food Ingredient Processing segment operates in a highly competitive market and is dependent on adequate sources of raw materials for processing. Should the supply of these raw materials be affected by poor growing conditions, this could negatively impact the results of operations for this segment. This segment could also be impacted by foreign currency changes between Canadian and United States currency and prices of natural gas.

•	The Company’s Plastics segment is highly dependent on a limited number of vendors for PVC resin, many of which are located in the Gulf Coast region, and a limited supply of resin. The loss of a key vendor or an interruption or delay in the supply of PVC resin could result in reduced sales or increased costs for this segment. Reductions in PVC resin prices could negatively impact PVC pipe prices, profit margins on PVC pipe sales and the value of PVC pipe held in inventory.

•	Changes in the rates or methods of third-party reimbursements for diagnostic imaging services could result in reduced demand for those services or create downward pricing pressure, which would decrease revenues and earnings for the Company’s Health Services segment.

•	The Company’s Health Services businesses may not be able to retain or comply with the dealership arrangement and other agreements with Philips Medical.

•	A significant failure or an inability to properly bid or perform on projects by the Company’s construction businesses could lead to adverse financial results.
A further discussion of risk factors and cautionary statements is set forth under “Risk Factors and Cautionary Statements” and “Critical Accounting Policies Involving Significant Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 26 through 32 of the Company’s 2006 Annual Report to Shareholders, filed as an Exhibit hereto. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 1A. RISK FACTORS
          The information required by this Item is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors and Cautionary Statements” on Pages 26 through 30 of the Company’s 2006 Annual Report to Shareholders, filed as an Exhibit hereto.

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
          As of December 31, 2006 the Utility’s transmission facilities, which are interconnected with lines of other public utilities, consisted of 48 miles of 345 kV lines; 405 miles of 230 kV lines; 799 miles of 115 kV lines; and 4,039 miles of lower voltage lines, principally 41.6 kV. The Utility owns the uprated portion of the 48 miles of the 345 kV line, with Minnkota Power Cooperative retaining title to the original 230 kV construction.
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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the three months ended December 31, 2006.
Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 1, 2007)
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

NAME AND AGE	DATES ELECTED TO OFFICE	PRESENT POSITION AND BUSINESS EXPERIENCE

John D. Erickson (48)	4/8/02	Present:	President and Chief Executive Officer

	Prior to 4/8/02	President

George A. Koeck (54)	4/10/00	Present:	Corporate Secretary and General Counsel

Lauris N. Molbert (49)	6/10/02	Present:	Executive Vice President and Chief Operating Officer

	Prior to 6/10/02	Executive Vice President, Corporate Development and Varistar President and Chief Operating Officer

Kevin G. Moug (47)	4/9/01	Present:	Chief Financial Officer and Treasurer

Charles S. MacFarlane (42)	5/1/03	President, Otter Tail Power Company

	6/1/02	Interim President, Otter Tail Power Company

	1/29/02	Director, Finance & Strategic Planning, Otter Tail Power Company

	Prior to 1/20/02	Director, Finance Planning, Otter Tail Power Company
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

PART II
Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          The information required by this Item is incorporated by reference to the first sentence under “Otter Tail Corporation stock listing” on Page 64, to “Selected Consolidated Financial Data” on Page 17 and to “Quarterly Information” on Page 61 of the Company’s 2006 Annual Report to Shareholders, filed as an Exhibit hereto. The Company did not repurchase any equity securities during the three months ended December 31, 2006.
PERFORMANCE GRAPH
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
          The graph below compares the cumulative total shareholder return on the Company’s common shares for the last five fiscal years with the cumulative return of the NASDAQ Stock Market Index and the Edison Electric Institute Index (EEI) over the same period (assuming the investment of $100 in each vehicle on December 31, 2001, and reinvestment of all dividends).

	2001	2002	2003	2004	2005	2006
OTC	$100	$95.83	$99.11	$98.72	$116.59	$130.37
EEI	$100	$85.27	$105.29	$129.34	$150.10	$181.25
NASDAQ	$100	$69.13	$103.36	$112.49	$114.88	$126.22
Item 6. SELECTED FINANCIAL DATA
          The information required by this Item is incorporated by reference to “Selected Consolidated Financial Data” on Page 17 of the Company’s 2006 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The information required by this Item is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 18 through 33 of the Company’s 2006 Annual Report to Shareholders, filed as an Exhibit hereto.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The information required by this Item is incorporated by reference to “Quantitative and Qualitative Disclosures About Market Risk” on Pages 29 and 30 of the Company’s 2006 Annual Report to Shareholders, filed as an Exhibit hereto.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The information required by this Item is incorporated by reference to “Quarterly Information” on Page 61, the Company’s audited financial statements on Pages 35 through 61 and “Report of Independent Registered Public Accounting Firm” on Page 34 of the Company’s 2006 Annual Report to Shareholders, filed as an Exhibit hereto.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
          Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2006, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.
          There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
          The annual report of the Company’s management on internal control over financial reporting is incorporated by reference to “Management’s Report Regarding Internal Controls Over Financial Reporting” on Page 33 of the Company’s 2006 Annual Report to Shareholders, filed as an Exhibit hereto. The attestation report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, regarding the Company’s internal control over financial reporting is incorporated by reference to “Report of Independent Registered Public Accounting Firm” on Page 34 of the Company’s 2006 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 9B. OTHER INFORMATION
     None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          The information required by this Item regarding Directors is incorporated by reference to the information under “Election of Directors” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting. The information regarding executive officers and family relationships is set forth in Item 4A hereto. The information regarding Section 16 reporting is incorporated by reference to the information under “Management’s Security Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting. The information required by this Item regarding the Company’s procedures for recommending nominees to the Board of Directors is incorporated by reference to the information under “Meetings and Committees of the Board of Directors — Corporate Governance Committee” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting. The information required by this Item in regards to the Audit Committee is incorporated by reference to the information under “Meetings and Committees of the Board of Directors — Audit Committee” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting. The information regarding the Company’s Audit Committee financial experts is incorporated by reference to the information under “Meetings and Committees of the Board — Audit Committee” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting.
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
Item 11. EXECUTIVE COMPENSATION
          The information required by this Item is incorporated by reference to the information under “Compensation Discussion and Analysis,” “Report of Compensation Committee,” “Executive Compensation”, “Director Compensation” and “Director Compensation Table” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information required by this Item regarding security ownership is incorporated by reference to the information under “Outstanding Voting Shares” and “Management’s Security Ownership” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting.

EQUITY COMPENSATION PLAN INFORMATION
          The following table sets forth information as of December 31, 2006 about the Company’s common stock that may be issued under all of its equity compensation plans:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders

1999 Stock Incentive Plan	1,328,291 (1)	$21.15	1,338,508 (2)

1999 Employee Stock Purchase Plan	—	N/A	449,842 (3)

Equity compensation plans not approved by security holders	—	—	—

Total	1,328,291	$21.15	1,788,380

(1)	Includes 88,050, 75,150 and 23,500 performance based share awards made in 2006, 2005 and 2004, respectively, 38,615 restricted stock units granted in 2006 and 11,738 phantom shares as part of the deferred director compensation program and excludes 64,441 shares of restricted stock issued under the 1999 Stock Incentive Plan.

(2)	The 1999 Stock Incentive Plan provides for the issuance of any shares available under the plan in the form of restricted stock, performance awards and other types of stock-based awards, in addition to the granting of options, warrants or stock appreciation rights.

(3)	Shares are issued based on employee’s election to participate in the plan.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          The information required by this Item is incorporated by reference to the information under “Policy and Procedures Regarding Transactions with Related Persons” and “Election of Directors” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The information required by this Item is incorporated by reference to the information under “Ratification of Independent Registered Public Accounting Firm — Fees” and “Ratification of Independent Registered Public Accounting Firm — Pre-approval of Audit/Non-Audit Services Policy” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) List of documents filed:
          (1) and (2) See Table of Contents on Page 39 hereof.
          (3) See Exhibit Index on Pages 40 through 46 hereof.
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Company are not filed, and in lieu thereof, the Company agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTTER TAIL CORPORATION
By	/s/ Kevin G. Moug
Kevin G. Moug
Chief Financial Officer and Treasurer

Dated:	March 1, 2007
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature and Title

John D. Erickson	)
President and Chief Executive Officer	)
(principal executive officer))
)
Kevin G. Moug	)
Chief Financial Officer and Treasurer	)
(principal financial and accounting officer))
	)	By	/s/ John D. Erickson
John C. MacFarlane	)		John D. Erickson
Chairman of the Board and Director	)		Pro Se and Attorney-in-Fact
	)		Dated March 1, 2007
Karen M. Bohn, Director	)
)
Dennis R. Emmen, Director	)
)
Arvid R. Liebe, Director	)
)
Edward J. McIntyre, Director	)
)
Joyce Nelson Schuette, Director	)
)
Kenneth L. Nelson, Director	)
)
Nathan I. Partain, Director	)
)
Gary J. Spies, Director	)

OTTER TAIL CORPORATION

FINANCIAL STATEMENTS, SUPPLEMENTARY FINANCIAL DATA, SUPPLEMENTAL
FINANCIAL SCHEDULES INCLUDED IN ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006
The following items are incorporated in this Annual Report on Form 10-K by reference to the registrant’s Annual Report to Shareholders for the year ended December 31, 2006 filed as an Exhibit hereto:

Page in
Annual
Report to
Shareholders

Financial Statements:

Management’s Report Regarding Internal Controls Over Financial Reporting	33

Report of Independent Registered Public Accounting Firm	34

Consolidated Statements of Income for the Three Years Ended December 31, 2006	35

Consolidated Balance Sheets, December 31, 2006 and 2005	36 & 37

Consolidated Statements of Common Shareholders’ Equity for the Three Years Ended December 31, 2006	38

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2006	39

Consolidated Statements of Capitalization, December 31, 2006 and 2005	40

Notes to Consolidated Financial Statements	41-61

Selected Consolidated Financial Data for the Five Years Ended December 31, 2006	17

Quarterly Data for the Two Years Ended December 31, 2006	61
Schedules are omitted because of the absence of the conditions under which they are required, because the amounts are insignificant or because the information required is included in the financial statements or the notes thereto.

Exhibit Index
to
Annual Report
on Form 10-K
For Year Ended December 31, 2006

	Previously Filed
		As
		Exhibit
	File No.	No.
3-A	8-K filed 4/10/01	3	—Restated Articles of Incorporation, as amended (including resolutions creating outstanding series of Cumulative Preferred Shares).

3-B			—Restated Bylaws, as amended.

4-A-1	10-K for year ended 12/31/01	4-D-7	—Note Purchase Agreement dated as of December 1, 2001.

4-A-2	10-K for year ended 12/31/02	4-D-4	—First Amendment dated as of December 1, 2002 to Note Purchase Agreement dated as of December 1, 2001.

4-A-3	10-Q for quarter ended 9/30/04	4.2	—Second Amendment dated as of October 1, 2004 to Note Purchase Agreement dated as of December 1, 2001.

4-B	8-K filed 5/02/06	4.1
—Credit Agreement, dated as of April 26, 2006, among the Company, the Banks named therein, U.S. Bank National Association, as Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent.

4-C	8-K filed 9/06/06	4.1	—Credit Agreement dated as of September 1, 2006, between Otter Tail Corporation, dba Otter Tail Power Company, and U.S. Bank National Association.

4-D	8-K filed 2/28/07	4.1	—Note Purchase Agreement, dated as of February 23, 2007, between Otter Tail Corporation and Cascade Investment L.L.C.

10-A	2-39794	4-C	—Integrated Transmission Agreement dated August 25, 1967, between Cooperative Power Association and the Company.

10-A-1	10-K for year ended 12/31/92	10-A-1	—Amendment No. 1, dated as of September 6, 1979, to Integrated Transmission Agreement, dated as of August 25, 1967, between Cooperative Power Association and the Company.

10-A-2	10-K for year ended 12/31/92	10-A-2	—Amendment No. 2, dated as of November 19, 1986, to Integrated Transmission Agreement between Cooperative Power Association and the Company.

Previously Filed
As
Exhibit
	File No.	No.
10-C-1	2-55813	5-E	—Contract dated July 1, 1958, between Central Power Electric Corporation, Inc., and the Company.

10-C-2	2-55813	5-E-1	—Supplement Seven dated November 21, 1973. (Supplements Nos. One through Six have been superseded and are no longer in effect.)

10-C-3	2-55813	5-E-2	—Amendment No. 1 dated December 19, 1973, to Supplement Seven.

10-C-4	10-K for year ended 12/31/91	10-C-4	—Amendment No. 2 dated June 17, 1986, to Supplement Seven.

10-C-5	10-K for year ended 12/31/92	10-C-5	—Amendment No. 3 dated June 18, 1992, to Supplement Seven.

10-C-6	10-K for year ended 12/31/93	10-C-6	—Amendment No. 4 dated January 18, 1994 to Supplement Seven.

10-D	2-55813	5-F	—Contract dated April 12, 1973, between the Bureau of Reclamation and the Company.

10-E-1	2-55813	5-G	—Contract dated January 8, 1973, between East River Electric Power Cooperative and the Company.

10-E-2	2-62815	5-E-1	—Supplement One dated February 20, 1978.

10-E-3	10-K for year ended 12/31/89	10-E-3	—Supplement Two dated June 10, 1983.

10-E-4	10-K for year ended 12/31/90	10-E-4	—Supplement Three dated June 6, 1985.

10-E-5	10-K for year ended 12/31/92	10-E-5	—Supplement No. Four, dated as of September 10, 1986.

10-E-6	10-K for year ended 12/31/92	10-E-6	—Supplement No. Five, dated as of January 7, 1993.

10-E-7	10-K for year ended 12/31/93	10-E-7	—Supplement No. Six, dated as of December 2, 1993

10-F	10-K for year ended 12/31/89	10-F	—Agreement for Sharing Ownership of Generating Plant by and between the Company, Montana-Dakota Utilities Co., and Northwestern Public Service Company (dated as of January 7, 1970).

	Previously Filed
		As
		Exhibit
	File No.	No.
10-F-1	10-K for year ended 12/31/89	10-F-1	—Letter of Intent for purchase of share of Big Stone Plant from Northwestern Public Service Company (dated as of May 8, 1984).

10-F-2	10-K for year ended 12/31/91	10-F-2	—Supplemental Agreement No. 1 to Agreement for Sharing Ownership of Big Stone Plant (dated as of July 1, 1983).

10-F-3	10-K for year ended 12/31/91	10-F-3	—Supplemental Agreement No. 2 to Agreement for Sharing Ownership of Big Stone Plant (dated as of March 1, 1985).

10-F-4	10-K for year ended 12/31/91	10-F-4	—Supplemental Agreement No. 3 to Agreement for Sharing Ownership of Big Stone Plant (dated as of March 31, 1986).

10-F-5	10-Q for quarter ended 9/30/03	10.1	—Supplemental Agreement No. 4 to Agreement for Sharing Ownership of Big Stone Plant (dated as of April 24, 2003).

10-F-6	10-K for year ended 12/31/92	10-F-5	—Amendment I to Letter of Intent dated May 8, 1984, for purchase of share of Big Stone Plant.

10-G	10-Q for quarter ended 06/30/04	10.3	—Master Coal Purchase and Sale Agreement by and between the Company, Montana-Dakota Utilities Co., Northwestern Corporation and Kennecott Coal Sales Company-Big Stone Plant (dated as of June 1, 2004).

10-G-1	10-Q for quarter ended 06/30/04	10.4
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

10-I-1	10-K for year ended 12/31/92	10-I-1	—Addendum, dated as of March 10, 1980, to Coyote Plant Coal Agreement.

10-I-2	10-K for year ended 12/31/92	10-I-2	—Amendment (No. 3), dated as of May 28, 1980, to Coyote Plant Coal Agreement.

10-I-3	10-K for year ended 12/31/92	10-I-3	—Fourth Amendment, dated as of August 19, 1985 to Coyote Plant Coal Agreement.

10-I-4	10-Q for quarter ended 6/30/93	19-A	—Sixth Amendment, dated as of February 17, 1993 to Coyote Plant Coal Agreement.

10-I-5	10-K for year ended 12/31/01	10-I-5	—Agreement and Consent to Assignment of the Coyote Plant Coal Agreement.

10-J-1	10-Q for quarter ended 06/30/05	10.1
—Big Stone II Power Plant Participation Agreement by and among the Company, Central Minnesota Municipal Power Agency, Great River Energy, Heartland Consumers Power District, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., Southern Minnesota Municipal Power Agency and Western Minnesota Municipal Power Agency, as Owners (dated as of June 30, 2005).

	Previously Filed
		As
		Exhibit
	File No.	No.
10-J-1a	10-Q for quarter ended 6/30/06	10.6	—Amendment No. 1, dated as of June 1, 2006, to Participation Agreement (dated as of June 30, 2005).

10-J-1b	8-K filed 8/31/06	10.1	—Amendment No. 2, dated as of August 18, 2006, to Participation Agreement (dated as of June 30, 2005).

10-J-1c	8-K filed 10/11/06	10.1	—Amendment No. 3, effective September 1, 2006, to Participation Agreement (dated as of June 30, 2005).

10-J-2	10-Q for quarter ended 06/30/05	10.2
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

10-J-3	10-Q for quarter ended 06/30/05	10.3
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

10-J-3a	8-K filed 8/25/06	10.1	—Amendment No. 1, dated as of July 13, 2006, to Joint Facilities Agreement (dated as of June 30, 2005).

10-K-1	10-Q for quarter ended 9/30/99	10	—Power Sales Agreement between the Company and Manitoba Hydro Electric Board (dated as of July 1, 1999).

10-L	10-K for year ended 12/31/91	10-L	—Integrated Transmission Agreement by and between the Company, Missouri Basin Municipal Power Agency and Western Minnesota Municipal Power Agency (dated as of March 31, 1986).

10-L-1	10-K for year ended 12/31/88	10-L-1	—Amendment No. 1, dated as of December 28, 1988, to Integrated Transmission Agreement (dated as of March 31, 1986).

10-M	10-Q for quarter ended 06/30/04	10.1	—Master Coal Purchase Agreement by and between the Company and Kennecott Coal Sales Company — Hoot Lake Plant (dated as of December 31, 2001).

	Previously Filed
		As
		Exhibit
	File No.	No.
10-M-1	10-Q for quarter ended 06/30/04	10.2
—Coal Supply Confirmation Letter by and between the Company and Kennecott Coal Sales Company for shipments of coal from July 1, 2004 through December 31, 2007 — Hoot Lake Plant (dated as of May 26, 2004).

10-N-1	10-K for year ended 12/31/02	10-N-1	—Deferred Compensation Plan for Directors, as amended*

10-N-2	8-K filed 02/04/05	10.1	—Executive Survivor and Supplemental Retirement Plan (2005 Restatement).*

10-N-2a			—First Amendment of Executive Survivor and Supplemental Retirement Plan (2005 Restatement).*

10-N-3	10-K for year ended 12/31/93	10-N-5	—Nonqualified Profit Sharing Plan.*

10-N-4	10-Q for quarter ended 3/31/02	10-B	—Nonqualified Retirement Savings Plan, as amended.*

10-N-5	8-K filed 4/13/06	10.3	—1999 Employee Stock Purchase Plan, As Amended (2006).

10-N-6	8-K filed 4/13/06	10.4	—1999 Stock Incentive Plan, As Amended (2006).

10-N-7	10-K for year ended 12/31/05	10-N-7	—Form of Stock Option Agreement*

10-N-8	10-K for year ended 12/31/05	10-N-8	—Form of Restricted Stock Agreement*

10-N-9	8-K filed 4/13/06	10.2	—Form of 2006 Performance Award Agreement.*

10-N-10	8-K filed 04/15/05	10.2	—Executive Annual Incentive Plan (Effective April 1, 2005).*

10-N-11	10-Q for quarter ended 6/30/06	10.5	—Form of 2006 Restricted Stock Unit Award Agreement *

10-N-12	8-K filed 4/13/06	10.1	—Form of Restricted Stock Award Agreement for Directors.

10-O-1	10-Q for quarter ended 6/30/02	10-A	—Executive Employment Agreement, John Erickson.*

10-O-2	10-Q for quarter ended 6/30/02	10-B	—Executive Employment Agreement and amendment no. 1, Lauris Molbert.*

Previously Filed
As
Exhibit
	File No.	No.
10-O-3	10-Q for quarter ended 6/30/02	10-C	—Executive Employment Agreement, Kevin Moug.*

10-O-4	10-Q for quarter ended 6/30/02	10-D	—Executive Employment Agreement, George Koeck.*

10-P-1	10-Q for quarter ended 6/30/02	10-E	—Change in Control Severance Agreement, John Erickson.*

10-P-2	10-Q for quarter ended 6/30/02	10-F	—Change in Control Severance Agreement, Lauris Molbert.*

10-P-3	10-Q for quarter ended 6/30/02	10-G	—Change in Control Severance Agreement, Kevin Moug.*

10-P-4	10-Q for quarter ended 6/30/02	10-H	—Change in Control Severance Agreement, George Koeck.*

13-A			—Portions of 2006 Annual Report to Shareholders incorporated by reference in this Form 10-K.

21-A			—Subsidiaries of Registrant.

23-A			—Consent of Deloitte & Touche LLP.

24-A			—Powers of Attorney.

31.1			—Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2			—Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			—Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2			—Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract of compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.