Form 10-K
period 2007-12-31
OTTER TAIL CORP
filed 2008-02-29
CIK 75129

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

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
CUMULATIVE PREFERRED SHARES, without par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. (Yes ☑ No ☐ )
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. (Yes ☐ No ☑ )
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Yes ☑ No ☐ )
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Yes ☐ No ☑ )
The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price, on June 29, 2007 was $945,987,487.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 29,892,988 Common Shares ($5 par value) as of February 15, 2008.
Documents Incorporated by Reference:
2007 Annual Report to Shareholders-Portions incorporated by reference into Parts I and II
Proxy Statement for the 2008 Annual Meeting-Portions incorporated by reference into Part III

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
          In the late 1980s, the Company determined its core electric business was located in a region of the country where there was little growth in the demand for electricity. In order to maintain growth for shareholders, Otter Tail Power Company (as the Company was then known) began to explore opportunities for the acquisition and long-term ownership of nonelectric businesses. This strategy has resulted in steady revenue growth over the years. In 2001, the name of the Company was changed to “Otter Tail Corporation” to more accurately represent the broader scope of electric and nonelectric operations and the name “Otter Tail Power Company” was retained for use by the electric utility. In 2007, approximately 26% of the Company’s consolidated operating revenues and approximately 45% of the Company’s consolidated income came from electric operations.
          The Company’s strategy is straightforward: Reliable utility performance combined with growth opportunities at all its businesses provides long-term value. This includes growing the core electric utility business which provides a strong base of revenues, earnings and cash flows. In addition, the Company looks to its nonelectric operating companies to provide organic growth as well. Organic, internal growth comes from new products and services, market expansion and increased efficiencies. The Company expects much of the growth in the next few years will come from major capital investment at existing companies. The Company also expects to grow through acquisition and adheres to strict guidelines when reviewing acquisition candidates. The Company’s aim is to add companies that will produce an immediate positive impact on earnings and provide long-term growth potential. The Company believes owning well-run, profitable companies across different industries will bring more growth opportunities and more balance to results. In doing this, the Company also avoids concentrating business risk within a single industry. All of the operating companies operate under a decentralized business model with disciplined corporate oversight.
          The Company assesses the performance of its operating companies over time, using the following criteria:
•	ability to provide returns on invested capital that exceed the Company’s weighted average cost of capital over the long term; and

•	assessment of an operating company’s business and potential for future earnings growth.
          The Company is a committed long-term owner, and therefore does not acquire companies in pursuit of short-term gains. However, the Company will divest operating companies that do not meet these criteria over the long term.

          Otter Tail Corporation and its subsidiaries conduct business in all 50 states and in international markets. The Company had approximately 4,099 full-time employees at December 31, 2007. The businesses of the Company have been classified into six segments: Electric, Plastics, Manufacturing, Health Services, Food Ingredient Processing and Other Business Operations.
•	Electric (the Utility) includes the production, transmission, distribution and sale of electric energy in Minnesota, North Dakota and South Dakota under the name Otter Tail Power Company. In addition, the Utility is an active wholesale participant in the Midwest Independent Transmission System Operator (MISO) markets. Electric utility operations have been the Company’s primary business since incorporation.

•	Plastics consists of businesses producing polyvinyl chloride (PVC) and polyethylene (PE) pipe in the Upper Midwest and Southwest regions of the United States.

•	Manufacturing consists of businesses in the following manufacturing activities: production of waterfront equipment, wind towers, material and handling trays and horticultural containers, contract machining, and metal parts stamping and fabrication. These businesses have manufacturing facilities in Minnesota, North Dakota, South Carolina, Missouri, California, Florida, Oklahoma and Ontario, Canada and sell products primarily in the United States.

•	Health Services consists of businesses involved in the sale of diagnostic medical equipment, patient monitoring equipment and related supplies and accessories. These businesses also provide equipment maintenance, diagnostic imaging services and rental of diagnostic medical imaging equipment to various medical institutions located throughout the United States.

•	Food Ingredient Processing consists of Idaho Pacific Holdings, Inc. (IPH), which owns and operates potato dehydration plants in Ririe, Idaho; Center, Colorado and Souris, Prince Edward Island, Canada. IPH produces dehydrated potato products that are sold in the United States, Canada and other countries. Approximately 31% of IPH’s sales are to customers outside of the United States.

•	Other Business Operations consists of businesses in residential, commercial and industrial electric contracting industries, fiber optic and electric distribution systems, wastewater and HVAC systems construction, transportation and energy services. These businesses operate primarily in the Central United States, except for the transportation company which operates in 48 states and six Canadian provinces.
          The Company’s corporate operating costs, which include corporate staff and overhead costs, the results of the Company’s captive insurance company and other items are excluded from the measurement of operating segment performance. Corporate assets consist primarily of cash, prepaid expenses, investments and fixed assets.
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
          On February 19, 2007 the Company’s wholly-owned subsidiary, ShoreMaster, Inc. (ShoreMaster), acquired the assets of the Aviva Sports product line for $2.0 million in cash. The Aviva Sports product line operates under Aviva Sports, Inc. (Aviva), a newly-formed wholly-owned subsidiary of ShoreMaster. The Aviva Sports product line is sold internationally and consists of products for consumer use in the pool, lake and yard, as well as commercial use at summer camps, resorts and large public swimming pools. The acquisitions of the Aviva Sports product line fits well with the other product lines of ShoreMaster, a leading manufacturer and supplier of waterfront equipment.
          On May 15, 2007 the Company’s wholly-owned subsidiary, BTD Manufacturing, Inc. (BTD), acquired the assets of Pro Engineering, LLC (Pro Engineering) for $4.8 million in cash. Pro Engineering specializes in providing metal parts stampings to customers in the Midwest. The acquisition of Pro Engineering by BTD provides expanded growth opportunities for both companies.
          The Company made significant investments in its existing operating companies in 2007 in order to drive organic growth in the coming years. Capital expenditures exclusive of acquisitions totaled $162 million, including expenditures for the Utility’s portion of the Langdon Wind Project and DMI Industries, Inc.’s (DMI) wind tower manufacturing facility near Tulsa, Oklahoma.
          For a discussion of the Company’s results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference to pages 19 through 35 of the Company’s 2007 Annual Report to Shareholders, filed as an Exhibit hereto.
          (b) Financial Information About Industry Segments
          The Company is engaged in businesses that have been classified into six segments: Electric, Plastics, Manufacturing, Health Services, Food Ingredient Processing and Other Business Operations. Financial information about the Company’s segments and geographic areas is incorporated by reference to note 2 of “Notes to Consolidated Financial Statements” on pages 47 and 48 of the Company’s 2007 Annual Report to Shareholders, filed as an Exhibit hereto.

          (c) Narrative Description of Business
ELECTRIC
General
          The Utility provides electricity to more than 129,000 customers in a 50,000 square mile area of Minnesota, North Dakota and South Dakota. The Company derived 26%, 28% and 32% of its consolidated operating revenues from the Electric segment for each of the three years ended December 31, 2007, 2006 and 2005, respectively. The Company derived 45%, 48% and 69% of its consolidated income from continuing operations from the Electric segment for each of the three years ended December 31, 2007, 2006 and 2005, respectively. The breakdown of retail revenues by state is as follows:

State	2007	2006
Minnesota	49.7%	51.5%
North Dakota	40.8	39.8
South Dakota	9.5	8.7

Total	100.0%	100.0%

          The territory served by the Utility is predominantly agricultural. Although there are relatively few large customers, sales to commercial and industrial customers are significant. The following table provides a break down of electric revenues by customer category. All other sources include gross wholesale sales from Utility generation, net revenue from energy trading activity and sales to municipalities.

Customer category	2007	2006
Commercial	36.3%	35.6%
Residential	30.4	30.5
Industrial	23.1	23.0
All other sources	10.2	10.9

Total	100.0%	100.0%

          Wholesale electric energy kilowatt-hours (kWh) sales were 28.6% of total kWh sales for 2007 and 41.0% for 2006. Wholesale electric energy kWh sales decreased by 40.7% between the years while revenue per kWh increased by 11.4%. Activity in the short-term energy market is subject to change based on a number of factors and it is difficult to predict the quantity of wholesale power sales or prices for wholesale power in the future.
          With the inception of the MISO Day 2 markets in April 2005, MISO introduced two new types of contracts, virtual transactions and Financial Transmission Rights (FTR). Virtual transactions are of two types: Virtual Demand Bid, which is a bid to purchase energy in MISO’s Day-Ahead Market that is not backed by physical load, and Virtual Supply Offer which is an offer submitted by a market participant in the Day-Ahead Market to sell energy not supported by a physical injection or reduction in withdrawals in commitment by a resource. An FTR is a financial contract that entitles its holder to a stream of payments, or charges, based on transmission congestion charges calculated in MISO’s Day-Ahead Market. A market participant can acquire an FTR from several sources: the annual or monthly FTR allocation based on existing entitlements, the annual or monthly FTR auction, the FTR secondary market or a grant of an FTR in conjunction with a transmission service request. An FTR is structured to hedge a market participant’s exposure to uncertain cash flows resulting from congestion of the transmission system. In 2007, net revenues from virtual and FTR transactions represented 0.1% of total electric energy revenues compared with 1.4% in 2006. As the MISO markets have evolved and become more efficient, profits from virtual transactions have declined.

          The aggregate population of the Utility’s retail electric service area is approximately 230,000. In this service area of 423 communities and adjacent rural areas and farms, approximately 130,900 people live in communities having a population of more than 1,000, according to the 2000 census. The only communities served which have a population in excess of 10,000 are Jamestown, North Dakota (15,527); Fergus Falls, Minnesota (13,471); and Bemidji, Minnesota (11,917). As of December 31, 2007 the Utility served 129,342 customers. This is an increase of 272 customers over December 31, 2006.
Capability and Demand
          As of December 31, 2007 and 2006 the Utility had base load net plant capability as follows:

Base load net plant capability	2007		2006
Big Stone Plant	256,025	kW	256,025	kW
Coyote Station	149,450		149,450
Hoot Lake Plant	144,325		143,875

Total	549,800	kW	549,350	kW

The base load net plant capability for Big Stone Plant and Coyote Station constitutes the Utility’s ownership percentages of 53.9% and 35%, respectively. The Utility owns 100% of the Hoot Lake Plant.
          In addition to its base load capability, the Utility has combustion turbine and small diesel units owned or under contract, used chiefly for peaking and standby purposes, with a total capability of 145,098 kilowatt (kW), hydroelectric capability of 4,338 kW and 40,500 kW of wind generation under construction as part of the Langdon Wind Project. During 2007, the Utility generated about 72% of its retail kWh sales and purchased the balance.
          On March 29, 2007 the Utility and Minnkota Power Cooperative entered into an agreement with FPL Energy to develop the Langdon Wind Project, a 159 megawatt (MW) wind farm south of Langdon, North Dakota which was completed in early 2008. The Utility’s participation in the project includes the ownership of 27 wind turbines nameplate rated at 1.5 MW each and a 25-year power purchase agreement with Langdon Wind, LLC to purchase the electricity generated from 13 other wind turbines at the site. Construction of the 27 wind turbines owned by the Utility was completed in January 2008 adding approximately 12,000 kW of capacity to its net winter season generating capability and 9,000 kW of capacity to its net summer season generating capability, once all transmission arrangements are completed.
          The Utility has arrangements to help meet its future base load requirements and continues to investigate other means for meeting such requirements. The Utility has an agreement to purchase 50,000 kW of year-round capacity through April 30, 2010. The Utility has agreements to purchase the output from wind generating facilities of approximately 40,500 kW (nameplate rating). The Utility has a direct control load management system which provides some flexibility to the Utility to effect reductions of peak load. The Utility, in addition, offers rates to customers which encourage off-peak usage.
          The Utility traditionally experiences its peak system demand during the winter season. For the year ended December 31, 2007 the Utility experienced a system peak demand of 704,940 kW on February 2, 2007, which was also the highest all-time system peak demand (as reported to Mid-Continent Area Power Pool). Taking into account additional capacity available to it on February 2, 2007 under purchase power contracts (including short-term arrangements), as well as its own generating capacity, the Utility’s capability of then meeting system demand, excluding reserve requirements computed in accordance with accepted industry practice, amounted to 846,275 kW (804,320 kW if reserve requirements are included). The Utility’s additional capacity available under power purchase contracts (as described above), combined with generating capability and load management control capabilities, is expected to meet 2008 system demand, including industry reserve requirements.

Big Stone II
          On June 30, 2005 the Utility and a coalition of six other electric providers entered into several agreements for the development of a second electric generating unit, named Big Stone II, at the site of the existing Big Stone Plant near Milbank, South Dakota. The three primary agreements are the Participation Agreement, the Operation and Maintenance Agreement and the Joint Facilities Agreement. Central Minnesota Municipal Power Agency, Great River Energy, Heartland Consumers Power District, Montana-Dakota Utilities Co., a Division of MDU Resources Group, Inc., Southern Minnesota Municipal Power Agency and Western Minnesota Municipal Power Agency are parties to all three agreements. In September 2007, Great River Energy and Southern Minnesota Municipal Power Agency withdrew from the project. The five remaining project participants decided to downsize the proposed plant’s nominal generating capacity from 630 MW to between 500 and 580 MW. New procedural schedules have been established in the various project-related proceedings, which will take into consideration the optimal plant configuration decided on by the remaining participants. NorthWestern Corporation, one of the co-owners of the existing Big Stone Plant, is an additional party to the Joint Facilities Agreement.
          The Participation Agreement is an agreement to jointly develop, finance, construct, own (as tenants in common) and manage the Big Stone II Plant. The Participation Agreement includes provisions which obligate the parties to the agreement to obtain financing and pay their share of development, construction, operating and maintenance costs for the Big Stone II Plant. It also provides for the sharing of the plant output. Estimated construction costs for the plant including transmission are expected to be between $1.5 billion and $1.7 billion depending upon the size of unit constructed. The Participation Agreement provides that the Utility shall pay for and own approximately 120 MW share of the Big Stone II Plant and be entitled to a corresponding interest in the plant’s electrical output. The project participants included in the Participation Agreement a section covering withdrawal rights due to higher than anticipated project costs. Each participant has certain withdrawal rights exercisable at an agreed upon time. Under amendments to the Participation Agreement entered into in 2007, the agreed upon time is not later than 60 days after the later of receipt of i) the Minnesota Public Utilities Commission (MPUC) order regarding the Transmission Certificate of Need and ii) the Prevention of Significant Deterioration (PSD) air permit from the South Dakota Board of Minerals and Environment. The Participation Agreement establishes a Coordinating Committee and an Engineering and Operating Committee to manage the development, design, construction, operation and maintenance of the Big Stone II Plant.
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
          The proposed project is intended to serve the participants’ native customer loads and is expected to be part of the Utility’s regulated rate base. The project will be nominally rated between 500 and 580 MW, and it will be coal fired. The proposed project is expected to meet air emission requirements as prescribed by the Environmental Protection Agency and the South Dakota Department of Environment and Natural Resources. Black & Veatch Corporation, a Kansas City based engineering firm, has been selected to do the plant design work and provide construction management services.

          The participants have secured or are in the process of securing the permits required for construction and operation of the project, including the plant site permit, air emission permits and certificate of need and route permits for transmission. In addition, a federal environmental impact statement (EIS) is expected to yield a Record of Decision (ROD) in third quarter 2008. Applicants for all major permits have been filed and those that have not yet been acted on are scheduled for final agency action in 2008. For more information regarding the status of the permitting process, see “General Regulation” and “Environmental Regulation.” Financial close, which requires the participants to provide binding financial commitments to support their share of costs, is to occur 90 days after the EIS ROD. The financial close is not currently expected until third quarter of 2008. No one can predict the exact outcome of any of these proceedings and there have been interveners in the permitting process. If the necessary approvals are received and plans progress, groundbreaking is expected to take place in 2009 with the plant in service by 2013.
          As of December 31, 2007 the Utility capitalized $8.2 million in costs related to the planned construction of Big Stone II. Should approvals of permits not be received on a timely basis, the project could be at risk. If the project is abandoned for permitting or other reasons, these capitalized costs and others incurred in future periods may be subject to expense and may not be recoverable.
Fuel Supply
          Coal is the principal fuel burned at the Big Stone, Coyote and Hoot Lake generating plants. Coyote Station, a mine-mouth facility, burns North Dakota lignite coal. Hoot Lake and Big Stone plants burn western subbituminous coal.
          The following table shows the sources of energy used to generate the Utility’s net output of electricity for 2007 and 2006:

	2007		2006
	Net Kilowatt Hours		Net Kilowatt Hours

	Generated	% of Total Kilowatt	Generated	% of Total Kilowatt
Sources	(Thousands)	Hours Generated	(Thousands)	Hours Generated
Subbituminous Coal	2,273,799	67.1%	2,539,723	71.1%
Lignite Coal	1,032,449	30.5	981,478	27.5
Hydro and Renewables	20,537	.6	18,363	.5
Natural Gas and Oil	59,256	1.8	31,846	.9

Total	3,386,041	100.0%	3,571,410	100.0%

          The Utility has the following primary coal supply agreements:

Plant	Coal Supplier	Type of Coal	Expiration Date
Big Stone Plant	Kennecott Coal Sales Company	Wyoming subbituminous	December 31, 2010
Hoot Lake Plant	Kennecott Coal Sales Company	Wyoming subbituminous	December 31, 2010
Coyote Station	Dakota Westmoreland Corporation	North Dakota lignite	2016
          The contract with Dakota Westmoreland Corporation has a 15-year renewal option subject to certain contingencies. It is the Utility’s practice to maintain a minimum 30-day inventory (at full output) of coal at the Big Stone Plant and a 20-day inventory at the Coyote Station and Hoot Lake Plant.
          Railroad transportation services to the Big Stone Plant are being provided under a common carrier rate by the BNSF Railway. The Company filed a complaint in regard to this rate with the Surface Transportation Board requesting the Board set a competitive rate. On January 27, 2006 the Surface Transportation Board issued a final decision dismissing the case. The co-owners of the Big Stone Plant appealed the Surface Transportation Board’s decision to the U.S. Court of Appeals for the Eighth Circuit. Oral arguments were heard on the case on January 8, 2007, and on July 11, 2007, the co-owner’s petition was denied by the Court. Railroad transportation services to the Hoot Lake Plant are being provided under a common carrier rate by the BNSF Railway. The common carrier rate is subject to a mileage-based methodology to assess a fuel surcharge. The basis for the fuel surcharge is the U.S. average price of retail on-highway diesel fuel. The fuel surcharge applies to both Hoot Lake and Big Stone plants. No coal transportation agreement is needed for the Coyote Station due to its location next to a coal mine.
          The average cost of coal consumed (including handling charges to the plant sites) per million British Thermal Unit (BTU) for each of the three years 2007, 2006 and 2005 was $1.486, $1.419 and $1.339, respectively.
          The Utility is permitted by the State of South Dakota to burn some alternative fuels, including tire-derived fuel and biomass, at the Big Stone Plant.
General Regulation
          The Utility is subject to regulation of rates and other matters in each of the three states in which it operates and by the federal government for certain interstate operations.
          A breakdown of electric rate regulation by each jurisdiction is as follows:

		2007		2006
		% of	% of	% of	% of
		Electric	kWh	Electric	kWh
Rates	Regulation	Revenues	Sales	Revenues	Sales
MN retail sales	MN Public Utilities Commission	37.1%	34.5%	33.6%	30.8%
ND retail sales	ND Public Service Commission	30.4	25.8	25.9	22.7
SD retail sales	SD Public Utilities Commission	7.1	6.4	5.7	5.4
Transmission & wholesale	Federal Energy Regulatory Commission	25.4	33.3	34.8	41.1

		100.0%	100.0%	100.0%	100.0%

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
          The following summarizes the material regulations of each jurisdiction applicable to the Utility’s electric operations, as well as any specific electric rate proceedings during the last three years with the MPUC, the North Dakota Public Service Commission (NDPSC), the South Dakota Public Utilities Commission (SDPUC) and FERC. The Company’s nonelectric businesses are not subject to direct regulation by any of these agencies.
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
          The Minnesota Department of Commerce (MNDOC) is responsible for investigating all matters subject to the jurisdiction of the MNDOC or the MPUC, and for the enforcement of MPUC orders. Among other things, the MNDOC is authorized to collect and analyze data on energy and the consumption of energy, develop recommendations as to energy policies for the governor and the legislature of Minnesota and evaluate policies governing the establishment of rates and prices for energy as related to energy conservation. The MNDOC acts as a state advocate in matters heard before the MPUC. The MNDOC also has the power, in the event of energy shortage or for a long-term basis, to prepare and adopt regulations to conserve and allocate energy.
          The Utility has not had a significant rate proceeding before the MPUC since July 1987. The Utility filed a general rate case in Minnesota on October 1, 2007 requesting an interim rate increase of 5.4% effective November 30, 2007 and a final total rate increase of approximately 11% overall. However, the requested total increase includes a proposal to move the Utility’s profits on wholesale transactions from a base-rate credit to a credit to the fuel clause adjustment (FCA). Therefore, the net effect of the rate increase requested is approximately 6.7%. The Utility’s interim rate request was approved and will remain in effect for all Minnesota customers until the MPUC makes a final determination on the final request, which is expected by August 1, 2008. If the MPUC approves final rates that are lower than interim rates, the Utility will refund Minnesota customers the difference with interest.
          Under Minnesota law, every regulated public utility that furnishes electric service must make annual investments and expenditures in energy conservation improvements, or make a contribution to the state’s energy and conservation account, in an amount equal to at least 1.5% of its gross operating revenues from service provided in Minnesota. The MNDOC may require a utility to make investments and expenditures in energy conservation improvements whenever it finds that the improvement will result in energy savings at a total cost to the utility less than the cost to the utility to produce or purchase an equivalent amount of a new supply of energy. Such MNDOC orders can be appealed to the MPUC. Investments made pursuant to such orders generally are recoverable costs in rate cases, even though ownership of the improvement may belong to the property owner rather than the utility. Since 1995, the Utility has recovered conservation related costs not included in base rates under Minnesota’s Conservation Improvement Programs through the use of an annual recovery mechanism approved by the MPUC.
          The MPUC requires the submission of a 15-year advance integrated resource plan by utilities serving at least 10,000 customers, either directly or indirectly, and generating at least 100 megawatts (MW) of electric power. The MPUC’s findings of fact and conclusions regarding resource plans shall be considered prima facie evidence, subject to rebuttal, in certificate of need hearings, rate reviews and other proceedings. Typically, the filings are submitted every two years. The Utility submitted its most recent integrated resource plan on July 1, 2005. MPUC action on that plan is pending. The Utility’s integrated resource plan includes generation from Big Stone II beginning in 2013 to accommodate load growth and to replace expiring purchase power contracts and older coal-fired base-load generation units scheduled for retirement. It is expected that a final decision by the MPUC on the integrated resource plan will coincide with the MPUC final decision on the Certificate of Need for transmission line projects related to Big Stone II.
          The MPUC requires the annual filing of a capital structure petition. In this filing the MPUC reviews and approves the capital structure for the Company. Once the petition is approved, the Company may issue securities without further petition or approval, provided the issuance is consistent with the purposes and amounts set forth in the approved capital structure petition. The Company’s current capital structure petition is in effect until the Commission issues a new capital structure order for 2008. The Company expects to file its 2008 capital structure petition in March and expects to receive approval from the MPUC prior to May 31, 2008.
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
          In February 2007 the Minnesota legislature passed a renewable energy standard requiring the Utility to generate or procure sufficient renewable generation such that the following percentages of total retail electric sales to Minnesota customers come from qualifying renewable sources: 12% by 2012; 17% by 2016; 20% by 2020 and 25% by 2025. Under certain circumstances and after consideration of costs and reliability issues, the MPUC may modify or delay implementation of the standards.
          Under the Next Generation Energy Act of 2007 passed by the Minnesota legislature in May 2007, an automatic adjustment mechanism was established to allow Minnesota electric utilities to recover charges incurred to satisfy the requirements of the renewable energy standards. The MPUC is now authorized to approve a rate schedule rider to recover the costs of qualifying renewable energy projects to supply renewable energy to Minnesota customers. Cost recovery for qualifying renewable energy projects can now be authorized outside of a rate case proceeding provided that such renewable projects have received previous MPUC approval in an integrated resource plan or certificate of need proceeding before the MPUC. Renewable resource costs eligible for recovery may include return on investment, depreciation, operation and maintenance costs, taxes, renewable energy delivery costs and other related expenses. The Utility has requested approval of a renewable resource rider that would allow recovery of eligible and prudently incurred costs for its qualifying renewable energy project investments. The proposed rider would cover the Minnesota jurisdictional portion of such eligible costs. The Utility expects to receive MPUC approval of its proposed rider in 2008.
          In addition, the Minnesota Public Utilities Act provides a similar mechanism for automatic adjustment outside of a general rate proceeding to recover the costs of new electric transmission facilities. The MPUC may approve a tariff to recover the Minnesota jurisdictional costs of new transmission facilities that have been previously approved by the MPUC in a certificate of need proceeding or certified by the

MPUC as a Minnesota priority transmission project. Such transmission cost recovery riders would allow a return on investments at the level approved in an electric utility’s last general rate case. The Utility is also preparing to file a proposed rider to recover its share of costs of transmission infrastructure upgrades. The Utility currently expects to file its transmission cost recovery tariff and receive MPUC approval during 2008.
          Pursuant to the Minnesota Power Plant Siting Act, the MPUC has been granted the authority to regulate the siting in Minnesota of large electric generating facilities in an orderly manner compatible with environmental preservation and the efficient use of resources. To that end, the MPUC is empowered, after an environmental impact study is conducted by the MNDOC and the Office of Administrative Law conducts contested case hearings, to select or designate sites in Minnesota for new electric power generating plants (50,000 kW or more) and routes for transmission lines (100 kilovolt (kV) or more) and to certify such sites and routes as to environmental compatibility.
          The Utility and the coalition of six other electric providers filed an application for a Certificate of Need for the Minnesota portion of the Big Stone II transmission line project on October 3, 2005 and filed an application for a Route Permit for the Minnesota portion of the Big Stone II transmission line project with the MPUC on December 9, 2005. Evidentiary hearings were conducted in December 2006 and all parties submitted legal briefs. The Administrative Law Judges (ALJs) on August 15, 2007 recommended approval of the Certificate of Need subject to potential conditions. The Utility and project participants addressed the ALJs’ recommended potential conditions in an August 31, 2007 proposed settlement agreement with the MNDOC that was entered into the record of the Certificate of Need/Route Permit dockets. The MPUC had not acted on the applications or the proposed settlement agreement when Great River Energy and Southern Minnesota Municipal Power Agency withdrew from the project. After the withdrawal, the MPUC on October 19, 2007 requested that the ALJs recommence proceedings in the matter, and that the remaining project participants file testimony describing and supporting a revised Big Stone II project. The remaining five participants filed testimony on November 13, 2007. The ALJs on December 3, 2007 issued an order refining the scope of the additional proceedings. Evidentiary hearings were held in January 2008. The Utility anticipates the ALJs will issue their report and recommendation in March 2008 and the MPUC will decide the matters in April 2008.
          The Minnesota Legislature enacted the Minnesota Energy Security and Reliability Act in 2001. Its primary focus was to streamline the siting and routing processes for the construction of new electric generation and transmission projects. The bill also added to utility requirements for renewable energy and energy conservation. This legislation also changed the environmental review authority from the Environmental Quality Board to the MNDOC.
          Planning studies have shown there will be significant electric load growth and more transmission will be necessary for renewable energy in the coming decade. This led to a joint transmission planning initiative among eleven utilities that own transmission lines in Minnesota and the surrounding region, called CapX 2020 — capacity expansion by 2020. On August 16, 2007 the eleven CapX 2020 utilities asked the MPUC to determine the need for three 345-kV transmission lines. These lines would help ensure continued reliable electricity service in Minnesota and the surrounding region by upgrading and expanding the high-voltage transmission network and providing capacity for more wind energy resources to be developed in southern and western Minnesota, eastern North Dakota and South Dakota. The proposed lines would span more than 600 miles and represent one of the largest single transmission initiatives in the region in several years. The MPUC is expected to decide if the lines are needed by early 2009. The MPUC would determine routes for the new lines in separate proceedings. Portions of the lines would also require approvals by federal officials and by regulators in North Dakota, South Dakota and Wisconsin. After regulatory need is established and routing decisions are complete (expected in 2009 or 2010), construction will begin. The lines would be expected to be completed three or four years later. Great River Energy and Xcel Energy are leading the project, and the Utility and eight other utilities are involved in permitting, building and financing. The Utility also serves as the development manager of the CapX 2020 Bemidji-Grand Rapids 230 kV transmission line. The Utility expects to file the Certificate of Need for this line by second quarter 2008. The Utility’s 2008 — 2012 capital budgets include $67 million for CapX 2020 expenditures.
          In December 2005 the MPUC issued an order denying the Utility’s request to allow recovery of certain MISO-related costs through the FCA in Minnesota retail rates and requiring a refund of amounts previously collected pursuant to an interim order issued in April 2005. The Utility recorded a $1.9 million reduction in revenue and a refund payable in December 2005 to reflect the refund obligation. On February 9, 2006 the MPUC decided to reconsider its December 2005 order. The MPUC’s final order was issued on February 24, 2006 requiring jurisdictional investor-owned utilities in the state to participate with the MNDOC and other parties in a proceeding that would evaluate suitability of recovery of certain MISO Day 2 energy market costs through the FCA. The February 24, 2006 order eliminated the refund provision from the December 2005 order and allowed that any MISO-related costs not recovered through the FCA may be deferred for a period of 36 months, with possible recovery through base rates in the utility’s next general rate case. As a result, the Utility recognized $1.9 million in revenue and reversed the refund payable in February 2006. The Minnesota utilities and other parties submitted a final report to the MPUC in July 2006.
          In an order issued on December 20, 2006 the MPUC stated that except for schedule 16 and 17 administrative costs, discussed below, each petitioning utility may recover the charges imposed by the MISO for MISO Day 2 operations (offset by revenues from Day 2 operations via net accounting) through the calculation of the utility’s FCA from the period April 1, 2005 through a period of at least three years after the date of the order. The MPUC also ordered the utilities to refund schedule 16 and 17 costs collected through the FCA since the inception of MISO Day 2 Markets in April 2005 and stated that each petitioning utility may use deferred accounting for MISO schedule 16 and 17 costs incurred since April 1, 2005. That deferred accounting may continue for ongoing schedule 16 and 17 costs, without the accumulation of interest, until the earlier of March 1, 2009 or the utility’s next electric rate case. According to the order, a utility may in its next general rate case seek to recover schedule 16 and 17 costs at an appropriate level of base rate recovery provided it shows that those costs were prudently incurred, reasonable, resulted in benefits justifying recovery and not already recovered through other rates. Also, a utility may seek to recover schedule 16 and 17 costs and associated amortizations through interim rates pending the resolution of a general rate case, subject to final MPUC approval. Pursuant to this December 20, 2006 order, the Utility was ordered to refund $446,000 in MISO schedule 16 and 17 costs to Minnesota retail customers through the FCA over a twelve-month period beginning in January 2007. As of December 31, 2007 the Utility had refunded $407,000 of the $446,000 and deferred $855,000 in MISO schedule 16 and 17 costs. It has also requested recovery of the deferred costs and recovery of the ongoing costs in its pending general rate case. The Residential and Small Business Utilities Division of the Minnesota Office of Attorney General (MN RUD-OAG) has appealed the December 20, 2006 order to the Minnesota Court of Appeals.
          The MNDOC and Utility identified two operational situations which are not covered in the approved method for allocating MISO costs contained in the final December 20, 2006 MPUC order discussed above. One relates to plants not expected to be available for retail but that produce energy in certain hours, resulting in wholesale sales. The other situation is the sale of Financial Transmission Rights (FTRs) not needed for retail load. For the period July 1, 2005 through June 30, 2007, the Utility determined its Minnesota customers’ portion of costs associated with these situations to be $765,000. The data was provided to the MNDOC during the course of the MNDOC’s review of the Minnesota Annual Automatic Adjustment Report on Energy Costs (AAA Report). The Utility offered to refund $765,000 to its Minnesota customers to settle this and other issues raised by the MNDOC in the AAA Report docket before the MPUC and the MNDOC accepted the offer in October 2007 and recommended the MPUC include the refund in its final order. The Utility also agreed to modifications to the MISO Day 2 cost allocations that were resolved in the MPUC’s December 20, 2006 order. The Utility agreed to make some of those modifications retroactive back to January 1, 2007. The MPUC accepted the Utility’s refund offer and modifications and closed this docket on February 6,

2008. In December 2007, the Utility recorded a liability and a reduction to revenue of $805,000 for the amount of the refund offer and similar revenues collected subsequent to June 30, 2007.
          In September 2004 the Company provided a letter to the MPUC summarizing issues and conclusions of an internal investigation completed by the Company related to claims of allegedly improper regulatory filings brought to the attention of the Company by certain individuals. On November 30, 2004 the Utility filed a report with the MPUC responding to these claims. In 2005 the Energy Division of the MNDOC, the MN-RUD-OAG and the claimants filed comments in response to the report, to which the Utility filed reply comments. A hearing before the MPUC was held on February 28, 2006. As a result of the hearing, the Utility agreed that within 90 days it would file a revised Regulatory Compliance Plan, an updated Corporate Cost Allocation Manual and documentation of the definitions of its chart of accounts. The Utility filed these documents with the MPUC in the second quarter of 2006. The Utility received comments on its filings from the MNDOC and the claimants and filed reply comments in August 2006.
          The MNDOC recommended accepting the revised Regulatory Compliance Plan and the chart of accounts definition. The Utility filed supplemental comments related to its Corporate Allocation Manual in November 2006. The Utility also agreed to file a general rate case in Minnesota on or before October 1, 2007. At a MPUC hearing on January 25, 2007 all remaining open issues were resolved. The MPUC accepted the Utility’s compliance filing with minor changes, agreed to allow the Utility to calculate corporate cost allocations as proposed, determined not to conduct any further review at this time and required the Utility to include all of the Company’s short-term debt in its calculations of allowance for funds used during construction. The Utility agreed to provide the MPUC the results of the current FERC operational audit when available, compare the corporate allocation method to a commonly accepted methodology in the next rate case, and provide the results of the Company’s investigation relating to a 2007 hotline complaint. The Company recorded a non-cash charge of $3.3 million in 2006 related to the disallowance of a portion of capitalized costs of funds used during construction from the Utility’s rate base. On December 12, 2007, the MPUC issued its order closing the investigation subject to the Company’s continuing responsibility to file the report on its FERC operational audit as soon as it becomes available and subject to any further development of the record required in the Utility’s pending general rate case.
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
          In February 2005, the Utility filed a petition with the NDPSC to seek recovery of certain MISO-related costs through the FCA. The NDPSC granted interim recovery through the FCA in April 2005, but similar to the decision of the MPUC, conditioned the relief as being subject to refund until the merits of the case are determined. In August 2007 the NDPSC approved a settlement agreement between the Utility and an intervener representing several large industrial customers in North Dakota. When the MISO Day 2 energy market began in April 2005, the characterization of some of the Utility’s energy costs changed, though the essential nature of those costs did not. Fuel and purchased energy costs incurred to serve retail customers are recoverable through the FCA in North Dakota. Under the approved settlement agreement, the Utility will refund to North Dakota customers the schedule 16 and 17 costs collected through the FCA since April 2005. The Utility can defer recognition of these costs and request recovery of them in its next general rate case. Purchase power expense was reduced and an offsetting regulatory asset was established for the amount of the refund. The refund amount of $493,000 was credited to North Dakota customers through the FCA beginning in October 2007. Also as part of the settlement, the Utility agreed to file a general rate case in North Dakota between November 1 and December 31, 2008. As of December 31, 2007 the Utility had deferred $576,000 in MISO schedule 16 and 17 costs in North Dakota pending the allowed recovery of those costs in its next rate case.
          A filing in North Dakota for an advanced determination of prudence of Big Stone II was made by the Utility in November 2006. Evidentiary hearings were held in June 2007. The NDPSC decision was delayed because of the change in ownership of the project. The administrative law judge in the matter has scheduled supplemental hearings for April 2008.
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
          The Utility and the coalition of six other electric providers filed an Energy Conversion Facility Siting Permit Application for Big Stone II with the SDPUC on July 21, 2005. The permit was granted by the SDPUC on July 14, 2006 but was appealed by a group of interveners on the basis that carbon dioxide concerns had not been adequately addressed. In February 2007 a South Dakota circuit court judge issued an opinion affirming the decision of the SDPUC to grant the siting permit for Big Stone II. The permit was appealed to the South Dakota Supreme Court. On January 16, 2008 the South Dakota Supreme Court unanimously affirmed the SDPUC’s decision to grant Big Stone II project participants a site permit. A permit application for the South Dakota portion of the transmission line for Big Stone II was filed with the SDPUC on January 16, 2006 and was approved by the SDPUC on January 2, 2007.
          The South Dakota Legislature recently passed and the Governor is expected to sign legislation that would, among other things, require that a public utility hold all owned or operated public utility assets in legal entities separate and segregated from non-utility subsidiaries, restrict the use of public utility secured debt to only public utility purposes, and restrict a public utility from extending credit to non-utility subsidiaries. The legislation provides a two-year grace period for compliance, and also authorizes the SDPUC to grant a waiver of any provision under certain circumstances. The Company does not believe the legislation, once enacted, will compel a change in corporate structure or change in its business model.
          FERC: Wholesale power sales and transmission rates are subject to the jurisdiction of the FERC under the Federal Power Act of 1935, as amended. The FERC is an independent agency, which has jurisdiction over rates for wholesale electricity sales, transmission and sale of electric energy in interstate commerce, interconnection of facilities, and accounting policies and practices. Filed rates are effective after a one-day suspension period, subject to ultimate approval by the FERC.
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
          On March 15, 2007 the FERC issued an order denying requests for rehearing of the RSG rehearing order dated October 27, 2006. In the March 15, 2007 order on rehearing, the FERC stated that its findings in the April 25, 2006 RSG order that virtual offers should share in the allocation of RSG costs, per the terms of the currently effective tariff, served as notice to market participants that virtual offers, for those market participants withdrawing energy, were liable for RSG charges. FERC clarified that the RSG rehearing order’s waiver of refunds applies to the period before that order, from market start-up in April 2005 until April 24, 2006. After that date, virtual supply offers are liable for RSG costs and therefore, to the extent virtual supply offers were not assessed RSG costs, refunds are due for the period starting April 25, 2006.
          On November 5, 2007 the FERC issued two orders related to the RSG proceeding. In the first order, the FERC accepted the MISO’s April 17, 2007 RSG compliance filing to comply with the FERC’s March 15, 2007 RSG order. The compliance order reinserted language requiring the actual withdrawal of energy by market participants, restored the MISO’s original TEMT language allocating RSG costs to virtual transactions, revised the effective date for allocation to imports, provided an explanation of its efforts to reflect partial-hour revenue determinations in its software development, and revised several definitions.
          The second related RSG order issued by FERC on November 5, 2007 was its order on rehearing on its April 25, 2006 order, in which it rejected the MISO’s proposal to remove references to virtual supply from the TEMT provisions related to calculating RSG charges (FERC Docket Nos. ER04-691-084 and ER04-691-086). In this order, the FERC denied the requests for rehearing of the RSG second rehearing order (the Utility was one of the parties that sought rehearing) and FERC denied all requests for rehearing of the RSG compliance order.
          In the RSG compliance order, the FERC rejected the MISO’s proposal to allocate costs based on net virtual offers, i.e., virtual offers minus virtual bids, and clarified that the currently effective tariff, which allocates RSG costs to virtual supply offers, remains in effect.
          In the RSG second rehearing order, the FERC clarified that for those market participants withdrawing energy, to the extent virtual supply offers were not assessed RSG costs, refunds were due for the period starting April 25, 2006.
          The Utility recorded a $1.7 million ($1.0 million net-of-tax) charge to earnings in the first quarter of 2007 based on an internal estimate of the net impact of MISO reallocating RSG charges in response to the FERC order on rehearing. In May 2007, MISO informed affected market participants of the impact of reallocating charges based on its interpretation of the FERC order on rehearing. Based on MISO’s interpretation of the order on rehearing, the Utility estimated the reallocation of charges would not have a significant impact on earnings previously recognized by the Utility. Accordingly, the Utility revised its first quarter estimated charge of $1.7 million ($1.0 million net-of-tax) to zero in the second quarter of 2007. The Utility is awaiting FERC’s response to MISO’s December 5, 2007 RSG compliance filing and cannot determine what financial impact, if any, the filing will have on the Company’s consolidated results of operations. However, MISO has stated that there will be no additional resettlement related to this matter.
          The Division of Operation Audits of the FERC Office of Market Oversight and Investigations (OMOI) commenced an audit of the Utility’s transmission practices in 2005. The purpose of the audit is to determine whether and how the Utility’s transmission practices are in compliance with the FERC’s applicable rules and regulations and tariff requirements and whether and how the implementation of the Utility’s waivers from the requirements of Order No. 889 and Order No. 2004 restricts access to transmission information that would benefit the Utility’s off-system sales. The Division of Operation Audits of the OMOI has not issued an audit report. The Company does not expect the results of the audit to have a material impact on the Company’s consolidated financial statements.
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
          MRO: The Utility is a member of the Midwest Reliability Organization (MRO). The MRO, a non-profit organization that replaced the MAPP Regional Reliability Council, is one of eight Regional Reliability Councils that comprise the NERC. The MRO is a voluntary organization committed to ensuring the reliability of the bulk power system in the Midwest part of North America. The MRO, through its balanced stakeholder board with independent oversight, operates independently from any member, market participant or operator, so that the standards developed and enforced by the MRO are fair and administered without undue influence from market participants. The MRO is approximately 40% larger in terms of net end use load than MAPP. The MRO region includes more than 40 members supplying approximately 280 million megawatt-hours to more than 20 million people. Its membership is comprised of municipal utilities, cooperatives, investor-owned utilities, a federal power marketing agency, Canadian Crown Corporations and independent power producers.
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
          The Company believes the Utility is well positioned to be successful in a more competitive environment. A comparison of the Utility’s electric retail rates to the rates of other investor-owned utilities, cooperatives and municipals in the states the Utility serves indicates the Utility’s rates are competitive. In addition, the Utility would attempt more flexible pricing strategies under an open, competitive environment.
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
Environmental Regulation
          Impact of Environmental Laws: The Utility’s existing generating plants are subject to stringent federal and state standards and regulations regarding, among other things, air, water and solid waste pollution. In the five years ended December 31, 2007 the Utility invested approximately $17.1 million in environmental control facilities. The 2008 construction budget includes approximately $9.4 million for environmental equipment for existing facilities. The Utility’s share of environmental expenditures for the proposed Big Stone II Plant is estimated to be $133 million, including the cost of a joint scrubber, which will be shared between the current Big Stone Plant and the proposed Big Stone II Plant.
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
          A major portion of the Big Stone Plant’s electrostatic precipitator was replaced in 2002 with an Advanced Hybrid™ technology that was installed as part of a demonstration project co-funded by Department of Energy’s National Energy Technology Laboratory Power Plant Improvement Initiative. The technology was designed to capture at least 99.99% of the fly ash particulates emitted from the boiler. Initial test data demonstrated the emissions design parameters were met. However, the plant experienced adverse operational performance of the technology and unacceptable balance-of-plant impacts. Even though Big Stone Plant co-owners replaced the remaining four precipitator fields with Advanced Hybrid™ technology in 2005, the technology continued to impose limits on plant output. The Big Stone Plant co-owners evaluated particulate emissions control technology options and decided to replace the demonstration project Advanced Hybrid™ technology with a pulse jet baghouse in 2007. The pulse jet baghouse replacement project was completed during the fall 2007 maintenance outage. The Big Stone Plant is currently operating within all presently applicable federal and state air quality and emission standards.
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
          The national NOx emission reduction goals are achieved by imposing mandatory emissions standards on individual sources. Hoot Lake Plant unit 2 is governed by the phase one early opt-in provision until January 1, 2008. In order to meet the national NOx emission standards required at the Hoot Lake Plant unit 2 in 2008, the Utility plans to install low NOx burners and over-fire air in the first quarter of 2008, which will enable the unit to meet the annual average emission rate. The remaining generating units meet the NOx emission regulations that were adopted by the EPA in December 1996. All of the Utility’s generating facilities met the NOx standards during 2007.

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
          On June 15, 2005, EPA signed the Regional Haze Best Available Retrofit Technology (BART) rule. The rule requires emissions reductions from designated sources that are deemed to contribute to visibility impairment in Class I air quality areas. Hoot Lake Plant unit 3 and Big Stone Plant are units that are potentially subject to emission reduction requirements. The Minnesota Pollution Control Agency (MPCA) has determined that Hoot Lake Plant unit 3 is not subject to the BART rule. A similar determination has not been made for Big Stone Plant and it remains potentially subject to emission reduction requirements. The state rule revisions were due by January 2008, but South Dakota rule revisions are likely to be delayed. Given the regulatory uncertainties at this time, it is not possible to assess to what extent this regulation will impact the Utility.
          The Act calls for EPA studies of the effects of emissions of listed pollutants by electric steam generating plants. The EPA has completed the studies and submitted reports to Congress. The Act required the EPA to make a finding as to whether regulation of emissions of hazardous air pollutants from fossil fuel-fired electric utility generating units is appropriate and necessary. On December 14, 2000 the EPA announced it affirmatively decided to regulate mercury emissions from electric generating units. The EPA published the proposed mercury rule on January 30, 2004. The proposal included two options for regulating mercury emission from coal-fired electric generating units. One option would set technology-based maximum achievable control technology standards under paragraph 111(d) of the Act. The other option embodies a market-based cap and trade approach to emissions reduction. The EPA published final rules in May 2005 based on the cap and trade approach. On October 28, 2005 the EPA announced a reconsideration of portions of the final rules. Final rules were published on June 9, 2006 that maintained the cap and trade approach. On February 8, 2008, the United States Court of Appeals for the D.C. Circuit granted petitions for review of the EPA rules and vacated the rules that would have allowed the EPA to regulate mercury emissions based on a cap and trade approach. Given the court’s decision, future mercury regulatory requirements and the impact on the Utility are uncertain at this time.
          In 1998, the EPA announced its New Source Review Enforcement Initiative targeting coal-fired utilities, petroleum refineries, pulp and paper mills and other industries for alleged violations of EPA’s New Source Review rules. These rules require owners or operators that construct new major sources or make major modifications to existing sources to obtain permits and install air pollution control equipment at affected facilities. The EPA is attempting to determine if emission sources violated certain provisions of the Act by making major modifications to their facilities without installing state-of-the-art pollution controls. On January 2, 2001 the Utility received a request from the EPA, pursuant to Section 114(a) of the Act, to provide certain information relative to past operation and capital construction projects at the Big Stone Plant. The Utility responded to that request. In March 2003 the EPA conducted a review of the plant’s outage records as a follow-up to their January 2001 data request. A copy of the designated documents was provided to EPA on March 21, 2003. At this time the Utility cannot determine what, if any, actions will be taken by the EPA. The EPA issued changes to the existing New Source Review rules with respect to routine maintenance and repair and replacement activities in its Equipment Replacement Provision Rule on October 27, 2003. However, the U.S. Court of Appeals for the D.C. Circuit issued an order which stayed the effective date of the Equipment Replacement Provision rule pending judicial review. In a March 2006 decision the U.S. Court of Appeals for the D.C. Circuit struck down the EPA’s Equipment Replacement Provision. The EPA petitioned the original three-judge panel to reconsider its ruling and, at the same time, petitioned all of the court’s judges to rehear the panel’s decision. In June 2006, the judges denied both requests. The Department of Justice, on behalf of EPA, and the Utility Air Regulatory Group filed a petition with the U.S. Supreme Court in November 2006 asking the Court to overturn the D.C. Circuit Court’s decision to vacate the Equipment Replacement Provision. The petition was denied. On April 25, 2007, EPA issued its supplemental proposal on the New Source Review Emissions Increase Rule. A final rule is expected shortly.
          On November 20, 2006, the Sierra Club notified the Utility and the two other Big Stone Plant co-owners of its intent to sue alleging violations of the PSD requirements of the Act at the Big Stone Plant with respect to three past plant activities. The Sierra Club stated that unless the matter is otherwise fully resolved, it intends to file suit in the applicable district courts any time 60 days after November 20, 2006. As of the date of this report on Form 10-K the Sierra Club has not filed suit in the applicable district courts. The Utility believes that the Big Stone Plant is in material compliance with all applicable requirements of the Act.
          The Coyote Station is subject to certain emission limitations under the PSD program of the Act. The EPA and the North Dakota Department of Health reached an agreement to identify a process for resolving several issues relating to the modeling protocol for the state’s PSD program. Modeling was completed and the results were submitted to the EPA for its review. On April 19, 2005 the North Dakota Department of Health held a Periodic Review Hearing relating to the PSD Air Quality Modeling Report that was submitted to the EPA. One of the Hearing Officer’s Findings and Conclusion was that the air quality relating to impacts of SO2 emissions is being adequately protected and that at 2002-2003 SO2 emission levels the relevant Class I increments are not violated.
          The issue of global climate change and the connection between global warming and increased levels of carbon dioxide (CO2) -a greenhouse gas (GHG)-in the atmosphere is receiving increased attention. Combustion of fossil fuels for the generation of electricity is a major stationary source of CO2 emissions in the United States and globally. The Utility is an owner or part-owner of three base-load, coal-fired electricity generating plants and four fuel-oil or natural gas-fired combustion turbine peaking plants with a combined generating capability of 679 MW. In 2007, these plants emitted approximately 4.2 million tons of CO2.
          The Utility monitors and evaluates the possible adoption of national, regional, or state climate change and GHG legislation or regulations that would affect electric utilities. Debate continues in Congress on the direction and scope of U.S. policy on climate change and regulation of GHGs. Although several bills have been introduced in Congress that would compel reductions in carbon dioxide emissions, there are presently no federal mandatory greenhouse gas reduction requirements. The likelihood of any federal mandatory carbon dioxide emissions reduction program being adopted in the near future, and the specific requirements of any such program, is uncertain. However, in April 2007, the U.S. Supreme Court issued a decision that determined that the EPA has authority to regulate CO2 and other greenhouse gases from automobiles as “air pollutants” under the Clean Air Act. The Supreme Court sent the case back to the EPA, which must conduct a rulemaking to determine whether greenhouse gas emissions contribute to climate change “which may reasonably be anticipated to endanger public health or welfare.” While this case addressed a provision of the Clean Air Act related to emissions from motor vehicles, a parallel provision of the Clean Air Act applies to stationary sources such as electric generators. Unless the U.S. Congress enacts legislation directing otherwise, the EPA could begin to regulate such emissions.
          Although standards have not been developed at the national level, several states and regional organizations are developing, or already have developed, state-specific or regional legislative initiatives to reduce GHG emissions through mandatory programs. In 2007, the state of Minnesota passed legislation regarding renewable energy portfolio standards that will require retail electricity providers to obtain 25% of the electricity sold to Minnesota customers from renewable sources by the year 2025. The Minnesota Legislature set a January 1, 2008 deadline for the MPUC to assign a carbon dioxide tax to electric generation. The legislation also set state targets for reducing fossil fuel use, included goals for reducing the state’s output of greenhouse gases, and restricted importing electricity generated by new coal-fueled power plants. MPUC, in its order dated December 21, 2007, has established an estimate of future carbon dioxide regulation cost at between $4/ton and $30/ton emitted in 2012 and after.
          The states of North Dakota and South Dakota currently have no proposed or pending legislation related to the regulation of GHGs, but North Dakota has a 10% renewable energy objective. As of the date of this report, a 10% renewable energy objective has passed both legislative chambers in South Dakota and is awaiting the Governor’s signature.
          While the eventual outcome of proposed and pending climate change legislation and GHG regulation is unknown, the Utility is taking steps to reduce its carbon footprint and mitigate levels of CO2 emitted in the process of generating electricity for its customers through the following initiatives:
•	Supply efficiency and reliability: Between 1990 and 2005, the Utility decreased its CO2 intensity (lbs. of CO2 /mwh generated) nearly 11%. The Utility plans to more than double that reduction by 2025. Big Stone II, the Utility proposed new generating plant is designed to incorporate supercritical pulverized coal technology that will increase plant efficiency by 20 percent and produce fly-ash that can replace cement in making concrete. In addition, transmission capacity above that which was needed for the plant was included in order to encourage regional wind energy development. The Utility’s most recent integrated resource plan calls for the retirement of older coal units that generate up to 122 MW of electricity by 2017. This would be replaced with the best available technology, which would be more efficient and potentially would include carbon capture and sequestration technologies.

•	Conservation: Since 1992 the Utility has helped our customers conserve more than 1 million mwh of electricity. That is roughly equivalent to the amount of electricity that 90,000 average homes would have used in a year. The Utility continues to educate customers about energy efficiency and demand-side management and to work with regulators to develop new programs and measurements. The Utility’s integrated resource plan calls for an additional 98 mw of conservation impacts by 2020.

•	Renewable energy: Since 2002 the Utility’s customers have been able to purchase 100% of their electricity from wind generation through the Utility’s TailWinds program. The MPUC has approved 160 MW of new wind generation in the most recent resource plan filing. Of that, 19.5 MW of purchased power agreements came on-line in December 2007 and 40.5 MW of owned wind resources were on-line by January 2008. Other projects are in the development phase and are expected to come on-line in the 2008 — 2010 time period. The Utility has purchased all the electricity generated by fourteen 1.5 MW wind turbines located in southeastern North Dakota since 2004. The Utility supports Minnesota’s new law requiring 25% of the electricity sold to Minnesota customers be obtained from renewable resources by 2025, especially with its customer protection provisions. This new law was based on the MPUC’s Wind Integration Study, which assumed in its baseline the construction of the Big Stone II power plant and associated transmission. The Utility supports North Dakota’s renewable energy objective that 10% of all retail electricity sold within the state by the year 2015 be obtained from renewable energy and recycled energy sources.

•	Other: The Utility will continue to participate as a member of EPA’s SF6 (sulfur hexafluoride) Emission Reduction Partnership for Electric Power Systems program. The partnership proactively is targeting a reduction in emissions of SF6, a potent greenhouse gas. SF6 has a global-warming potential 23,900 times that of CO2. The Utility is involved in a pilot project to use methane from a municipal waste water treatment plant to generate electricity and is also studying the potential for other methane-related projects. Methane has a global-warming potential 20 times that of CO2. The Utility participates in carbon sequestration research through the Plains CO2 Reduction Partnership (PCOR) through the University of North Dakota’s Energy and Environment Research Center. The PCOR Partnership is a collaborative effort of more than 50 public and private sector stakeholders working toward a better understanding of the technical and economic feasibility of capturing and storing anthropogenic CO2 emissions from stationary sources in the central interior of North America.
          While the future financial impact of any proposed or pending climate change legislation or regulation of GHG emissions is unknown at this time, any capital and operating costs incurred for additional pollution control equipment or CO2 emission reduction measures, such as the cost of sequestration or purchasing allowances, or offset credits, or the imposition of a carbon tax at the state or federal level could materially adversely affect the Company’s future results of operations, cash flows, and possibly financial condition, unless such costs could be recovered through regulated rates and/or future market prices for energy.
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
          On February 16, 2004 the EPA Administrator signed the final Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures for certain existing facilities. Hoot Lake Plant is the Utility’s only facility that could be impacted by this rule. On January 25, 2007 the U.S. Court of Appeals for the Second Circuit remanded portions of the rule to EPA. The Utility has completed an information collection program for the Hoot Lake Plant cooling water intake structure, but given the Court decision the Utility is uncertain of the impact on the facility at this time.
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
          At the request of the MPCA, the Utility has an ongoing investigation at its former, closed Hoot Lake Plant ash disposal sites. The MPCA continues to monitor site activities under their Voluntary Investigation and Cleanup Program. The Utility provided a revised focus feasibility study for remediation alternatives to the MPCA in October 2004. The Utility and the MPCA have reached an agreement identifying the remediation technology and the Utility completed the projects in 2006. The effectiveness of the remediation is currently under evaluation.

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
Capital Expenditures
          The Utility is continually expanding, replacing and improving its electric facilities. During 2007, approximately $104 million was invested for additions and replacements to its electric utility properties. During the five years ended December 31, 2007 gross electric property additions, including construction work in progress, were approximately $253.7 million and gross retirements were approximately $65.6 million.
          The Utility estimates that during the five-year period 2008-2012 it will invest approximately $759 million for electric construction, which includes $336 million for its share of expected expenditures for construction of the planned Big Stone II electric generating plant and related transmission assets if all necessary permits and approvals are granted on a timely basis. Other significant portions of the 2008-2012 capital budgets include wind generation projects and upgrades and extensions to the Utility’s transmission system.
Franchises
          At December 31, 2007 the Utility had franchises to operate as an electric utility in all but four incorporated municipalities that it serves. All franchises are nonexclusive and generally were obtained for 20-year terms, with varying expiration dates. No franchises are required to serve unincorporated communities in any of the three states that the Utility serves. The Utility believes that its franchises will be renewed prior to expiration.
Employees
          At December 31, 2007 the Utility had approximately 676 equivalent full-time employees. A total of 416 employees are represented by local unions of the International Brotherhood of Electrical Workers. These labor contracts were renewed in the fall of 2005 and have expiration dates in the fall of 2008 and 2009. The Utility has not experienced any strike, work stoppage or strike vote, and considers its present relations with employees to be good.

PLASTICS
General
          Plastics consist of businesses producing PVC and PE pipe. The Company derived 12%, 15% and 16% of its consolidated operating revenues from the Plastics segment for each of the three years ended December 31, 2007, 2006 and 2005, respectively. The Company derived 15%, 28% and 26% of its consolidated income from continuing operations from the Plastics segment for each of the three years ended December 31, 2007, 2006 and 2005, respectively.
The following is a brief description of these businesses:
Northern Pipe Products, Inc. (Northern Pipe), located in Fargo, North Dakota, manufactures and sells PVC and PE pipe for municipal water, rural water, wastewater, storm drainage systems and other uses in the Northern, Midwestern and Western regions of the United States as well as Canada. Production facilities for PVC pipe are located in Fargo, North Dakota and Hampton, Iowa. The production facility for PE pipe is located in Hampton, Iowa.
Vinyltech Corporation (Vinyltech), located in Phoenix, Arizona, manufactures and sells PVC pipe for municipal water, wastewater, water reclamation systems and other uses in the Western, Southwestern and South-central regions of the United States.
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
          The PVC resins are acquired in bulk and shipped to point of use by rail car. Over the last several years, there has been consolidation in PVC resin producers. There are a limited number of third party vendors that supply the PVC resin used by Northern Pipe and Vinyltech. Two vendors provided approximately 95% and 99% of total resin purchases in 2007 and 2006, respectively. The supply of PVC resin may also be limited due to manufacturing capacity and the limited availability of raw material components. A majority of U.S. resin production plants are located in the Gulf Coast region, which is subject to risk of damage to the plants and potential shutdown of resin production because of exposure to hurricanes that occur in that part of the United States. The loss of a key vendor, or any interruption or delay in the supply of PVC resin, could disrupt the ability of the Plastics segment to manufacture products, cause customers to cancel orders or require incurrence of additional expenses to obtain PVC resin from alternative sources, if such sources were available. Both Northern Pipe and Vinyltech believe they have good relationships with their key raw material vendors.
          Due to the commodity nature of PVC resin and PVC pipe and the dynamic supply and demand factors worldwide, historically the markets for both PVC resin and PVC pipe have been very cyclical with significant fluctuations in prices and gross margins.
Capital Expenditures
          Capital expenditures in the Plastics segment typically include investments in extrusion machines, land and buildings and management information systems. During 2007, capital expenditures of approximately $3.3 million were made in the Plastics segment. Total capital expenditures for the five-year period 2008-2012 are estimated to be approximately $21 million. Estimated capital expenditures include approximately $10 million for plant expansion at both plants. Vinyltech’s plant expansion will include a new resin-blending system and two additional extrusion lines which will increase production capacity by 40% after completion in 2008. Northern Pipe has planned the addition of an extrusion line to produce large-diameter PVC pipe at its Hampton, Iowa plant. When completed in the fall of 2008, the expansion will increase production capacity by more than 25%.
Employees
          At December 31, 2007 the Plastics segment had approximately 185 full-time employees.
MANUFACTURING
General
          Manufacturing consists of businesses engaged in the following activities: production of waterfront equipment, wind towers, material and handling trays and horticultural containers, contract machining and metal parts stamping and fabrication.
          The Company derived 31%, 28% and 25% of its consolidated operating revenues from the Manufacturing segment for each of the three years ended December 31, 2007, 2006 and 2005, respectively. The Company derived 29%, 26% and 14% of its consolidated income from continuing operations from the Manufacturing segment for each of the three years ended December 31, 2007, 2006 and 2005, respectively. The following is a brief description of each of these businesses:
BTD Manufacturing, Inc., with headquarters located in Detroit Lakes, Minnesota, is a metal stamping and tool and die manufacturer that provides its services mainly to customers in the Midwest. BTD stamps, fabricates, welds and laser cuts metal components according to manufacturers’ specifications primarily for the recreation vehicle, gas fireplace, health and fitness and enclosure industries.

DMI Industries, Inc., with headquarters located in West Fargo, North Dakota, engineers and manufactures wind towers and other heavy metal fabricated products. DMI has manufacturing facilities in West Fargo, North Dakota; Tulsa, Oklahoma; and Fort Erie, Ontario, Canada. DMI has a wholly-owned subsidiary, DMI Canada, Inc. located in Fort Erie, Ontario, Canada.
ShoreMaster, Inc., with headquarters in Fergus Falls, Minnesota, produces and markets residential and commercial waterfront equipment, ranging from boatlifts and docks to full marina systems that are marketed throughout the United States. ShoreMaster has four wholly-owned subsidiaries, Galva Foam Marine Industries, Inc., Shoreline Industries, Inc., Aviva Sports, Inc., and ShoreMaster Costa Rica Limitada. ShoreMaster has manufacturing facilities located in Fergus Falls and Pine River, Minnesota; Adelanto, California; Camdenton and Montreal, Missouri; and St. Augustine, Florida.
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
Raw Materials Supply
          The companies in the Manufacturing segment use a variety of raw materials in the products they manufacture, including steel, aluminum, resin and concrete. Both pricing increases and availability of these raw materials are concerns of companies in the Manufacturing segment. The companies in the Manufacturing segment attempt to pass the increases in the costs of these raw materials on to their customers. Increases in the costs of raw materials that cannot be passed on to customers could have a negative affect on profit margins in the Manufacturing segment.
Backlog
          The Manufacturing segment has backlog in place to support 2008 revenues of approximately $295 million compared with $241 million one year ago.
Legislation
          The demand for wind towers manufactured by DMI depends in part on the existence of either renewable portfolio standards or a federal production tax credit for wind energy. Renewable portfolio standards or objectives exist in approximately one-half of the states. A federal production tax credit is in place through December 31, 2008.

Capital Expenditures
          Capital expenditures in the Manufacturing segment typically include additional investments in new manufacturing equipment or expenditures to replace worn-out manufacturing equipment. Capital expenditures may also be made for the purchase of land and buildings for plant expansion and for investments in management information systems. During 2007, capital expenditures of approximately $43 million were made in the Manufacturing segment driven mainly by the DMI expansion project in Tulsa, Oklahoma. Total capital expenditures for the Manufacturing segment during the five-year period 2008-2012 are estimated to be approximately $80 million. This investment is to replace existing capacity with new technology and processes, as well as the addition of machinery capacity at existing locations.
Employees
          At December 31, 2007 the Manufacturing segment had approximately 1,663 full-time employees.
HEALTH SERVICES
General
          Health Services consists of the DMS Health Group, which includes businesses involved in the sale of diagnostic medical equipment, patient monitoring equipment and related supplies and accessories. These businesses also provide equipment maintenance, diagnostic imaging services, and rental of diagnostic medical imaging equipment.
          The Company derived 10%, 12% and 13% of its consolidated operating revenues from the Health Services segment for each of the three years ended December 31, 2007, 2006 and 2005, respectively. The Company derived 3%, 4% and 7% of its consolidated income from continuing operations from the Health Services segment for each of the three years ended December 31, 2007, 2006 and 2005, respectively. The companies comprising the DMS Health Group that deliver diagnostic imaging and healthcare solutions across the United States include:
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
DMS Imaging, Inc. (DMSI), a subsidiary of DMSHT located in Fargo, North Dakota, operates diagnostic medical imaging equipment, including CT, MRI, PET and PET/CT and provides nuclear medicine and other similar radiology services to hospitals, clinics, long-term care facilities and other medical providers. Regional offices are located in Minneapolis, Minnesota; Los Angeles, California; and Sioux Falls, South Dakota. DMS Imaging, Inc. provides services through four different business units:

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
Regulation
          The healthcare industry is subject to extensive federal and state regulations relating to licensure, conduct of operation, ownership of facilities, payment of services and expansion or addition of facilities and services.
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
          The Ethics and Patient Referral Act of 1989 (Stark Law) prohibits a physician from making referrals for certain designated health services payable under Medicare, including services provided by the Health Services companies, to an entity with which the physician has a financial relationship, unless certain exceptions apply. The Stark Law also prohibits an entity from billing for designated health services pursuant to a prohibited referral. A person who engages in a scheme to violate the Stark Law or a person who presents a claim to Medicare in violation of the Stark Law may be subject to civil fines and possible exclusion from participation in federal healthcare programs. Several states have similar statutes, the violation of which can result in civil fines and possible exclusion from state healthcare programs. The Center for Medicare and Medicaid Services (CMS) is currently considering additional modifications to the Stark Law that may further limit the ability of physicians to provide certain imaging services in their practices.
          The federal False Claims Act imposes liability on those who knowingly present or cause to be presented a false or fraudulent claim for payment to the federal government. “Knowingly” has been defined to include actions in deliberate ignorance and reckless disregard of the truth or falsity of such information. A suit under the False Claims Act can be brought directly by the United States Department of Justice, or can be brought by a “whistleblower.” A whistleblower brings suit on behalf of themselves and the United States, and the whistleblower is awarded a percentage of any recovery. Conduct that has given rise to False Claims Act liability includes but is not limited to current and past failures to comply with technical Medicare and Medicaid billing requirements, failure to comply with certain Medicare documentation requirements, and failure to comply with Medicare physician supervision requirements. Violations of the Stark Law and Anti-Kickback Statute

have also served as the basis of False Claims Act liability. Many states have adopted or are seeking to adopt state false claims act laws modeled on the federal statute.
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
          DMSI maintains Independent Diagnostic Testing Facilities (IDTFs) that enroll in the Medicare program as participating Medicare suppliers, so that they may receive reimbursement directly from the Medicare program for services provided to Medicare beneficiaries. In November 2007, the CMS published final rules effective in 2008 that increase oversight of IDTFs and ensure quality care for Medicare beneficiaries. These regulations delineate certain stringent performance standards for IDTFs including standards for physical facilities, patient privacy, technician qualifications, insurance, equipment inspections, reporting changes to CMS, physician supervision, and manner in which IDTFs are defined and enrolled in Medicare. These standards also include a provision prohibiting certain staff or space sharing arrangements.
          The final rules published as part of the 2008 Medicare Physician Fee Schedule also alter the scope of the federal anti-markup rule for diagnostic tests, a federal law which delineates instances when certain providers must treat certain technical and professional imaging procedures as purchased diagnostic tests. Providers are prohibiting from “marking-up” the price of the purchased tests to Medicare. The effective date of these changes has been delayed until January 1, 2009 for diagnostic imaging tests, but their eventual implementation, as well as ambiguities and uncertainties in the interpretation of the rules, may alter the expectations and operations of some of DMS’s clients and provide some disincentives to operate imaging services within their medical practices.
          Additional federal and state regulations that the Health Services companies are subject to include state laws that prohibit the practice of medicine by non-physicians and prohibit fee-splitting arrangements involving physicians; Federal Food and Drug Administration requirements; state licensing and certification requirements; and federal and state laws governing diagnostic imaging and therapeutic equipment. Courts and regulatory authorities have not fully interpreted a significant number of the current laws and regulations.
          The Health Services companies continue to monitor developments in healthcare law. The Health Services companies believe their operations comply with these laws and they are prepared to modify their operations from time to time as the legal and regulatory environment changes. However, there can be no assurances that the Health Services companies will always be able to modify their operations to address changes in the legal and regulatory environment without any adverse effect to their financial performance. The consequences of failing to comply with applicable laws can be severe. Laws such as the Anti-Kickback Statute and HIPAA carry criminal penalties. In many instances violations of applicable law can result in substantial fines and damages. Moreover, in some cases violations of applicable law can result in exclusion in participation in federal and state healthcare programs. If any of the Health Services companies were excluded from participation in federal or state healthcare programs, our customers who participate in those programs could not do business with us.

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
          New Medicare regulations reduced 2006 Medicare reimbursement for certain imaging services performed on contiguous body parts during the same day. In addition, the Deficit Reduction Act of 2005 (the DRA) limits reimbursement for imaging services provided in physician offices and in free-standing imaging centers to the reimbursement amount for that same service when provided in a hospital outpatient department. This DRA provision impacts a small number of imaging services provided by the Health Services segment. Federal and state legislatures may seek additional cuts in Medicare and Medicaid programs that could impact the value of the services provided by the Health Services segment.
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
Capital Expenditures
          Capital expenditures in this segment principally relate to the acquisition of diagnostic imaging equipment used in the imaging business. During 2007, capital expenditures of approximately $5 million were made in the Health Services segment. Total capital expenditures during the five-year period 2008-2012 are estimated to be approximately $11 million. Operating leases are also used to finance the acquisition of medical equipment used by Health Services companies. Current operating lease commitments during the five-year period 2008-2012 are estimated to be $99 million.
Employees
          At December 31, 2007 the Health Services segment had approximately 408 full-time employees.
FOOD INGREDIENT PROCESSING
General
          Food ingredient processing consists of Idaho Pacific Holdings, Inc., which was acquired by the Company on August 18, 2004. IPH, headquartered in Ririe, Idaho, manufactures and supplies dehydrated potato products to food manufacturers in the snack food, foodservice and bakery industries. IPH has three processing facilities located in Ririe, Idaho; Center, Colorado; and Souris, Prince Edward Island, Canada. Together these three facilities have the capacity to process approximately 114 million pounds of potatoes annually.
          The Company derived 6%, 4% and 4% and of its consolidated operating revenues from the Food Ingredient Processing segment for each of the years ended December 31, 2007, 2006 and 2005, respectively. This segment’s contribution to consolidated income from continuing operations for each of three years ended December 31, 2007, 2006 and 2005 was 8%, (8%) and 1%, respectively.
Customers
          IPH sells to customers in the United States and internationally. Products are sold through company sales persons and broker sales representatives. Customers include end users in the food ingredient industries and distributors to the food ingredient industries and foodservice industries, both domestically and internationally.
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
Backlog
          IPH has backlog in place for 2008 of approximately 51.5 million pounds compared with 52.8 million pounds one year ago.

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
Capital Expenditures
          Capital expenditures in the Food Ingredient Processing segment typically include additional investments in new dehydration equipment or expenditures to replace worn-out equipment. Capital expenditures may also be made for the purchase of land and buildings for plant expansion and for investments in management information systems. During 2007, no significant capital expenditures were made in the Food Ingredient Processing segment. Total capital expenditures for the Food Ingredient Processing segment during the five-year period 2008-2012 are estimated to be approximately $18 million.
Employees
          At December 31, 2007 the Food Ingredient Processing segment had approximately 413 full-time employees.
OTHER BUSINESS OPERATIONS
General
          Other Business Operations consists of businesses in residential, commercial and industrial electric contracting industries; fiber optic and electric distribution systems; wastewater, and HVAC systems construction; transportation and energy services.
          The Company derived 15%, 13% and 10% of its consolidated operating revenues from the Other Business Operations segment for each of the years ended December 31, 2007, 2006 and 2005, respectively. This segment’s contribution to consolidated income from continuing operations for each of the three years ended December 31, 2007, 2006 and 2005 was 8%, 10% and (1%), respectively. Following is a brief description of the businesses included in this segment.
Foley Company, headquartered in Kansas City, Missouri, provides mechanical and prime contracting services for water and wastewater treatment plants, power generation plants, hospital and pharmaceutical facilities, and other industrial and manufacturing projects across a multi-state service area in the Central United States.
Midwest Construction Services, Inc. (MCS), located in Moorhead, Minnesota, is a holding company for five subsidiaries that provide a full spectrum of electrical design and construction services for the industrial, commercial and municipal business markets, including government, institutional, communications and utility and renewable energy.
Otter Tail Energy Services Company, headquartered in Fergus Falls, Minnesota, provides technical and engineering services and energy efficient lighting primarily in North Dakota and Minnesota.

E. W. Wylie Corporation (Wylie), located in West Fargo, North Dakota, is a flatbed, specialized contract and common carrier operating a fleet of tractors and trailers in 48 states and six Canadian provinces. Wylie has trucking terminals in West Fargo, North Dakota; Des Moines, Iowa; Fort Worth, Texas; Denver, Colorado; and Albertville, Minnesota.
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
          The trucking industry, in which Wylie competes, is highly competitive. Wylie competes primarily with other short- to medium-haul, flatbed truckload carriers, internal shipping conducted by existing and potential customers and, to a lesser extent, railroads. Wylie recently entered the market of more specialized heavy haul trucks and trailers capable of hauling wind tower sections. Competition for the freight transported by Wylie is based primarily on service and efficiency and to a lesser degree, on freight rates. There are other trucking companies that have greater financial resources, operate more equipment or carry a larger volume of freight than Wylie and these companies compete with Wylie for qualified drivers.
Backlog
           The construction companies in the Other Business Operations segment have backlog in place of approximately $77 million for 2008 compared with $74 million for the same period one year ago.
Capital Expenditures
          Capital expenditures in this segment typically include investments in additional trucks, flatbed trailers and construction equipment. During 2007, capital expenditures of approximately $6 million were made in Other Business Operations. Capital expenditures during the five-year period 2008-2012 are estimated to be approximately $9 million for Other Business Operations. Operating leases are also used to finance the acquisition of trucks used by Wylie. Current operating lease commitments during the five-year period 2008-2012 are estimated to be $8 million.
Employees
          At December 31, 2007 there were approximately 701 full-time employees in Other Business Operations. Moorhead Electric, Inc., a subsidiary of MCS, has 86 employees represented by local unions of the International Brotherhood of Electrical Workers and covered by a labor contract that expires on May 31, 2008. Foley Company has 189 employees represented by various unions, including Boilermakers, Carpenters and Millwrights, Cement Masons, Operating Engineers, Pipe Fitters and Plumbers and Teamsters. Foley Company has several labor contracts with various expiration dates in 2008 and 2009. Moorhead Electric, Inc. and Foley Company have not experienced any strike, work stoppage or strike vote, and consider their present relations with employees to be good.
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
          The following factors, among others, could cause actual results for the Company to differ materially from those discussed in the forward-looking statements:
•	Federal and state environmental regulation could require the Company to incur substantial capital expenditures and increased operating costs.

•	Volatile financial markets and changes in the Company’s debt ratings could restrict the Company’s ability to access capital and could increase borrowing costs and pension plan expenses.

•	The Company’s plans to grow and diversify through acquisitions may not be successful and could result in poor financial performance.

•	The Company’s ability to grow its nonelectric businesses could be limited by state law.

•	The Company is subject to federal and state legislation, regulations and actions that may have a negative impact on its business and results of operations.

•	Competition is a factor in all of the Company’s businesses.

•	Economic uncertainty could have a negative impact on the Company’s future revenues and earnings.

•	Weather conditions or changes in weather patterns can adversely affect the Company’s operations and revenues.

•	Actions by the regulators of the Company’s Electric segment could result in rate reductions, lower revenues or delays in recovering capital expenditures.

•	The Company may not be able to respond effectively to deregulation initiatives in the electric industry, which could result in reduced revenues and earnings.

•	The Company’s electric generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased power purchase costs.
•	Future operating results of the Company’s Electric segment will be impacted by the outcome of a rate case filed in Minnesota on October 1, 2007 requesting a final overall increase in Minnesota retail electric rates of 6.7%. The filing included a request for an interim rate increase of 5.4%, which went into effect on November 30, 2007. Interim rates will remain in effect for all Minnesota customers until the MPUC makes a final determination on the Utility’s request, which is expected by August 1, 2008. If final rates are lower than interim rates, the Utility will refund Minnesota customers the difference with interest.

•	Certain costs currently included in the FCA in retail rates may be excluded from recovery through the FCA but may be subject to recovery through rates established in a general rate case. Further, all, or portions of, gross margins on asset-based wholesale electric sales may become subject to refund through the FCA as a result of a general rate case.

•	Electric wholesale margins could be further reduced as the MISO market becomes more efficient.

•	Electric wholesale trading margins could be reduced or eliminated by losses due to trading activities.

•	Wholesale sales of electricity from excess generation could be affected by reductions in coal shipments to the Big Stone and Hoot Lake plants due to supply constraints or rail transportation problems beyond the Utility’s control.

•	The Utility has capitalized $8.2 million in costs related to the planned construction of a second electric generating unit at its Big Stone Plant site as of December 31, 2007. Should approvals of permits not be received on a timely basis, the project could be at risk. If the project is abandoned for permitting or other reasons, these capitalized costs and others incurred in future periods may be subject to expense and may not be recoverable.

•	Existing or new laws or regulations addressing climate change or reductions of greenhouse gas emissions by federal or state authorities, such as mandated levels of renewable generation or mandatory reductions in CO2 emission levels or taxes on CO2 emissions, that result in increases in electric service costs could negatively impact the Company’s net income, financial position and operating cash flows if such costs cannot be recovered through rates granted by ratemaking authorities in the states where the Utility provides service or through increased market prices for electricity.

•	The Company’s Plastics segment is highly dependent on a limited number of vendors for PVC resin, many of which are located in the Gulf Coast region, and a limited supply of resin. The loss of a key vendor or an interruption or delay in the supply of PVC resin could result in reduced sales or increased costs for this business.

•	Reductions in PVC resin prices could negatively impact PVC pipe prices, profit margins on PVC pipe sales and the value of PVC pipe held in inventory.

•	The price and availability of raw materials could affect the revenues and earnings of the Company’s Manufacturing segment.

•	The Company’s Food Ingredient Processing segment operates in a highly competitive market and is dependent on adequate sources of raw materials for processing. Should the supply of these raw materials be affected by poor growing conditions, this could negatively impact the results of operations for this segment.

•	The Company’s Food Ingredient Processing and wind tower manufacturing businesses could be adversely affected by changes in foreign currency exchange rates.

•	Changes in the rates or methods of third-party reimbursements for diagnostic imaging services could result in reduced demand for those services or create downward pricing pressure, which would decrease revenues and earnings for the Company’s Health Services segment.

•	The Company’s Health Services segment may not be able to retain or comply with the dealership arrangement and other agreements with Philips Medical.

•	Actions by regulators of the Company’s Health Services segment could result in monetary penalties or restrictions in the Company’s health services operations.
•	A significant failure or an inability to properly bid or perform on projects by the Company’s construction businesses could lead to adverse financial results.
A further discussion of risk factors and cautionary statements is set forth under “Risk Factors and Cautionary Statements” and “Critical Accounting Policies Involving Significant Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 28 through 34 of the Company’s 2007 Annual Report to Shareholders, filed as an Exhibit hereto. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any forward-looking statement or contained in any subsequent filings by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 1A. RISK FACTORS
          The information required by this Item is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors and Cautionary Statements” on Pages 28 through 32 of the Company’s 2007 Annual Report to Shareholders, filed as an Exhibit hereto.
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
          As of December 31, 2007 the Utility’s transmission facilities, which are interconnected with lines of other public utilities, consisted of 48 miles of 345 kV lines; 405 miles of 230 kV lines; 799 miles of 115 kV lines; and 4,039 miles of lower voltage lines, principally 41.6 kV. The Utility owns the uprated portion of the 48 miles of the 345 kV line, with Minnkota Power Cooperative retaining title to the original 230 kV construction.
          In addition to the properties mentioned above, the Company owns and has investments in offices, service buildings and wind generation turbines. The Company’s subsidiaries own facilities and equipment used to manufacture PVC pipe, produce dehydrated potato products and perform metal stamping, fabricating and contract machining; construction equipment and tools; wind towers and other heavy metal fabricated products; thermoformed products; commercial and waterfront equipment; medical imaging equipment and a fleet of flatbed trucks and trailers.
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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the three months ended December 31, 2007.
Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF FEBRUARY 28, 2008)
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

NAME AND AGE	DATES ELECTED TO OFFICE	PRESENT POSITION AND BUSINESS EXPERIENCE

John D. Erickson (49)	4/8/02	Present: President and Chief Executive Officer

George A. Koeck (55)	4/10/00	Present: Corporate Secretary and General Counsel

Lauris N. Molbert (50)	6/10/02	Present: Executive Vice President and Chief Operating Officer

Kevin G. Moug (48)	4/9/01	Present: Chief Financial Officer and Treasurer

Charles S. MacFarlane (43)	5/1/03	President, Otter Tail Power Company

	Prior to 5/1/03	Interim President, Otter Tail Power Company
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
          The information required by this Item is incorporated by reference to the first sentence under “Otter Tail Corporation Stock Listing” on Page 68, to “Selected Consolidated Financial Data” on Page 18, to “Retained Earnings Restriction” on Page 57 and to “Quarterly Information” on Page 65 of the Company’s 2007 Annual Report to Shareholders, filed as an Exhibit hereto. The Company did not repurchase any equity securities during the three months ended December 31, 2007.

PERFORMANCE GRAPH
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
          The graph below compares the cumulative total shareholder return on the Company’s common shares for the last five fiscal years with the cumulative return of The NASDAQ Stock Market Index and the Edison Electric Institute Index (EEI) over the same period (assuming the investment of $100 in each vehicle on December 31, 2002, and reinvestment of all dividends).

	2002	2003	2004	2005	2006	2007
OTC	$100.00	$103.42	$103.02	$121.66	$136.04	$156.39
EEI	$100.00	$123.48	$151.68	$176.03	$212.56	$247.76
NASDAQ	$100.00	$149.52	$162.72	$166.18	$182.57	$197.98
Item 6. SELECTED FINANCIAL DATA
          The information required by this Item is incorporated by reference to “Selected Consolidated Financial Data” on Page 18 of the Company’s 2007 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The information required by this Item is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Pages 19 through 35 of the Company’s 2007 Annual Report to Shareholders, filed as an Exhibit hereto.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The information required by this Item is incorporated by reference to “Quantitative and Qualitative Disclosures About Market Risk” on Pages 31and 32 of the Company’s 2007 Annual Report to Shareholders, filed as an Exhibit hereto.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The information required by this Item is incorporated by reference to “Quarterly Information” on Page 65, the Company’s audited financial statements on Pages 39 through 65 and “Report of Independent Registered Public Accounting Firm” on Page 36 of the Company’s 2007 Annual Report to Shareholders, filed as an Exhibit hereto.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
          Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2007, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.
          There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
          The annual report of the Company’s management on internal control over financial reporting is incorporated by reference to “Management’s Report Regarding Internal Controls Over Financial Reporting” on Page 36 of the Company’s 2007 Annual Report to Shareholders, filed as an Exhibit hereto. The attestation report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, regarding the Company’s internal control over financial reporting is incorporated by reference to “Report of Independent Registered Public Accounting Firm” on Page 36 of the Company’s 2007 Annual Report to Shareholders, filed as an Exhibit hereto.

Item 9B. OTHER INFORMATION
    None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          The information required by this Item regarding Directors is incorporated by reference to the information under “Election of Directors” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting. The information regarding executive officers and family relationships is set forth in Item 4A hereto. The information regarding Section 16 reporting is incorporated by reference to the information under “Security Ownership of Directors and Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting. The information required by this Item regarding the Company’s procedures for recommending nominees to the Board of Directors is incorporated by reference to the information under “Meetings and Committees of the Board of Directors – Corporate Governance Committee” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting. The information required by this Item in regards to the Audit Committee is incorporated by reference to the information under “Meetings and Committees of the Board of Directors – Audit Committee” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting. The information regarding the Company’s Audit Committee financial experts is incorporated by reference to the information under “Meetings and Committees of the Board – Audit Committee” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting.
          The Company has adopted a code of conduct that applies to all of its directors, officers (including its principal executive officer, principal financial officer, and its principal accounting officer or controller or person performing similar functions) and employees. The Company’s code of conduct is available on its website at www.ottertail.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its code of conduct by posting such information on its website at the address specified above. Information on the Company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.
Item 11. EXECUTIVE COMPENSATION
          The information required by this Item is incorporated by reference to the information under “Compensation Discussion and Analysis,” “Report of Compensation Committee,” “Executive Compensation” and “Director Compensation” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information required by this Item regarding security ownership is incorporated by reference to the information under “Outstanding Voting Shares” and “Security Ownership of Directors and Officers” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting.

EQUITY COMPENSATION PLAN INFORMATION
          The following table sets forth information as of December 31, 2007 about the Company’s common stock that may be issued under all of its equity compensation plans:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders

1999 Stock Incentive Plan	1,128,755 (1)	$17.94	1,202,173 (2)

1999 Employee Stock Purchase Plan	—	N/A	397,156 (3)

Equity compensation plans not approved by security holders	—	—	—

Total	1,128,755	$17.94	1,599,329

(1)	Includes 109,000, 88,050 and 75,150 performance based share awards made in 2007, 2006 and 2005, respectively, 55,480 restricted stock units outstanding as of December 31, 2007, and 13,938 phantom shares as part of the deferred director compensation program and excludes 58,077 shares of restricted stock issued under the 1999 Stock Incentive Plan.

(2)	The 1999 Stock Incentive Plan provides for the issuance of any shares available under the plan in the form of restricted stock, performance awards and other types of stock-based awards, in addition to the granting of options, warrants or stock appreciation rights.

(3)	Shares are issued based on employee’s election to participate in the plan.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          The information required by this Item is incorporated by reference to the information under “Policy and Procedures Regarding Transactions with Related Persons” and “Election of Directors” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The information required by this Item is incorporated by reference to the information under “Ratification of Independent Registered Public Accounting Firm — Fees” and “Ratification of Independent Registered Public Accounting Firm – Pre-approval of Audit/Non-Audit Services Policy” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) List of documents filed:
          (1) and (2) See Table of Contents on Page 44 hereof.
          (3) See Exhibit Index on Pages 45 through 52 hereof.
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

Dated: February 28, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature and Title

John D. Erickson	)
President and Chief Executive Officer	)
(principal executive officer) and Director	)
)
Kevin G. Moug	)
Chief Financial Officer and Treasurer	)
(principal financial and accounting officer))
	)	By	/s/ John D. Erickson
John C. MacFarlane	)		John D. Erickson
Chairman of the Board and Director	)		Pro Se and Attorney-in-Fact
	)		Dated February 28, 2008
Karen M. Bohn, Director	)
)
Dennis R. Emmen, Director	)
)
Arvid R. Liebe, Director	)
)
Edward J. McIntyre, Director	)
)
Joyce Nelson Schuette, Director	)
)
Nathan I. Partain, Director	)
)
Gary J. Spies, Director	)

OTTER TAIL CORPORATION

FINANCIAL STATEMENTS, SUPPLEMENTARY FINANCIAL DATA, SUPPLEMENTAL
FINANCIAL SCHEDULES INCLUDED IN ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007
     The following items are incorporated in this Annual Report on Form 10-K by reference to the registrant’s Annual Report to Shareholders for the year ended December 31, 2007 filed as an Exhibit hereto:

Page in
Annual
Report to
Shareholders
Financial Statements:

Management’s Report Regarding Internal Controls Over Financial Reporting	36

Report of Independent Registered Public Accounting Firm	36

Consolidated Statements of Income for the Three Years Ended December 31, 2007	37

Consolidated Balance Sheets, December 31, 2007 and 2006	38 & 39

Consolidated Statements of Common Shareholders’ Equity and Comprehensive Income for the Three Years Ended December 31, 2007	40

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2007	41

Consolidated Statements of Capitalization, December 31, 2007 and 2006	42

Notes to Consolidated Financial Statements	43-65

Selected Consolidated Financial Data for the Five Years Ended December 31, 2007	18

Quarterly Data for the Two Years Ended December 31, 2007	65
Schedules are omitted because of the absence of the conditions under which they are required, because the amounts are insignificant or because the information required is included in the financial statements or the notes thereto.

Exhibit Index
to
Annual Report
on Form 10-K
For Year Ended December 31, 2007

	Previously Filed
		As
		Exhibit
	File No.	No.
3-A	8-K filed 4/10/01	3	—Restated Articles of Incorporation, as amended (including resolutions creating outstanding series of Cumulative Preferred Shares).

3-B			—Restated Bylaws, as amended.

4-A-1	10-K for year ended 12/31/01	4-D-7	—Note Purchase Agreement, dated as of December 1, 2001.

4-A-2	10-K for year ended 12/31/02	4-D-4	—First Amendment, dated as of December 1, 2002, to Note Purchase Agreement, dated as of December 1, 2001.

4-A-3	10-Q for quarter ended 9/30/04	4.2	—Second Amendment, dated as of October 1, 2004, to Note Purchase Agreement, dated as of December 1, 2001.

4-A-4	8-K filed 12/20/07	4.2	—Third Amendment, dated as of December 1, 2007, to Note Purchase Agreement, dated as of December 1, 2001.

4-B	8-K filed 9/06/06	4.1	—Credit Agreement, dated as of September 1, 2006, between the Company, dba Otter Tail Power Company, and U.S. Bank National Association.

4-B-1	8-K filed 4/18/07	4.1	—First Amendment to Credit Agreement, dated as of April 13, 2007, to Credit Agreement, dated as of September 1, 2006.

4-B-2	8-K filed 9/06/07	4.1	—Second Amendment to Credit Agreement, dated as of August 31, 2007, to Credit Agreement, dated as of September 1, 2006.

4-C	8-K filed 2/28/07	4.1	—Note Purchase Agreement, dated as of February 23, 2007, between the Company and Cascade Investment L.L.C.

4-D	8-K filed 8/23/07	4.1	—Note Purchase Agreement, dated as of August 20, 2007.

4-D-1	8-K filed 12/20/07	4.3	—First Amendment, dated as of December 14, 2007, to Note Purchase Agreement, dated as of August 20, 2007.

Previously Filed
As
Exhibit
	File No.	No.
4-E	8-K filed 10/5/07	4.1	—Credit Agreement, dated as of October 2, 2007, among Varistar Corporation, the Banks named therein, U.S. Bank National Association, a national banking association, as agent for the Banks and as Lead Arranger, and Bank of America, N.A., Keybank National Association, and Wells Fargo Bank, National Association, as Co-Documentation Agents.

4-E-1	8-K filed 12/7/07	4.1	—First Amendment to Credit Agreement, dated as of November 30, 2007, to Credit Agreement, dated as of October 2, 2007.

10-A	2-39794	4-C	—Integrated Transmission Agreement, dated August 25, 1967, between Cooperative Power Association and the Company.

10-A-1	10-K for year ended 12/31/92	10-A-1	—Amendment No. 1, dated as of September 6, 1979, to Integrated Transmission Agreement, dated as of August 25, 1967, between Cooperative Power Association and the Company.

10-A-2	10-K for year ended 12/31/92	10-A-2	—Amendment No. 2, dated as of November 19, 1986, to Integrated Transmission Agreement between Cooperative Power Association and the Company.

10-C-1	2-55813	5-E	—Contract dated July 1, 1958, between Central Power Electric Corporation, Inc., and the Company.

10-C-2	2-55813	5-E-1	—Supplement Seven dated November 21, 1973. (Supplements Nos. One through Six have been superseded and are no longer in effect.)

10-C-3	2-55813	5-E-2	—Amendment No. 1 dated December 19, 1973, to Supplement Seven.

10-C-4	10-K for year ended 12/31/91	10-C-4	—Amendment No. 2 dated June 17, 1986, to Supplement Seven.

10-C-5	10-K for year ended 12/31/92	10-C-5	—Amendment No. 3 dated June 18, 1992, to Supplement Seven.

10-C-6	10-K for year ended 12/31/93	10-C-6	—Amendment No. 4 dated January 18, 1994 to Supplement Seven.

10-D	2-55813	5-F	—Contract dated April 12, 1973, between the Bureau of Reclamation and the Company.

10-E-1	2-55813	5-G	—Contract dated January 8, 1973, between East River Electric Power Cooperative and the Company.

Previously Filed
As
Exhibit
	File No.	No.
10-E-2	2-62815	5-E-1	—Supplement One dated February 20, 1978.

10-E-3	10-K for year ended 12/31/89	10-E-3	—Supplement Two dated June 10, 1983.

10-E-4	10-K for year ended 12/31/90	10-E-4	—Supplement Three dated June 6, 1985.

10-E-5	10-K for year ended 12/31/92	10-E-5	—Supplement No. Four, dated as of September 10, 1986.

10-E-6	10-K for year ended 12/31/92	10-E-6	—Supplement No. Five, dated as of January 7, 1993.

10-E-7	10-K for year ended 12/31/93	10-E-7	—Supplement No. Six, dated as of December 2, 1993

10-F	10-K for year ended 12/31/89	10-F	—Agreement for Sharing Ownership of Generating Plant by and between the Company, Montana-Dakota Utilities Co., and Northwestern Public Service Company (dated as of January 7, 1970).

10-F-1	10-K for year ended 12/31/89	10-F-1	—Letter of Intent for purchase of share of Big Stone Plant from Northwestern Public Service Company (dated as of May 8, 1984).

10-F-2	10-K for year ended 12/31/91	10-F-2	—Supplemental Agreement No. 1 to Agreement for Sharing Ownership of Big Stone Plant (dated as of July 1, 1983).

10-F-3	10-K for year ended 12/31/91	10-F-3	—Supplemental Agreement No. 2 to Agreement for Sharing Ownership of Big Stone Plant (dated as of March 1, 1985).

10-F-4	10-K for year ended 12/31/91	10-F-4	—Supplemental Agreement No. 3 to Agreement for Sharing Ownership of Big Stone Plant (dated as of March 31, 1986).

10-F-5	10-Q for quarter ended 9/30/03	10.1	—Supplemental Agreement No. 4 to Agreement for Sharing Ownership of Big Stone Plant (dated as of April 24, 2003).

10-F-6	10-K for year ended 12/31/92	10-F-5	—Amendment I to Letter of Intent dated May 8, 1984, for purchase of share of Big Stone Plant.

10-G	10-Q for quarter ended 06/30/04	10.3	—Master Coal Purchase and Sale Agreement by and between the Company, Montana-Dakota Utilities Co., Northwestern Corporation and Kennecott Coal Sales Company-Big Stone Plant (dated as of June 1, 2004).

Previously Filed
As
Exhibit
	File No.	No.
10-H	2-61043	5-H	—Agreement for Sharing Ownership of Coyote Station Generating Unit No. 1 by and between the Company, Minnkota Power Cooperative, Inc., Montana-Dakota Utilities Co., Northwestern Public Service Company and Minnesota Power & Light Company (dated as of July 1, 1977).

10-H-1	10-K for year ended 12/31/89	10-H-1	—Supplemental Agreement No. One, dated as of November 30, 1978, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.

10-H-2	10-K for year ended 12/31/89	10-H-2	—Supplemental Agreement No. Two, dated as of March 1, 1981, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1 and Amendment No. 2 dated March 1, 1981, to Coyote Plant Coal Agreement.

10-H-3	10-K for year ended 12/31/89	10-H-3	—Amendment, dated as of July 29, 1983, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.

10-H-4	10-K for year ended 12/31/92	10-H-4	—Agreement, dated as of September 5, 1985, containing Amendment No. 3 to Agreement for Sharing Ownership of Coyote Generating Unit No.1, dated as of July 1, 1977, and Amendment No. 5 to Coyote Plant Coal Agreement, dated as of January 1, 1978.

10-H-5	10-Q for quarter ended 9/30/01	10-A	—Amendment, dated as of June 14, 2001, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.

10-H-6	10-Q for quarter ended 9/30/03	10.2	—Amendment, dated as of April 24, 2003, to Agreement for Sharing Ownership of Coyote Generating Unit No. 1.

10-I	2-63744	5-I	—Coyote Plant Coal Agreement by and between the Company, Minnkota Power Cooperative, Inc., Montana-Dakota Utilities Co., Northwestern Public Service Company, Minnesota Power & Light Company, and Knife River Coal Mining Company (dated as of January 1, 1978).

10-I-1	10-K for year ended 12/31/92	10-I-1	—Addendum, dated as of March 10, 1980, to Coyote Plant Coal Agreement.

10-I-2	10-K for year ended 12/31/92	10-I-2	—Amendment (No. 3), dated as of May 28, 1980, to Coyote Plant Coal Agreement.

10-I-3	10-K for year ended 12/31/92	10-I-3	—Fourth Amendment, dated as of August 19, 1985, to Coyote Plant Coal Agreement.

10-I-4	10-Q for quarter ended 6/30/93	19-A	—Sixth Amendment, dated as of February 17, 1993, to Coyote Plant Coal Agreement.

	Previously Filed
		As
		Exhibit
	File No.	No.
10-I-5	10-K for year ended 12/31/01	10-I-5	—Agreement and Consent to Assignment of the Coyote Plant Coal Agreement.

10-J-1	10-Q for quarter ended 06/30/05	10.1	—Big Stone II Power Plant Participation Agreement by and among the Company, Central Minnesota Municipal Power Agency, Great River Energy, Heartland Consumers Power District, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., Southern Minnesota Municipal Power Agency and Western Minnesota Municipal Power Agency, as Owners (dated as of June 30, 2005).

10-J-1a	10-Q for quarter ended 6/30/06	10.6	—Amendment No. 1, dated as of June 1, 2006, to Participation Agreement (dated as of June 30, 2005).

10-J-1b	8-K filed 8/31/06	10.1	—Amendment No. 2, dated as of August 18, 2006, to Participation Agreement (dated as of June 30, 2005).

10-J-1c	8-K filed 10/11/06	10.1	—Amendment No. 3, effective September 1, 2006, to Participation Agreement (dated as of June 30, 2005).

10-J-1d	8-K filed 6/19/07	10.1	—Amendment No. 4, dated as of June 8, 2007, to Participation Agreement (dated as of June 30, 2005).

10-J-1e	8-K filed 9/12/07	10.1	—Amendment No. 5, dated as of September 1, 2007, to Participation Agreement (dated as of June 30, 2005).

10-J-1f	8-K filed 9/24/07	10.1	—Amendment No. 6, dated as of September 20, 2007, to Participation Agreement (dated as of June 30, 2005).

10-J-2	10-Q for quarter ended 06/30/05	10.2	—Big Stone II Power Plant Operation & Maintenance Services Agreement by and among the Company, Central Minnesota Municipal Power Agency, Great River Energy, Heartland Consumers Power District, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., Southern Minnesota Municipal Power Agency and Western Minnesota Municipal Power Agency, as Owners, and the Company, as Operator (dated as of June 30, 2005).

10-J-3	10-Q for quarter ended 06/30/05	10.3	—Big Stone I and Big Stone II 2005 Joint Facilities Agreement by and among the Company, Central Minnesota Municipal Power Agency, Great River Energy, Heartland Consumers Power District, Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc., NorthWestern Corporation dba NorthWestern Energy, Southern Minnesota Municipal Power Agency and Western Minnesota Municipal Power Agency, as Owners (dated as of June 30, 2005).

	Previously Filed
		As
		Exhibit
	File No.	No.
10-J-3a	8-K filed 8/25/06	10.1	—Amendment No. 1, dated as of July 13, 2006, to Joint Facilities Agreement (dated as of June 30, 2005).

10-K-1	10-Q for quarter ended 9/30/99	10	—Power Sales Agreement between the Company and Manitoba Hydro Electric Board (dated as of July 1, 1999).

10-L	10-K for year ended 12/31/91	10-L	—Integrated Transmission Agreement by and between the Company, Missouri Basin Municipal Power Agency and Western Minnesota Municipal Power Agency (dated as of March 31, 1986).

10-L-1	10-K for year ended 12/31/88	10-L-1	—Amendment No. 1, dated as of December 28, 1988, to Integrated Transmission Agreement (dated as of March 31, 1986).

10-M	10-Q for quarter ended 06/30/04	10.1	—Master Coal Purchase Agreement by and between the Company and Kennecott Coal Sales Company — Hoot Lake Plant (dated as of December 31, 2001).

10-N-1	10-K for year ended 12/31/02	10-N-1	—Deferred Compensation Plan for Directors, as amended*

10-N-2	8-K filed 02/04/05	10.1	—Executive Survivor and Supplemental Retirement Plan (2005 Restatement).*

10-N-2a	10-K for year ended 12/31/06	10-N-2a	—First Amendment of Executive Survivor and Supplemental Retirement Plan (2005 Restatement).*

10-N-3	10-K for year ended 12/31/93	10-N-5	—Nonqualified Profit Sharing Plan.*

10-N-4	10-Q for quarter ended 3/31/02	10-B	—Nonqualified Retirement Savings Plan, as amended.*

10-N-5	8-K filed 4/13/06	10.3	—1999 Employee Stock Purchase Plan, As Amended (2006).

10-N-6	8-K filed 4/13/06	10.4	—1999 Stock Incentive Plan, As Amended (2006).

10-N-7	10-K for year ended 12/31/05	10-N-7	—Form of Stock Option Agreement*

10-N-8	10-K for year ended 12/31/05	10-N-8	—Form of Restricted Stock Agreement*

10-N-9	8-K filed 4/13/06	10.2	—Form of 2006 Performance Award Agreement.*

	Previously Filed
		As
		Exhibit
	File No.	No.
10-N-10	8-K filed 04/15/05	10.2	—Executive Annual Incentive Plan (Effective April 1, 2005).*

10-N-11	10-Q for quarter ended 6/30/06	10.5	—Form of 2006 Restricted Stock Unit Award Agreement.*

10-N-12	8-K filed 4/13/06	10.1	—Form of Restricted Stock Award Agreement for Directors.

10-O-1	10-Q for quarter ended 6/30/02	10-A	—Executive Employment Agreement, John Erickson.*

10-O-2	10-Q for quarter ended 6/30/02	10-B	—Executive Employment Agreement and amendment no. 1, Lauris Molbert.*

10-O-3	10-Q for quarter ended 6/30/02	10-C	—Executive Employment Agreement, Kevin Moug.*

10-O-4	10-Q for quarter ended 6/30/02	10-D	—Executive Employment Agreement, George Koeck.*

10-P-1	8-K filed 11/2/07	10.1	—Change in Control Severance Agreement, John Erickson.*

10-P-2	8-K filed 11/2/07	10.2	—Change in Control Severance Agreement, Lauris Molbert.*

10-P-3	8-K filed 11/2/07	10.3	—Change in Control Severance Agreement, Kevin Moug.*

10-P-4	8-K filed 11/2/07	10.4	—Change in Control Severance Agreement, George Koeck.*

13-A			—Portions of 2007 Annual Report to Shareholders incorporated by reference in this Form 10-K.

21-A			—Subsidiaries of Registrant.

23-A			—Consent of Deloitte & Touche LLP.

24-A			—Powers of Attorney.

31.1			—Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Previously Filed
As
Exhibit
	File No.	No.
31.2			—Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			—Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2			—Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract of compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.